Form 10-Q
period 1995-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1995-05-12
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

 [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    March 31, 1995

Commission file number    2-78572



                     UNITED BANCORPORATION OF ALABAMA, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        63-0833573
- - --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                     P.O. Drawer 8, Atmore, Alabama  36504
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (334) 368-2525
- - --------------------------------------------------------------------------------
              Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  x    No
                                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as March 31, 1995.

                     Class A Common Stock....516,385 Shares
                     Class B Common Stock....  -0-  Shares

                      UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1995


                                     INDEX


PART I - FINANCIAL INFORMATION                                                   PAGE
- - ------------------------------                                                   ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                   3

         Condensed Consolidated Statements of Earnings                           4

         Consolidated Statement's of Stockholders' Equity                        5

         Consolidated Statement of Cash Flows                                    6

         Notes to Consolidated Financial Statements                              7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                       8

PART II - OTHER INFORMATION
- - ---------------------------


Item 6.  (a)     Exhibit 27 Financial Data Schedule
         (b)     Reports on Form 8-K                                             11


                                    Item 1.
                    UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                                       March 31,     December 3
                                                                          1995           1994
Assets
Cash and due from banks                                               $  5,656,761     6,796,587
Federal funds sold                                                       2,850,000     5,975,000
                                                                      ------------   -----------
                 Cash and cash equivalents                               8,506,761    12,771,587
Interest bearing deposits with other
  financial institutions                                                   105,048       105,432
Securities Available for sale (market value of $27,711,246              27,711,246    25,157,439
   and $25,157,439, respectively)
Investment securities (market values of $27,582,013                     28,751,809    30,444,228
   and $28,462,295, respectively)
Loans                                                                   63,153,967    61,389,337
Less:  Unearned income                                                   1,086,723     1,043,761
             Allowance for loan losses                                   1,297,442     1,251,549
                                                                      ------------   -----------
                 Net loans                                              60,769,802    59,094,027

Premises and equipment, net                                              1,652,948     1,698,946
Interest receivable and other assets                                     2,023,232     2,336,949
                                                                      ------------   -----------
                 Total assets                                          129,520,846   131,608,608
                                                                      ============   ===========
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                $ 18,476,330    19,263,719
  Interest bearing                                                      93,885,389    94,866,126
                                                                      ------------   -----------
                 Total deposits                                        112,361,719   114,129,845

Securities sold under agreements to repurchase                           4,876,585     5,873,654
Other borrowed funds                                                       280,226       306,609
Accrued expenses and other liabilities                                     658,086       627,831
                                                                      ------------   -----------
                 Total liabilities                                     118,176,616   120,937,939
Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding.                                             5,482         5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                             0             0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                               0             0
Surplus                                                                  3,476,518     3,476,518
Net unrealized loss on investments on
  available for sale investments                                          (284,330)     (637,286)
Retained earnings                                                        8,612,150     8,291,545
                                                                      ------------   -----------
                                                                        11,809,820    11,136,259
Less 31,775 and 33,925 treasury shares, at cost                            465,590       465,590
                                                                      ------------   -----------
         Total stockholders' equity                                     11,344,230    10,670,669
         Total liabilities and stockholders' equity                   $129,520,846   131,608,608
                                                                      ============   ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)


                                                                                 Three Months Ended
                                                                                       March 31
                                                                                 1995           1994
Interest income:
  Interest and fees on loans                                                   $1,594,851     1,220,906
                                                                               ----------    ----------
  Interest on investment securities Available for Sale:
    Taxable                                                                       440,214       342,877
    Nontaxable                                                                     23,724        81,229
  Interest on investment securities Held to Maturity:
    Taxable                                                                       380,492       525,080
    Nontaxable                                                                     62,738        15,758
                                                                               ----------    ----------
   Total investment income                                                        907,168       964,944
  Other interest income                                                            76,707        47,865
                                                                               ----------    ----------
      Total interest income                                                     2,578,726     2,233,715

Interest expense:
  Interest on deposits                                                            951,754       778,429
  Interest on other borrowed funds                                                 86,551        32,594
                                                                               ----------    ----------
      Total interest expense                                                    1,038,305       811,023

      Net interest income                                                       1,540,421     1,422,692

Provision for loan losses                                                          51,000        90,000
                                                                               ----------    ----------
      Net interest income after
        provision for loan losses                                               1,489,421     1,332,692

Non-interest income:
  Service charge on deposits                                                      217,387       218,556
  Commission on credit life                                                        28,707        29,438
  Investment securities gains and losses, net                                           0             0
  Other                                                                            27,384        98,000
                                                                               ----------    ----------
      Total noninterest income                                                    273,478       345,994

Non-interest expense:
  Salaries and benefits                                                           618,261       586,892
  Net occupancy expense                                                           163,045       176,667
  Other                                                                           488,576       441,520
                                                                               ----------    ----------
      Total non-interest expense                                                1,269,882     1,205,079

      Earnings before income tax expense                                          493,017       473,607
Income tax expense                                                                172,412       168,855
                                                                               ----------    ----------
      Net earnings                                                             $  320,605       304,752
                                                                               ==========    ==========
Net earnings per share                                                         $     0.62          0.63
Weighted average shares outstanding                                               516,385       484,275
                                                                               ==========    ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                                                                    Net          Net
                                                                                 Unrealized   Unrealized
                                                                                  loss on      loss on                     Total
                                             Common                  Retained   investments  investments    Treasury   stockholders'
                                              stock     Surplus      earnings   mutual funds      AFS        stock        equity
Balance December 31, 1992                  $   5,482   3,476,518     7,196,939      (91,093)                 (508,590)   10,079,256
  Net earnings 1993                             -          -         1,369,748       -                         -          1,369,748
  Cash dividends declared ($.50 per share)      -          -          (257,118)      -                         -           (257,118)
  Unrealized loss on investments in mutual                                                                                        0
   funds and other stocks                       -          -            -            91,093                    -             91,093
Purchase of treasury stock                                                                                     -                  0

Balance December 31, 1993                      5,482    3,476,518    8,309,569       -                       (508,590)   11,282,979
  Net earnings 1994                             -          -           824,549       -                         -            824,549
  Cash dividends declared ($.50 per share)      -          -          (257,118)      -                         -           (257,118)
  Unrealized loss on investments in mutual                                                                                        0
   funds                                        -          -            -            -                         -                  0
  Net Change in unrealized gain (losses)                                                        (637,286)                  (637,286)
   on investments available for sale
   Purchase treasury stock                                                                                   (539,280)     (539,280)
Stock Dividend (1 to 15):                                                                                                         0
  29,960 at $18                                                       (539,280)                               539,280             0
  2,150 at $20                                                         (43,000)                                43,000             0
  Cash dividends payable on partial shares                              (3,175)                                              (3,175)
Balance December 31, 1994                  $   5,482    3,476,518    8,291,545       -          (637,286)    (465,590)   10,670,669
  Net earnings three months ended
   March 31, 1995                               -          -           320,605       -                         -            320,605
  Cash dividends declared                       -          -            -                                                         0
  Net Change in unrealized gain (losses)                                                                                          0
   on investments available for sale            _          -            -            -           352,956       -            352,956
                                           ---------   ----------   ----------    ---------    ---------    ---------   -----------
Balance March 31, 1995                     $   5,482    3,476,518    8,612,150            0     (284,330)    (465,590)   11,344,230


United Bank
Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 1995 and 1994
Operating Activities
 Net Income                                                     $     320,605 $    304,752
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                           51,000       90,000
   Depreciation on Premises and Equipment                              50,516       79,595
   Amortization of Investment Securities                               15,612       10,810
   Amortization of Investment Securities Held for Sale                 16,874       14,832
   (Gain) Loss on Sale of Investment Securities                             0            0
   (Gain) Loss on Sale of Investment Securities Held for Sale               0            0
   (Gain) Loss on Sale of Other Real Estate                                 0            0
   (Gain)Loss on Disposal of Premises and Equipment                         0       (3,325)
   Writedown of Other Real Estate                                           0            0
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                   78,414     (109,120)
   Increase (Decrease) in Deferred Income Taxes                             0            0
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                              30,255     (103,747)
                                                                -------------  -----------
 Net Cash Provided (Used) by Operating Activities                     563,276      283,797
                                                                -------------  -----------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                           384          383
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                             0            0
  Proceeds From Sales of Investment Securities                              0            0
  Proceeds From Sales of Investment Securities
   Available for Sale                                                       0            0
  Proceeds From Maturities of Investment Securities                 1,676,807    4,399,270
  Proceeds From Maturities of Investment Securities
   Available for Sale                                                 293,409    2,530,916
  Purchases of Investment Securities                                        0   (9,479,792)
  Purchases of Investment Securities Available for Sale            (2,275,831)    (995,000)
  Net (Increase) Decrease in Loans                                 (1,726,775)  (1,267,428)
  Purchases of Premises and Equipment                                  (4,518)     (41,531)
  Proceeds From Sales of Premises and Equipment                             0        3,325
  Purchases of Other Real Estate                                            0      (26,656)
  Proceeds From Sales of Other Real Estate                                  0       30,000
                                                                -------------  -----------
 Net Cash Provided (Used) by Investing Activities                  (2,036,524)  (4,846,513)
                                                                -------------  -----------
Financing Activities
  Net Increase (Decrease) in Deposits,                             (1,768,126)   3,017,398
 Net Increase in securities sold under
  agreemnet to repurchase                                            (997,069)  (1,748,179)
  Cash Dividends                                                            0            0
  Purchase of Treasury Stock                                                0            0
  Increase (Decrease) in Other Borrowed Funds                         (26,383)    (451,871)
                                                                -------------  -----------
 Net Cash Provided (Used) by Financing Activities                  (2,791,578)     817,348
                                                                -------------  -----------
Increase (Decrease) in Cash and Cash Equivalents                   (4,264,826)  (3,745,368)
Cash and Cash Equivalents at Beginning of Period                   12,771,587   10,335,046
                                                                -------------  -----------
Cash and Cash Equivalents at End of Period                      $   8,506,761  $ 6,589,678
                                                                =============  ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 1 - General

The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the three months ended March 31, 1995, and 1994, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the three months ended March 31, 1995, was $320,605, an increase of $15,853, or 5.20%, as compared to $304,752 for the same period in 1994. An increase in net interest margin was offset the decrease in other income to account for most of this increase.

Total interest income increased $345,011, or 15.45% to $2,578,726 in 1995, from $2,233,715 in 1994. Average interest earning assets were $123,861,457 for the first quarter of 1995 as compared to $118,625,875 for the same period in 1994,
an increase of $5,235,582 or 4.41%   The average rate earned in 1995 was 8.44%
as compared to 7.70% in 1994, reflecting rising interest rates during 1995. Thus, the increase in total interest income in 1995 is attributed to a combination of rising interest rates and an increase in the volume of average interest earning assets. The net interest margin increased to 5.03% for the first quarter of 1995 as compared to 4.92% for the same period in 1994.

Total interest expense increased by $227,282, or 28.02%, in 1995 to $1,038,305 from $811,023 in 1994. Average interest bearing liabilities increased to $101,525,942 in 1995 from $98,749,281 in 1994, an increase of $2,776,661, or
2.81%. The average rate paid during the first quarter of 1995 was 4.17% as compared to 3.33% for the same period in 1994.

The provision for loan losses decreased to $51,000 for the first three months of 1995 as compared to $90,000 for the same period in 1994. Net charged-off loans for the first quarter of 1995 were $5,107, as compared to $54,471 net charge-offs in 1994.

The allowance for possible loan losses represents 2.05% of gross loans at March 31, 1995, as compared to 2.42% at year-end 1994, excluding bankers acceptances and commercial paper. Loans on which the accrual of interest had been discontinued or reduced amounted to $185,066 at March 31, 1995, as compared to $162,844 at December 31, 1994.

Total noninterest income decreased to $273,478 for the first quarter of 1995, as compared to $345,994 for the same period of 1994, a decrease of $72,516, or 21.00%. Service charges on deposits decreased $1,169, or .53%, to $217,387 in 1995 from $218,556 in 1994. Commissions on credit life decreased to $28,707 in 1995 from $29,438 in 1994. Other income decreased during the first quarter of 1995 to $27,384 from $98,000 in 1994. The Corporation has yet to receive a dividend from Risk Associated in 1995; in 1994 the dividend was $58,000.

Total noninterest expense increased $64,773, or 5.37% , to $1,269,882 during the first quarter of 1995, as compared to $1,205,079 for the same period in 1994. Salaries and benefits increased to $618,261 in 1995 from $586,892 in 1994, an increase of $31,369 or 5.34%. Occupancy expense decreased $13,622, or 7.71%, to $163,045 in 1995 from $176,667 in 1994. Other expense increased to $488,576 during the first quarter of 1995 from $441,520 for the same period in 1994, an increase of $47,056, or 10.66%. Legal fees for the first quarter of 1995 were $39,160, as compared to $117,409 for the same period in 1994. FDIC premiums paid on deposits increased $2,717, or 3.97%, to $71,160 in 1994, as compared to $68,443 for the same period in 1994.

Earnings before taxes for the first quarter of 1995 increased $19,410, or 4.10%, to $493,067 from $473,607 for the same period of 1994. Income tax expense increased to $172,412 in 1995 from $168,855 in 1994, an increase of $3,557, or 2.10%.

Financial Condition and Liquidity

Total assets on March 31, 1995, were $129,520,846, as compared to $131,608,608 on December 31, 1994, a decrease of $2,087,762, or 1.59%. Average total assets for the first quarter of 1995 were $131,648,833 as compared to $128,016,474 for the same period in 1994. Net loans increased to $60,769,802 at March 31, 1995, from $59,094,027 at year end 1994, an increase of $1,675,775, or 2.84%. The loan to deposit ratio (net loans) on March 31, 1995, excluding bankers acceptances and commercial paper, was 54.08%, as compared to 51.78% on December 31, 1994. Most of this growth was real estate mortgage loans.

Fed Funds Sold decreased to $2,850,000 on March 31, 1995, as compared to $5,975,000 on December 31, 1994, a decrease of $3,125,000. The investment securities available for sale increased to $27,711,246 in the first quarter of 1995 from $25,157,439 at December 31, 1994. The investment securities held to maturity decreased to $28,751,809 at March 31, 1995 from $30,444,228 at December 31, 1994.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 1995 and December 31, 1994. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                   March            December
         Description                               1994             1993
                                                   (Dollars in Thousands)
(A)     Loans accounted for on a                    $185              $163
        nonaccrual basis

(B)     Loans which are contractually
        past due ninety days or more as
        to interest or principal payments
        (excluding balances included in
        (A) above).                                   14                35

(C)     Loans, the term of which have
        been renegotiated to provide a
        reduction or deferral of interest
        or principal because of a
        deterioration in the financial
        position of the borrower.                      0                 0

(D)     Other non-performing assets                   75                75

Total deposits decreased $1,768,126, or 1.55%, to $112,361,719 on March 31, 1995, from $114,129,845 at year end. Noninterest bearing deposits decreased to $18,476,330 at quarter end from 1994's year end total of $19,263,719, a reduction of $787,389, or 4.08%. Interest bearing deposits decreased $980,737, or 1.03%, to a $93,885,389 on March 31, 1995, from $94,866,126 at December 31,
1994. Average total deposits for the first quarter of 1995 were $113,493,988, as compared to $110,509,077 for the same period in 1994.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 1995, was $11,344,230, an increase of $673,561, or 6.31%, from $10,670,669 at year end
1994.

Primary capital to total assets at March 31, 1995, was 8.76%, as compared to 8.11% at year end 1994. Total capital and allowances for loan losses to total assets at March 31, 1995 was 9.76%, as compared to 9.05% at December 31, 1994. The Corporation's bank subsidiary, United Bank, had risk based capital of $12,643,000, or 17.75%, at March 31, 1994, as compared to $12,290,000, or
15.54% at year end 1994. United Bank had excess risk based capital of 9.75% at March 31, 1995, and 7.54% at December 31, 1994, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

        (A)      Exhibit 27 Financial Data Schedule

        (B) During the three months ended March 31, 1995, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED BANCORPORATION OF ALABAMA, INC.




Date: May 10, 1995                  /s/ Robert R. Jones, III
      ------------                  ---------------------------------------
                                    Robert R. Jones, III
                                    President
                                    (Principal Financial Officers)

                                EXHIBIT INDEX



                    Exhibits            Description
                    --------            -----------
                    27             Financial Data Schedule
