Form 10-Q
period 1995-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1995-08-18
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended  June 30, 1995

Commission file number  2-78572



                    UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                    63-0833573
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                    Number)



200 East Nashville Avenue, Atmore, Alabama                    36502
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



                                (205) 368-2525
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995.


                   Class A Common Stock.... 516,358 Shares
                   Class B Common Stock....   -0-   Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1995


                                     INDEX



PART I - FINANCIAL INFORMATION                                                                                       PAGE
------   ---------------------                                                                                       ----
Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                                                                         3

          Condensed Consolidated Statements of Earnings                                                                 4

          Consolidated Statements of Stockholders' Equity                                                               5

          Consolidated Statements of Cash Flows                                                                         6

          Notes to Consolidated Financial Statements                                                                    7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                           8


PART II - OTHER INFORMATION
-------   -----------------


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders                                                           12

Item 6.  Exhibits and Reports on Form 8-K                                                                              12

Item 1.             UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                               June 30,     December 31,
                                                                 1995          1994
Assets
Cash and due from banks                                        $5,877,341    $6,796,587
Federal funds sold                                              3,875,000     5,975,000
                                                             -------------  ------------
           Cash and cash equivalents                            9,752,341    12,771,587

Interest bearing deposits with other
  financial institutions                                          104,664       105,432
Securities Available for sale (market value of $25,606,267     25,606,267    25,157,439
   and $25,157,439, respectively)
Investment securities (market values of $28,535,823            28,598,008    30,444,228
   and $28,462,295, respectively)
Loans                                                          66,411,102    61,389,337
Less:  Unearned income                                          1,153,351     1,043,761
       Allowance for loan losses                                1,318,359     1,251,549
                                                             -------------  ------------
           Net loans                                           63,939,392    59,094,027

Premises and equipment, net                                     1,614,971     1,698,946
Interest receivable and other assets                            1,727,683     2,336,949
                                                             -------------  ------------
           Total assets                                       131,343,326   131,608,608
                                                             =============  ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                        $17,096,644    19,263,719
  Interest bearing                                             93,877,314    94,866,126
                                                             -------------  ------------
           Total deposits                                     110,973,958   114,129,845

Securities sold under agreements to repurchase                  6,353,782     5,873,654
Other borrowed funds                                            1,019,274       306,609
Accrued expenses and other liabilities                          1,034,458       627,831
                                                             -------------  ------------
           Total liabilities                                  119,381,472   120,937,939

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding.                                    5,482         5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                    0             0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                      0             0
Surplus                                                         3,476,518     3,476,518
Net unrealized loss on investments on
  available for sale investments                                  (20,922)     (637,286)
Retained earnings                                               8,966,366     8,291,545
                                                             -------------  ------------
                                                               12,427,444    11,136,259
Less 31,775 and 33,925 treasury shares, at cost                   465,590       465,590
                                                             -------------  ------------
         Total stockholders' equity                            11,961,854    10,670,669
                                                             -------------  ------------
         Total liabilities and stockholders' equity           131,343,326   131,608,608
                                                             =============  ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)


                                                             Three Months Ended        Six Months Ended
                                                                   June 30                   June 30
                                                             1995         1994         1995         1994
Interest income:
  Interest and fees on loans                              $1,678,508   $1,325,926   $3,273,359   $2,546,832
  Interest on investment securities Available for Sale:
    Taxable                                                  428,814      482,103     $869,028      686,362
    Nontaxable                                                25,509       20,226      $49,233      159,198
  Interest on investment securities Held to Maturity:
    Taxable                                                  369,524      343,485      750,016    1,007,183
    Nontaxable                                                62,890       77,969      125,628       35,984
                                                          ----------   ----------   ----------   ----------
   Total investment income                                   886,737      923,783    1,793,905    1,888,727
  Other interest income                                       52,349       28,506      129,056       76,371
                                                          ----------   ----------   ----------   ----------
      Total interest income                                2,617,594    2,278,215    5,196,320    4,511,930

Interest expense:
  Interest on deposits                                     1,023,374      800,589    1,975,128    1,579,018
  Interest on other borrowed funds                            83,618       35,913      170,169       68,507
                                                          ----------   ----------   ----------   ----------
      Total interest expense                               1,106,992      836,502    2,145,297    1,647,525

      Net interest income                                  1,510,602    1,441,713    3,051,023    2,864,405

Provision for loan losses                                     51,000       90,000      102,000      180,000
                                                          ----------   ----------   ----------   ----------

      Net interest income after
        provision for loan losses                          1,459,602    1,351,713    2,949,023    2,684,405

Non-interest income:
  Service charge on deposits                                 226,365      216,292      443,752      434,848
  Commission on credit life                                   22,881       23,901       51,588       53,339
  Investment securities gains and losses, net                 31,346       10,092       31,346       10,092
  Other                                                       63,532       25,952       90,916      123,952
                                                          ----------   ----------   ----------   ----------
      Total non-interest income                              344,124      276,237      617,602      622,231

Non-interest expense:
  Salaries and benefits                                      618,716      613,921    1,236,977    1,200,813
  Net occupancy expense                                      156,272      134,370      319,317      311,037
  Other                                                      483,064      511,094      971,640      952,614
                                                          ----------   ----------   ----------   ----------
      Total non-interest expense                           1,258,052    1,259,385    2,527,934    2,464,464

      Earnings before income tax expense                     545,674      368,565    1,038,691      842,172
Income tax expense                                           191,459      122,077      363,871      290,932
                                                          ----------   ----------   ----------   ----------
      Net earnings                                           354,215      246,488      674,820      551,240
                                                          ==========   ==========   ==========   ==========

Net earnings per share                                         $0.69        $0.51        $1.31        $1.14
Weighted average shares outstanding                          516,385      484,275      516,385      484,275
                                                          ==========   ==========   ==========   ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                                                                                 Net            Net
                                                                              Unrealized     Unrealized
                                                                               loss on        loss on                      Total
                                            Common                Retained   investments    investments    Treasury    stockholders'
                                             stock    Surplus     earnings   mutual funds        AFS        stock         equity
Balance December 31, 1992                    $5,482   3,476,518   7,196,939      (91,093)                   (508,590)    10,079,256
  Net earnings 1993                            -         -        1,369,748       -                           -           1,369,748
  Cash dividends declared ($.50 per share)     -         -         (257,118)      -                           -            (257,118)
  Unrealized loss on investments in mutual                                                                                        0
   funds and other stocks                      -         -           -            91,093                      -              91,093
Purchase of treasury stock                                                                                    -                   0

Balance December 31, 1993                     5,482   3,476,518   8,309,569       -                         (508,590)    11,282,979
  Net earnings 1994                            -         -          824,549       -                           -             824,549
  Cash dividends declared ($.50 per share)     -         -         (257,118)      -                           -            (257,118)
  Unrealized loss on investments in mutual                                                                                        0
   funds                                       -         -           -            -                           -                   0
  Net Change in unrealized gain (losses)                                                       (637,286)                   (637,286)
   on investments available for sale
   Purchase treasury stock                                                                                  (539,280)      (539,280)
Stock Dividend (1 to 15):                                                                                                         0
  29,960 at $18                                                    (539,280)                                 539,280              0
  2,150 at $20                                                      (43,000)                                  43,000              0
  Cash dividends payable on partial shares                           (3,175)                                                 (3,175)
Balance December 31, 1994                    $5,482   3,476,518   8,291,545       -            (637,286)    (465,590)    10,670,669
  Net earnings six months ended
   June 30, 1995                               -         -          674,820       -                           -             674,820
  Cash dividends declared                      -         -           -                                                            0
  Net Change in unrealized gain (losses)                                                                                          0
   on investments available for sale                     -           -            -             616,365       -             616,365
                                            --------  ----------  ---------- ------------                  ----------  -------------
Balance June 30, 1995                        $5,482   3,476,518   8,966,365            0        (20,921)*   (465,590)    11,961,854

* Difference from Balance Sheet due to rounding.

United Bank
Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 1995 and 1994
Operating Activities

 Net Income                                                                $     674,820      $     551,240
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                     102,000            180,000
   Depreciation on Premises and Equipment                                        112,014            137,502
   Amortization of Investment Securities                                          26,461            (24,550)
   Amortization of Investment Securities Available for Sale                       20,195            (30,517)
   (Gain) Loss on Sale of Investment Securities                                        0                  0
   (Gain) Loss on Sale of Investment Securities Available for Sale               (31,346)           (10,092)
   (Gain) Loss on Sale of Other Real Estate                                            0                  0
   (Gain)Loss on Disposal of Premises and Equipment                                    0             (3,325)
   Writedown of Other Real Estate                                                      0                  0
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                             198,360           (199,579)
   Increase (Decrease) in Deferred Income Taxes                                 (281,245)           159,000
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                        687,872           (631,701)
                                                                           -------------      -------------
 Net Cash Provided (Used) by Operating Activities                              1,509,131            127,978
                                                                           -------------      -------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                      768                767
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                        0                  0
  Proceeds From Sales of Investment Securities                                         0                  0
  Proceeds From Sales of Investment Securities Available for Sale              2,208,761          4,197,272
  Proceeds From Maturities of Investment Securities                            1,969,759          5,543,163
  Proceeds From Maturities of Investment Securities Available for Sale           656,664          3,745,835
  Purchases of Investment Securities                                            (150,000)       (10,283,013)
  Purchases of Investment Securities Available for Sale                       (2,275,831)        (1,990,000)
  Net (Increase) Decrease in Loans                                            (4,947,365)        (4,887,535)
  Purchases of Premises and Equipment                                            (28,039)          (201,457)
  Proceeds From Sales of Premises and Equipment                                        0              3,325
  Purchases of Other Real Estate                                                       0                  0
  Proceeds From Sales of Other Real Estate                                             0                  0
                                                                           -------------      -------------
 Net Cash Provided (Used) by Investing Activities                             (2,565,283)        (3,871,643)
                                                                           -------------      -------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                        (3,155,887)         2,470,984
 Net Increase in securities sold under
  agreement to repurchase                                                        480,128
  Cash Dividends                                                                       0         (1,194,142)
  Purchase of Treasury Stock                                                           0                  0
  Increase (Decrease) in Other Borrowed Funds                                    712,665            183,050
                                                                           -------------      -------------
 Net Cash Provided (Used) by Financing Activities                             (1,963,094)         1,459,892
                                                                           -------------      -------------
Increase (Decrease) in Cash and Cash Equivalents                              (3,019,246)        (2,283,773)
Cash and Cash Equivalents at Beginning of Period                              12,771,587         10,335,046
                                                                           -------------      -------------
Cash and Cash Equivalents at End of Period                                 $   9,752,341      $   8,051,273
                                                                           =============      =============

                    UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY

              Noted to Interim Consolidated Financial Statements

Note 1 - General

The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 1995, and 1994, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income for the six months ended June 30, 1995, was $674,820, an increase of $123,580, or 22.42%, as compared to $551,240 for the same period in 1994. Net earnings per share increased to $1.31 for the six months ended June 30, 1995, as compared to $1.14 in 1994.

Total interest income increased $684,390, or 15.17%, to $5,196,320 in 1995, from $4,511,930 in 1994. Average interest earning assets were $123,375,587 for the first six months 1995, as compared to $119,386,420 for the same period in 1994, an increase of $3,989,167, or 3.34%. The average rate earned in 1995 was 8.49% as compared to 7.62% in 1994, reflecting rising interest rates during 1995. Thus, the increase in total interest income in 1994 is attributed to both rising of interest rates and increased loan volume. Net interest margin increased to 4.98% for the first six months of 1995 as compared to 4.84% for the same period in 1994.

Total interest expense increased by $497,772, or 30.21%, in 1995 to $2,145,297 from $1,647,525 in 1994. Average interest bearing liabilities increased to $100,351,431 in 1995 from $98,753,957 in 1994, an increase of $1,597,474, or
1.62%. The average rate paid rose to 4.32% in 1995, as compared to 3.57% in 1994.

The provision for loan losses decreased to $102,000 for the first six months of 1995 as compared to $180,000 for the same period in 1994. Net charged-off loans for the first six months of 1995 were $35,190, as compared to $50,933 for the same period in 1994.

Excluding bankers acceptances and commercial paper, the allowance for possible loan losses represents 1.99% of gross loans at June 30, 1995, as compared to 2.03% at year-end 1994. Loans on which the accrual of interest had been discontinued or reduced to $330,713 at June 30, 1995, as compared to $162,844 at December 31, 1994.

Total noninterest income decreased to $617,602 for the first six months of 1995, as compared to $622,231 for the same period in 1994, a decrease of $4,629, or .74%. Security gains which resulted from the sale of investments in the available for sale portfolio were $10,092 for the first six months of 1994, as compared to $31,346 for the same period in 1995. Service charges on deposits increased $8,904, or 2.04%, to $443,752 in 1995 from $434,848 in 1994.
Commissions on credit life decreased to $51,588 in 1995 from $53,339 in 1994, a decrease of $1,751, or 3.28%. Other income decreased during the first six months of 1995 to $90,916 from $123,952 in 1994, a decrease of $33,036, or
26.65%.


Total noninterest expense increased $63,470, or 2.58%, to $2,527,934 during the first six months of 1995, as compared to $2,464,464 for the same period in 1994. Salaries and benefits increased to $1,236,977 in 1995 from $1,200,813 in 1994, an increase of $36,164, or 3.01%. Occupancy expense increased $8,280, or 2.66% to $319,317 in 1995 from $311,037 in 1994. Other expense increased to $971,640 during the first six months of 1995 from $952,614 for the same period
in 1994, an increase of $19,026, or 2.00%.   FDIC premiums paid on deposits
increased $5,433, or 3.97%, to $142,319 in 1994, as compared to $136,886 for the same period in 1994. United Bank paid $112,218 in Data Processing fees for the six months ended June 30, 1995.

Earnings before taxes for the first six months of 1995 increased $196,519, or 23.34%, to $1,038,691 from $842,172 for the same period in 1994. Income tax expense increased to $363,871 in 1995 from $290,932 in 1994, an increase of $72,939, or 25.07%.

Three Months Ended June 30, 1995, and 1994, Compared

Net earnings for the three months ended June 30, 1995, increased to $354,215 from $246,488, an increase of $107,727, or 43.70%. Earnings per share increased to $.69 from $.51 in 1994.

Total interest income increased $339,379, or 14.90% to $2,617,594 for the second quarter of 1995, as compared to $2,278,215 for the same period in 1994. Interest and fees on loans increased $352,582, or 26.59%, to $1,678,508 in 1995, from $1,325,926 in 1994. The average rate earned on interest earning assets during the second quarter of 1995 was 8.56%, as compared to 7.61% for the same period in 1994. Rising interest rates and an increase in average interest earning assets were the primary reason for the overall increase in interest income. The net interest margin decreased to 4.94% for the second quarter of 1995, as compared to 4.81% for the same period in 1994. Average interest earning assets increased to $122,649,934 in 1995, from $120,146,924 in 1994, an increase of $2,503,010, or 2.08%.

Total interest expense increased due to rising interest rates. Total interest expense increased $270,490, or 32.34%. Total interest expense for the second quarter of 1995 was $1,106,992, as compared to $836,502 for the same period in 1994. Average interest bearing liabilities for the second quarter of 1995 were $99,198,909, as compared to $98,764,293 for the same period in 1994, an increase of $434,616, or .44%.

The provision for loan losses decreased to $51,000 for the second quarter of 1995 as compared to $90,000 for the same period in 1994. Net charged-off loans for the second quarter of 1994 were $43,139, as compared to $30,083 for the same period in 1995.

Total noninterest income decreased to $344,124 for the second quarter of 1995 as compared to $276,237 in 1994, an increase of $67,887, or 24.57%. Service charges on deposits increased $10,073, or 4.65%, to $226,365 in 1995, from $216,892 in 1994. Commissions on credit life insurance decreased to $22,881 in 1995 from $23,909 in 1994. Other income decreased during the second quarter of 1994 to $63,532 from $25,952 in 1994, an increase of $37,580, or 144.81%.
During the second quarter the Bank received an insurance rebate on Bond Policies of $16,000 and a dividend from Risk Associates for $16,000.

Total noninterest expense decreased $1,333, or .11%, to $1,258,052 during the second quarter of 1995, as compared to $1,259,385 for the same period in 1994. Salaries and benefits increased to $618,716 in 1995, from $613,921 in 1994, an increase of $4,295, or .78%. Occupancy expense increased $21,902, or 16.30%, to $156,272 in 1995 from $134,370 in 1994. Other expense decreased to $483,064 during the second quarter of 1995, as compared to $511,094 for the same period in 1994, a reduction of $28,030, or 5.48%. FDIC premiums paid on deposits increased $2,716, or 3.96%, to $71,159 in 1995, as compared to $68,443 for the same period in 1994.

Earnings before taxes for the second quarter of 1995 increased by $177,109 or 48.05% to $545,674 from $368,565 for the same period in 1994. Income taxes increased to $191,459 in 1995 from $122,077 in 1994, an increase of $69,382, or 56.83%.


Financial Condition and Liquidity

Total assets on June 30, 1995, were $131,343,326, as compared to $131,608,608 on December 31, 1994, a decrease of $265,282, or .20%. Average total assets for the first six months of 1995 were $130,714,555. The loan to deposit ratio (net loans) on June 30, 1995, excluding bankers acceptances and commercial paper, was 59.84%, as compared to 53.79% on December 31, 1994.

Fed Funds Sold decreased to $3,875,000 on June 30, 1995, as compared to $5,975,000 on December 31, 1994, a decrease of $2,100,000. The investment securities available for sale increased to $25,606,267 due to the recovery of the market value in the portfolio in the second quarter of 1995 from $25,157,437 at December 31, 1994. The investment securities held to maturity decreased from $30,444,228 at December 31, 1994 to $28,598,008 in June of 1995,
due to maturities and calls.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 1995 and December 31, 1994. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                        June                 December
         Description                                    1995                     1994
                                                               (Dollars in Thousands)
(A)      Loans accounted for on                         $331                     $163
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                          40                       35

(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because of
         a deterioration in the financial
         position of the borrower.                         0                        0

(D)      Other non-performing assets                      75                       75

Total deposits decreased $3,155,887, or 2.76%, to $110,973,958 on June 30, 1995, from $114,129,845 at year end. Noninterest bearing deposits decreased to $17,096,644 at June 30, 1995, from $19,263,719 at year end 1994, a reduction of
$2,167,075, or 11.25%. Interest bearing deposits decreased $988,812, or 1.04%, to $93,877,314 on June 30, 1995, from $94,866,126 at December 31, 1994.
Average total deposits for the first six months of 1995 were $112,247,704.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 1995, was $11,961,854, an increase of $1,291,185, or 12.10%, from $10,670,669 at year end
1994. This increase is due to earnings and the recovery of the market value of the available for sale portfolio.

Primary capital to total assets at June 30, 1995, was 9.11%, as compared to 8.11% at year end 1994. Total capital and allowances for loan losses to total assets at June 30, 1995, were 10.11%, as compared to 9.05% at December 31, 1994. The Corporation's bank subsidiary, United Bank, had risk based capital of $12,986,000, or 15.39%, at June 30, 1995, as compared to $12,290,000, or
15.54% at year end 1994. United Bank had excess risk based capital of 7.39% at June 30, 1995, and 7.54% at December 31, 1994, based upon the minimum requirement of 8.00%.

                           PART II OTHER INFORMATION


Item 1.  Legal Proceedings.

Two litigation matters involving the Company's subsidiary, United Bank (the "Bank"), and reported in the Corporation's annual report on Form 10-K for the fiscal year ended December 31, 1994, have been resolved.

On July 26, 1995, the Bank entered into an oral settlement agreement in the case styled Gordon Everett, Jeanelle McKissack and Johns S. Peacock v. United Bank and Fred Peevy, Circuit Court of Escambia County, Alabama, Civil Action No. 91-273 after 2-1/2 days of trial. Pursuant to that settlement agreement, all of the parties in the case agreed that (1) all claims against the Bank in the case would be dismissed with prejudice, and (2) the Bank and one of its insureance carriers would pay to the plaintiffs, in settlement of the plaintiffs' claim, an amount substantially less than the $5 million in damages originally claimed by the plaintiffs. The Bank has filed a proof of loss with another of its insurers which would include claims for recovery of a portion of the described settlement payment as well as for the other expenses and losses incurred by the Bank in this and other related cases.

By virtue of the foregoing settlement, all or substantially all of the claims of the Bank in the case styled State Farm Fire & Casualty Co. v. Gordon Everette, et al. (U.S. District Court for the Southern District of Alabama, No. 93-440-P-S), filed on May 21, 1993 by State Farm, have been mooted by separate settlement of the underlying lawsuits.

United Bank and United Bancorporation of Alabama, Inc. v. Raymond L. Bolden, Civil Action No. 94-800 RV-S U.S. District Court for the Southern District of Alabama has been administratively closed by the Court, because the parties have tentatively agreed upon a method by which the case may be resolved if it is approved by the pertinent state and federal banking regulators, who have been informed of the possible plan for resolution of the matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)     The annual meeting of security holders of United
                 Bancorporation of Alabama, Inc. was held May 3, 1995.

         (b) The following directors were elected at the annual meeting of the security holders of United Corporation of Alabama, Inc.:

                 Nominees                  For              Against          Abstentions
                 --------                  ---              -------          -----------
                 Elam P. Fayard            365,621           229                2,069
                 Claude S. Swift           367,728           191                    0
                 David D. Swift            367,834           85                     0

                 Those directors of the Corporation who were not standing for re-election and whose terms of office continued after the 1995 Annual Meeting are H. Leon Esneul, Robert R. Jones, III, William J. Justice and Bobby W. Sawyer.



Item 6.  Exhibits and Reports on Form 8-K.

         (a)     See Exhibit Index

         (b) During the quarter ended June 30, 1994, the Corporation did not file a Form 8-K Current Report.


                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED BANCORPORATION OF ALABAMA, INC.



Date:   August 18, 1995           /s/ MITCH STAPLES
                                  -----------------------------------
                                  Mitch Staples
                                  Treasurer (principal financial officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
