Form 10-Q
period 1995-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1995-11-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      September 30, 1995
                               ----------------------------

Commission file number      2-78572
                       -----------------


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



                                (334) 368-2525
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995.

                    Class A Common Stock.... 484,275  Shares
                    Class B Common Stock....   -0-    Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1995


                                     INDEX



PART I - FINANCIAL INFORMATION                                         PAGE
------   ---------------------                                         ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                          3

          Condensed Consolidated Statements of Earnings                  4

          Consolidated Statements of Stockholders' Equity                5

          Consolidated Statements of Cash Flows                          6

          Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


PART II - OTHER INFORMATION
-------   -----------------


Item 1.  Legal Proceedings                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Item 1.              UNITED BANCORPORATION OF ALABAMA, INC.
                               AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                              September 30,         December 31
                                                                   1995                1994

Assets
Cash and due from banks                                        $6,646,709            6,796,587
Federal funds sold                                              3,150,000            5,975,000
                                                              -----------          -----------
        Cash and cash equivalents                               9,796,709           12,771,587

Interest bearing deposits with other
  financial institutions                                          104,282              105,432
Securities Available for sale (market value of $27,033,664     27,033,664           25,157,439
   and $25,157,439, respectively)
Investment securities (market values of $27,719,173            27,879,516           30,444,228
   and $28,462,295, respectively)
Loans                                                          67,353,376           61,389,337
Less:  Unearned income                                          1,154,804            1,043,761
             Allowance for loan losses                          1,355,103            1,251,549
                                                              -----------          -----------
        Net loans                                              64,843,469           59,094,027

Premises and equipment, net                                     1,605,088            1,698,946
Interest receivable and other assets                            2,297,070            2,336,949
                                                              -----------          -----------
        Total assets                                          133,559,798          131,608,608
                                                              ===========          ===========

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                        $17,914,832           19,263,719
  Interest bearing                                             97,367,523           94,866,126
                                                              -----------          -----------
        Total deposits                                        115,282,355          114,129,845

Securities sold under agreements to repurchase                  4,154,808            5,873,654
Other borrowed funds                                            1,007,626              306,609
Accrued expenses and other liabilities                          1,041,183              627,831
        Total liabilities                                     121,485,972          120,937,939
                                                              -----------          -----------
Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding.                                    5,482                5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                    0                    0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                      0                    0
Surplus                                                         3,476,518            3,476,518
Net unrealized loss on investments on
  available for sale investments                                  (10,950)            (637,286)
Retained earnings                                               9,068,366            8,291,545
                                                              -----------          -----------
                                                               12,539,416           11,136,259
Less 31,775 and 33,925 treasury shares, at cost                   465,590              465,590
                                                              -----------          -----------
         Total stockholders' equity                            12,073,826           10,670,669
                                                              -----------          -----------
         Total liabilities and stockholders' equity           133,559,798          131,608,608
                                                              ===========          ===========

                    UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30                              September 30
                                                         1995                1994                 1995                   1994
Interest income:
  Interest and fees on loans                          1,717,500           1,461,040            4,990,859              4,007,872
  Interest on investment securities Available for Sale:
    Taxable                                             374,249             425,067            1,243,277              1,432,251
    Nontaxable                                           34,252              17,992               83,485                 53,976
  Interest on investment securities Held to Maturity:
    Taxable                                             361,674             392,564            1,111,690              1,078,927
    Nontaxable                                           57,919              68,821              183,547                228,018
                                                      ---------           ---------            ---------              ---------
   Total investment income                              828,094             904,444            2,621,999              2,793,172
  Other interest income                                  57,340              33,620              186,396                109,991
                                                      ---------           ---------            ---------              ---------
      Total interest income                           2,602,934           2,399,104            7,799,254              6,911,035

Interest expense:
  Interest on deposits                                1,100,719             846,254            3,075,847              2,425,272
  Interest on other borrowed funds                       70,944              37,104              241,113                105,611
                                                      ---------           ---------            ---------              ---------
      Total interest expense                          1,171,663             883,358            3,316,960              2,530,883

      Net interest income                             1,431,271           1,515,746            4,482,294              4,380,152

Provision for loan losses                                51,000              90,000              153,000                270,000
                                                      ---------           ---------            ---------              ---------
      Net interest income after
        provision for loan losses                     1,380,271           1,425,746            4,329,294              4,110,152

Noninterest income:
  Service charge on deposits                            238,556             223,485              682,308                658,333
  Commission on credit life                              19,284              18,059               70,872                 71,398
  Investment securities gains and losses, net                 0               4,058               31,346                 14,150
  Other                                                  14,350              26,782              105,266                150,734
                                                      ---------           ---------            ---------              ---------
      Total noninterest income                          272,190             272,384              889,792                894,615

Noninterest expense:
  Salaries and benefits                                 619,812             604,711            1,856,789              1,805,524
  Net occupancy expense                                 166,543             132,680              485,860                443,717
  Other                                                 738,870           1,109,259            1,710,510              2,061,873
                                                      ---------           ---------            ---------              ---------
      Total non-interest expense                      1,525,225           1,846,650            4,053,159              4,311,114

      Earnings before income tax expense                127,236            (148,520)           1,165,927                693,653
Income tax expense                                       25,235             (87,650)             389,106                203,282
                                                      ---------           ---------            ---------              ---------
      Net earnings                                      102,001             (60,870)             776,821                490,371
                                                      =========           =========            =========              =========
Net earnings per share                                    $0.20              ($0.13)               $1.50                  $1.01
Weighted average shares outstanding                     516,385             484,275              516,385                484,275
                                                      =========           =========            =========              =========

                                      -4-

                    UNITED BANCORPORATION OF ALABAMA, INC.
                               AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity
                                 (Unaudited)

                                                                                   Net           Net
                                                                                Unrealized    Unrealized
                                                                                 loss on       loss on                    Total
                                             Common                Retained    investments   investments   Treasury    stockholders'
                                             Stock     Surplus     earnings    mutual funds     AFS         stock         equity
                                             ------   ---------    ---------   ------------  -----------   --------    -------------

Balance December 31, 1992                   $5,482    3,476,518    7,196,939     (91,093)                  (508,590)     10,079,256
  Net earnings 1993                              -            -    1,369,748            -                         -       1,369,748
  Cash dividends declared ($.50 per share)       -            -     (257,118)           -                         -        (257,118)
  Unrealized loss on investments in mutual                                                                                        -
   funds and other stock                         -            -            -       91,093                         -
Purchase of treasury stock                                                                                        -          91,093
                                                                                                                                  -
Balance December 31, 1993                    5,482    3,476,518    8,309,569            -                  (508,590)     11,282,979
  Net earnings 1994                              -            -      824,549            -                         -         824,549
  Cash dividends declared ($.50 per share)       -            -     (257,118)           -                         -        (257,118)
  Unrealized loss on investment in mutual                                                                                         -
   funds                                         -            -            -            -                         -               -
  Net Change in unrealized gain (losses)                                                       (637,286)                   (637,286)
   on investments available for sale
Purchase treasury stock                                                                                    (539,280)       (539,280)
Stock Dividend (1 to 15):                                                                                                         -
  29,960 at $18                                                     (539,280)                               539,280               -
  2,150 at $20                                                       (43,000)                                43,000               -
  Cash dividends payable on partial shares                            (3,175)                                                (3,175)
Balance December 31, 1994                    5,482    3,476,518    8,291,545            -      (637,286)   (465,590)     10,670,669
  Net earnings nine months ended
   September 30, 1995                            -            -      776,821            -                         -         776,821
  Cash dividends declared                        -            -            -                                                      -
  Net Change in unrealized gain (losses)                                                                                          -
   on investments available for sale             -            -            -            -       626,336           -         626,336
                                            ------    ---------    ---------      -------      --------    --------      ----------
Balance September 30, 1995                   5,482    3,476,518    9,068,366            -       (10,950)   (465,590)     12,073,826


                            UNITED BANCORPORATION
                      STATEMENT OF CASHFLOWS (UNAUDITED)
                            For the Period Ending


                                                   September         September
                                                      1995              1994
Cash Flows from operating activities:
 Net earnings                                       776,821           490,372
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Provision for loan losses                        153,000           270,000
   Depreciation of premises and equipment           168,385           196,211
   Amortization of premiums or accretion
    of discounts on investment securities
    and interest-earning deposits                    80,493          (126,013)
   Gains on investment securities held to
    maturity, net                                         -
   Gains on investment securities available
    for sale, net                                   (31,346)          (14,150)
   Gains on disposal of premises
    and equipment, net                                  (10)           (4,325)
   Writedowns of other real estate                        -
   (Gains) losses on sale of other real
    estate, net                                           -
   Decrease (increase) in interest receivable
    and other assets                               (376,326)         (662,902)
   Decrease (increase) in income tax receivable           -           335,250
   Decrease (increase) in deferred income taxes           -
   Increase (decrease) in accrued expenses
    and other liabilities                           413,352          (662,888)
                                                 ----------       -----------
     Net cash provided by operating
      activities                                  1,184,369          (138,445)

Cash flows from investing activities:
 Net decrease (increase) in interest-earning
  deposits in other financial institutions            1,150            99,151
 Proceeds from maturities and calls of
  investment securities held to maturity          2,672,188         5,652,256
 Proceeds from sales of investment securities
  held to maturity                                        -
 Purchases of investment securities held to
  maturity                                         (150,000)      (10,479,792)
 Proceeds  from maturities and calls of investment
  securities available for sale                   2,595,509         3,178,196
 Proceeds from sales of investment securities
  available for sale                              2,208,762         8,760,661
 Purchases of investment securities available
  for sale                                       (5,643,232)         (995,000)
 Net decrease (increase) in loans                (5,902,442)       (8,940,859)
 Purchases of premises and equipment                (74,527)         (402,291)
 Proceeds from sales of premises and equipment           10             4,325
 Purchase of other real estate                       (2,000)                -
 Proceeds from sales of other real estate               654                 -
                                                 ----------       -----------
    Net cash (used) provided
      by investing activities                    (4,293,928)       (3,123,353)

Cash Flows from financing activities:
 Net increase (decrease) in deposits              1,152,510         3,220,484
 Net increase in securities sold under
  agreement to repurchase                        (1,718,846)         (580,913)
 Cash dividends                                                      (257,118)
 Increase (decrease) in other borrowed funds        701,017          (750,319)
 Purchase of treasury stock                                          (539,280)
                                                 ----------       -----------
    Net cash provided (used) by
      financing activities                          134,681         1,092,854
                                                 ----------       -----------
Net increase (decrease) in cash and
 cash equivalents                                (2,974,878)       (2,168,944)

Cash and cash equivalents at beginning of year   12,771,587        10,335,046
                                                 ----------       -----------
Cash and cash equivalents at end of year          9,796,709         8,166,102
                                                 ==========       ===========
Supplemental disclosures

Cash paid during the period for:
 Interest                                         3,101,919         2,910,387
 Income Taxes                                       430,000           560,000

Noncash Transactions:
 Acquisitions of other real estate
  acquired through foreclosure                        2,000            22,478
 Change in net unrealized loss on investment
  securities available for sale at year-end         626,336          (408,468)
 Transfer of investment securities available
  for sale from investments securities
  held to maturity                                        -        31,145,694


                    UNITED BANCORPORATION OF ALABAMA, INC.,
                                 AND SUBSIDIARY

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the nine months ended September 30, 1995, and 1994, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the nine months ended September 30, 1995, was $776,821, an increase of $286,450 or 58.41%, as compared to $490,371 for the same period in 1994. The increase in earnings was a result of a slightly higher net interest income and by a lower loan loss provision. Net earnings per share increased to $1.50 for the nine months ended September 30, 1995, as compared to $1.01 in 1994.

Net interest income through the nine months increased 2.33% to $4,482,294. The net interest margin decreased to 4.85% for the first nine months of 1995 as compared to 4.88% for the same period in 1994.

Total interest income increased $888,219, or 12.85%, to $7,799,254 in 1995, from $6,911,035 in 1994. Average interest earning assets were $123,319,206 for the first nine months 1995, as compared to $119,893,588 for the same period in 1994, an increase of $3,425,698, or 2.86%. The average rate earned in 1995 on earning assets was 8.45% as compared to 7.71% in 1994, reflecting rising interest rates during 1994. The increase in total interest income in 1995 is attributed to an increase in the volume of earning assets and the rising rates.

Total interest expense increased by $786,077, or 31.06%, in 1995 to $3,316,960 from $2,530,883 in 1994. Average interest bearing liabilities increased to $100,730,708 in 1995 from $99,035,393 in 1994, an increase of $1,695,315, or
1.71%. The average rate paid rose to 4.41% in 1995, from 3.42% in 1994. This large increase is attributed to higher interest rates on certificates of deposit and the movement from noninterest bearing liabilities to interest bearing liabilities.

The provision for loan losses decreased to $153,000 for the first nine months of 1995 as compared to $270,000 for the same period in 1994. Net charged-off loans for the first nine months of 1995 were $49,446, as compared to $317,415 for the same period in 1994. Decrease is due to last year's charge offs due to the settlement of litigation.

The allowance for possible loan losses represents 2.01% of gross loans (excluding bankers acceptances and commercial paper) at September 30, 1995, as compared to 2.04% at year-end 1994. Loans on which the accrual of interest had been discontinued or reduced amounted to $364,817 at September 30, 1995, as compared to $162,844 at December 31, 1994.

Total noninterest income decreased to $889,792 for the first nine months of 1995, as compared to $894,615 for the same period in 1994, a decrease of
$4,823, or   .54%.  Investment security gains were $31,346 for the first nine months of 1995, as compared to $14,150 in 1994. Service charges on deposits increased $23,975, or 3.64%, to $682,308 in 1995 from $658,333 in 1994.
Commissions on credit life decreased to $70,872 in 1995 from $71,398 in 1994, a decrease of $526, or .74%. Other income decreased during the first nine months of 1995 to $105,266 from $150,734 in 1994, a decrease of $45,468, or 30.16%.
This decrease is accounted for primarily by the decrease in dividends received.

Total noninterest expense decreased $257,955, or 5.98%, to $4,053,159 during the first nine months of 1995, as compared to $4,311,114 for the same period in 1994. Salaries and benefits increased to $1,856,789 in 1995 from $1,805,524 in 1994, an increase of $51,265, or 2.84%. Occupancy expense increased $42,143, or 9.50% to $485,860 in 1995 from $443,717 in 1994. Other expense decreased to $1,710,510 during the first nine months of 1995 from $2,061,873 for the same period in 1994, a decrease of $351,363, or 17.04%. Legal fees decreased by $212,950, or 54.17%, to $180,152 for the first nine months in 1995 from $393,102 in 1994. FDIC premiums paid on deposits decreased $64,020, or 44.74%, to $207,121 in 1995, as compared to $143,101 for the same period in 1994. The FDIC Fund became fully capitalized and premiums on FDIC insurance decreased.

Earnings before taxes for the first nine months of 1995 increased $472,274, or 68.09%, to $1,165,927 from $693,653 for the same period in 1994. Due to higher operating profits, income tax expense increased to $389,106 in 1995 from $203,282 in 1994, an increase of $185,824, or 91.41%.

Three Months Ended September 30, 1995, and 1994, Compared

Net earnings for the three months ended September 30, 1995 was $102,001, up from a loss of $60,870, for the same period last year, an increase of $162,871, or 267.57%. Earnings per share increased to $.20 for the third quarter of 1995, from $(.13) for the same period in 1994.

Total interest income increased $203,830, or 8.50% to $2,602,934 for the third quarter of 1995, as compared to $2,399,104 for the same period in 1994. Interest and fees on loans increased $256,460, or 17.55%, to $1,717,500 in 1995, from $1,461,040 in 1994. The average rate earned on interest earning assets during the third quarter of 1995 was 8.37%, as compared to 7.93% for the same period in 1994. This slight increase is due to improved interest rates over the past year. The net interest margin decreased to 4.85% for the third quarter of 1995, as compared to 5.08% for the same period in 1994. Average interest earning assets increased to $123,219,769 in 1995, from $121,027,193 in 1994, an increase of $2,192,576, or 1.81%.

Total interest expense increased by $288,305 or 32.64% from $883,358 in 1994 to $1,171,663 due to rising interest rates experienced in the third quarter of 1995. Average interest bearing liabilities for the third quarter of 1995 were $101,480,215, as compared to $99,591,318 for the same period in 1994, an increase of $1,888,897, or 1.90%.

The combined effect of volume and interest rate changes decreased net interest income by $84,475 or 5.57%.

The provision for loan losses decreased to $51,000 for the third quarter of 1995 as compared to $90,000 for the same period in 1994. Net charged-off loans for the third quarter of 1995 were $14,256, as compared to $266,482 for the same period in 1994.

Total noninterest income decreased to $272,190 for the third quarter of 1995 as compared to $272,384 in 1994, a decrease of $194, or .07%. Service charges on deposits increased $15,071, or 6.74%, to $238,556 in 1995, from $223,485 in
1994. Commissions on credit life insurance increased to $19,284 in 1995 from $18,059 in 1994. Other income decreased during the third quarter of 1994 to $14,350 from $26,782 in 1994, a decrease of $12,432, or 46.42%.

Total noninterest expense decreased $321,425, or 17.41%, to $1,525,225 during the third quarter of 1995, as compared to $1,846,650 for the same period in 1994. Salaries and benefits increased to $619,812 in 1995, from $604,711 in 1994, an increase of $15,101, or 2.49%. Occupancy expense increased $33,863, or 25.52%, to $166,543 in 1995 from $132,680 in 1994 due to out source of computer operations in 1995. Other expense decreased to $738,870 during the third quarter of 1995, as compared to $1,109,259 for the same period in 1994, a decrease of $370,389, or 33.39%. Legal fees arising from litigation amounted to $93,488 in 1995 as compared to $172,132 in 1994, a decrease of $78,644.
Expenses associated with the settlement of litigation during the third quarter of 1994 account for a substantial portion of the greater noninterest expenses in that year. FDIC premiums paid on deposits decreased $69,454, or 98.89%, to $782 in 1995, as compared to $70,236 for the same period in 1994. The decrease is due to the FDIC rebating premiums from May to September. The rebate was due to banks because the FDIC fund was fully capitalized.

Earnings or (losses) before taxes for the third quarter of 1995 increased by $275,756 to $127,236 from $(148,520) for the same period in 1994. Income taxes changed from a benefit of $87,650 in 1994 to an expense of $25,235 in 1995.


Financial Condition and Liquidity

Total assets on September 30, 1995, were $133,559,798, as compared to $131,608,608 on December 31, 1994, an increase of $1,951,190, or 1.48%.
Average total assets for the first nine months of 1995 were $130,948,015.   The
loan portfolio growth was funded largely by investment maturities, net cash in federal funds sold and new deposits. Net loans increased to $64,843,469 at September 30, 1995, from $59,094,027 at year end 1994, an increase of $5,749,442, or 9.73%. The loan to deposit ratio (net loans) on September 30, 1995, excluding bankers acceptances and commercial paper, was 56.25%, as compared to 51.78% on December 31, 1994. Most of this increase was in consumer and business loans.

Federal funds sold decreased to $3,150,000 on September 30, 1995, as compared to $5,975,000 on December 31, 1994, a decrease of $2,825,000. Investment securities held to maturity decreased to $27,879,516 at September 30, 1995, as compared to $30,444,228 at year end. The investment securities available for sale increased to $27,033,664 from $25,157,439 at December 31, 1994.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at September 30, 1995 and December 31, 1994. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                     September                 December
         Description                                    1995                     1994
                                                            (Dollars in Thousands)
(A)      Loans accounted for on                         $365                     $163
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                          26                       35

(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because of
         a deterioration in the financial
         position of the borrower.                        43                        0

(D)      Other non-performing assets                      76                       75

Total deposits increased $1,152,510, or 1.01%, to $115,282,355 on September 30, 1995, from $114,129,845 at year end. Noninterest bearing deposits decreased to $17,914,832 at September 30, 1995, from $19,263,719 at year end 1994, a reduction of $1,348,887, or 7.00%. Interest bearing deposits increased $2,501,397, or 2.64%, to $97,367,523 on September 30, 1995, from $94,866,126 at
December 31, 1994. Average total deposits for the first nine months of 1995 were $112,730,857.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 1995, was $12,073,826, an increase of $1,403,157, or 13.15%, from $10,670,669 at year end 1994. Due to the adoption of FAS 115, an unrealized loss on the Available for Sale portion of the corporation's portfolio is reflected through capital. As of September 30, 1995 this amount was $(10,950). Net income for the nine months was $776,821.

Primary capital to total assets at September 30, 1995, was 9.04%, as compared to 8.10% at year end 1994. Total capital and allowances for loan losses to total assets at September 30, 1995, were 10.05%, as compared to 9.06% at December 31, 1994. The Corporation's bank subsidiary, United Bank, had risk based capital of $13,107,000, or 15.31%, at September 30, 1995, as compared to $12,290,000, or 15.54% at year end 1994. United Bank had excess risk based capital of 7.31% at September 30, 1995, and 7.54% at December 31, 1994, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On September 6, 1995, following two days of mediation, the Bank entered into a comprehensive settlement with respect to two pending cases which had been consolidated for trial. The first was a feedlot-related case, R. Bernard Peacock v. United Bank and Fred Peevy (Circuit Court of Escambia County, Alabama, Civil Action No. 92-325), which had been filed on September 8, 1992. Pursuant to the settlement agreement, all of the parties in the case agreed that (1) all claims against the Bank in the case would be dismissed with prejudice, and (2) the Bank and one of its insurance carriers would pay to the plaintiff, in settlement of the plaintiff's claims, an amount substantially less than the $3 million in compensatory and punitive damages, interests and court costs originally claimed. The Bank has filed a proof of loss with another of its insurers which would include claims for recovery of a portion of the described settlement payment, as well as for other expenses and losses incurred by the Bank in this and other related cases. The parties also agreed to settle a related collection case, United Bank of Atmore v. Golden Gin & Warehouse, Inc. and R. Bernard Peacock, Jr., Case No. 92-130 pending in the Circuit Court for Escambia County, Alabama. The settlement agreement provided for partial reimbursement to United Bank for certain crop transactions and dismissal with prejudice of all Bank claims against Peacock.

As previously disclosed, by reason of the settlement of each of the underlying lawsuits, all or substantially all of the claims in that case styled State Farm Fire & Casualty Co. v. Gordon Everette, et al. (U. S. District Court for the Southern District of Alabama, Case No. 93-440-P-S), filed on May 21, 1993 by State Farm, were mooted, and that coverage case was dismissed by the Court on October 12, 1995.

In that case against United Bank styled Joe Louis Adams, et al. v. United Bank, Robert H. Maxwell, Fred E. Peevy, Jr., and Georgia D. Brooks, Circuit Court for Escambia County, Alabama, Civil Action No. 93-57 (Division 2), on or about April 13, 1995, a settlement with each of the plaintiffs was negotiated and agreed to and entered into, in an amount which was not material to the Bank because it was paid entirely by insurance underwriters for various parties involved in the case. There remains, however, a cross-claim against United Bank by original defendant Georgia D. Brooks.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)     See Exhibit Index

         (B) During the quarter ended September 30, 1995, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANCORPORATION OF ALABAMA, INC.


Date:   November 10, 1995               /s/ Mitch Staples
        ---------------------           ----------------------------------------
                                        Mitch Staples
                                        Treasurer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT NUMBER                    DESCRIPTION

     27                           Financial Data Schedule