Form 10-K405
period 1995-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1996-04-01
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K

X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  Commission File No. 2-78572
   December 31, 1995


                         UNITED BANCORPORATION OF ALABAMA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         63-0833573
- ----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation or
      organization)

                      P.O. Drawer 8, Atmore, Alabama  36504
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:               (334) 368-2525

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:                 None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting stock held by nonaffiliates as of February 22, 1996 was $10,327,000, based upon the price at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.


                               Page 1 of 86 pages
                            Exhibit index on page 85

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

Common Stock     Par Value                         Outstanding at March 21, 1996
- ------------     ---------                         -----------------------------
 Class A..........$.01                                      516,385 Shares*
 Class B..........$.01                                      -0-     Shares


*Excludes 31,775 shares held as treasury stock.

                                   PART I

ITEM 1. BUSINESS

United Bancorporation of Alabama, Inc. (the "Corporation") is a one-bank holding company with headquarters in Atmore, Alabama. The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama ("Atmore") and Peoples Bank, Frisco City, Alabama ("Peoples"). Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City ("Frisco City"), also a wholly-owned subsidiary of the Corporation, later in 1982. Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply "United Bank."

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), are in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from four banking offices located in Atmore, Frisco City, Monroeville and Flomaton, Alabama.

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, and various other time deposit savings programs and loans, including business, personal, automobile and home improvement loans. United Bank offers securities brokerage services, Visa and Master Card, multi-purpose, nationally recognized credit card services, and trust service through Bank South of Atlanta, Georgia.

Competition - The commercial banking business is highly competitive and United Bank competes actively with state and national banks, savings and loan associations and credit unions in its market areas for deposits and loans. In addition, United Bank competes with other financial institutions, including personal loan companies, leasing companies, finance companies and certain governmental agencies, all of which engage in marketing various types of loans and other services. The regulatory environment affects competition in the bank business as well.

Employees - The Corporation and its subsidiary had approximately 83 full-time officers and employees at December 31, 1995. All of the employees are engaged in the operations of United Bank. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

Supervision, Regulation and Government Policy - Bank holding companies, banks and many of their nonbank affiliates are extensively regulated under both federal and state law. The following brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation's business. Any change in applicable law or regulations could have a material effect on the business of the Corporation and its subsidiary. Supervision, regulation and examination of banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Corporation common stock.

         The Corporation is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Corporation is subject to the supervision, examination, and reporting requirements in the BHC Act and the regulations of the Federal Reserve. The BHC Act prohibits, subject to certain exceptions, a bank holding company from engaging in or acquiring direct or indirect control of more than 5% of the voting stock of any company engaged in non-banking activities. Activities expressly found by the Board of Governors, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as acting as fiduciary or investment or financial advisor, selling or underwriting insurance coverage directly related to extensions of credit, and the leasing of real and personal property, are excepted from this prohibition.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The BHC Act requires the Federal Reserve to consider, among other things, anticompetitive effects, financial and managerial resources and community needs in reviewing such a transaction. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, bank holding companies are permitted to acquire banks located in any state without regard to whether the transaction is prohibited under any state law (except that states may establish a minimum age of not more than five years for local banks subject to interstate acquisitions by out-of-state bank holding companies), and interstate branching will be permitted beginning in 1997.

         The Alabama Banking Code generally prohibits branching across county lines within the state, but also provides that with the prior approval of the Superintendent of the Alabama State Department of Banking ("Superintendent"), state banks are entitled to all privileges granted to federally chartered or regulated banks. As a result of action by the Office of the Comptroller of the Currency to permit branching across county lines in 1990, the Superintendent authorized branching by Alabama-chartered banks without geographic restriction. Accordingly, if United Bank desired, it could expand by branching within Alabama subject to the required approvals described herein.

         The Corporation is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Corporation, generally limiting such transactions to 10% of the Bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as prevailing at the time for transactions with unaffiliated companies. Also, as a subsidiary of a bank holding company, the Bank is generally prohibited from conditioning the extension of credit or other services, or conditioning the lease or sale of property, on the customer's agreement to obtain or furnish some additional credit, property or service from or to such subsidiary or an affiliate.

         The Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking (the "Department"), and as a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), is also subject to FDIC regulation and examination. Areas subject to federal and state regulation include dividend payments, reserves, investments, loans, interest rates, mergers and acquisitions, issuance of securities, borrowings, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws, and regulators have the right to prevent the development or continuance of unsound banking practices or other violations of law.

         Dividends from United Bank constitute the major source of funds for dividends to be paid by the Corporation. United Bank is subject to state law restrictions on its ability to pay dividends, including the general restrictions that dividends in excess of 90% of United Bank's net earnings may not be declared or paid unless United Bank's surplus is at least equal to 20% of its capital, and that the prior written approval of the Superintendent of the Department is required if the total of all dividends declared in any calendar year exceeds the total of United Bank's net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. United Bank is subject to restrictions under Alabama law which also prohibit any dividends from being made from surplus without the Superintendent's prior written approval. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice. United Bank's ability to make funds available to the Corporation also is subject to restrictions imposed by federal law on the ability of a bank to extend credit to its parent company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on behalf thereof or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

         The Bank is also subject to the requirements of the Community Reinvestment Act of 1977 ("CRA"). The CRA and the regulations implementing the CRA are intended to encourage regulated financial institutions to help meet the credit needs of their local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of financial institutions. The regulatory agency's assessment of the bank's records is made available to the public.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous substantially revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 1995, the Bank was "well capitalized", and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC. The total current assessment for the first six months of 1996 for United Bank was $1,000.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate received by the bank on its loans and securities holdings constitutes the major portion of the bank's earnings. As a result, the earnings and business of the Corporation are and will be affected by economic conditions generally, both domestic and foreign, and also by the policies of various regulatory authorities having jurisdiction over the Corporation and the Bank, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans and other extensions of credit and deposits and the interest rates paid on liabilities and received on assets.
The Congress continues to consider a number of wide- ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation may be effected thereby.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly owned subsidiary, United Bank, as of December 31, 1995 and 1994. Averages referred to in the following statistical information are generally average daily balances.

                      AVERAGE CONSOLIDATED BALANCE SHEETS
                                 1995 and 1994
                                    AVERAGES

                             (Dollars In Thousands)

                      Assets                                                 1995                   1994
                                                                             ----                   ----
Cash and due from banks                                                    $  5,924                  6,113
Interest-bearing deposits with
   other financial institutions                                                 105                    167
Federal funds sold                                                            5,197                  3,508
Securities available for sale/taxable                                        24,608                 27,726
Securities available for sale/tax exempt                                      2,124                  1,016
Taxable investment securities                                                24,320                 26,177
Tax-exempt investment securities                                              4,393                  4,819
Loans, net                                                                   62,386                 55,506
Premises and equipment, net                                                   1,347                  1,782
Interest receivable and other assets                                          2,252                  2,081
                                                                           --------                -------
   Total assets                                                            $132,656                128,895
                                                                           ========                =======
   Liabilities and Stockholders' Equity

Demand deposits - noninterest-
   bearing                                                                 $ 18,376                 17,369
Demand deposits - interest-bearing                                           17,439                 17,309
Savings                                                                      15,631                 19,556
Time                                                                         62,121                 57,904
Other borrowed funds                                                            642                    858
Repurchase agreements                                                         5,760                  3,871
Accrued expenses and other liabilities                                        1,101                    822
                                                                           --------                -------
   Total Liabilities                                                        121,070                117,689

   Stockholders' equity:
Common stock                                                                      5                      5
Surplus                                                                       3,477                  3,477
Retained earnings                                                             8,570                  8,243
Less shares held in treasury,
   at cost                                                                     (466)                  (519)
                                                                           --------                -------
   Total stockholders' equity                                                11,586                 11,206
                                                                           --------                -------
   Total liabilities and
   stockholders' equity                                                    $132,656                128,895
                                                                           ========                =======

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities.


(Dollars in Thousands)                                                                               Average
                                                                              Interest                Rates
                                                          Average             Income/                Earned/
                                                          Balance             Expense                 Paid
   1995

Loans, net (1)                                           $ 62,386                6,704               10.75
Available for Sale Taxable securities                      24,608                1,686                6.85
Available for sale Tax Exempt (2)                           2,124                  195                9.18
Held to Maturity Taxable Securities                        24,320                1,421                5.84
Held to Maturity Tax Exempt (2)                             4,393                  371                8.45
Federal funds sold                                          5,197                  298                5.73
Interest-earning deposits with
  other financial institutions                                105                   11               10.48
                                                         --------               ------               ------
Total interest-earning assets                            $123,133               10,686                8.68%
                                                         ========               ======                =====

Savings deposits and demand
  deposits - interest-bearing                            $ 33,070                  920                2.78%
Time deposits                                              62,121                3,338                5.37
Other borrowed funds                                          642                   31                4.83
Repurchase agreements                                       5,760                  271                4.70
                                                         --------               ------                -----
Total interest-bearing liabilities                       $101,593                4,560                4.49%
                                                         ========               ======                =====
Net interest income/net yield
  on interest-earning assets                                                    $6,126                4.98%
                                                                                ======                =====

   1994

Loans, net (1)                                           $ 55,506                5,576               10.05%
Available for Sale Taxable Securities                      27,726                1,821                6.57
Available for Sale Tax Exempt (2)                           1,016                  117               11.52
Held to Maturity Taxable Investment Sec.                   26,177                1,452                5.55
Held to Maturity Tax-Exempt Inv. Sec. (2)                   4,819                  436                9.04
Federal funds sold                                          3,508                  192                5.47
Interest-earning deposits with
  other financial institutions                                167                   17               10.18
                                                         --------               ------                -----
Total interest-earning assets                            $118,919                9,611                8.08%
                                                         ========               ======                =====

Savings deposits and demand
  deposits - interest-bearing                            $ 36,865                1,035                2.81%
Time deposits                                              57,904                2,314                4.00
Other borrowed funds                                          858                   21                2.45
Repurchase agreements                                       3,871                  148                3.82
                                                         --------               ------                -----
Total interest-bearing liabilities                       $ 99,498                3,518                3.54%
                                                         ========               ======                =====

Net interest income/net yield
  on interest-earning assets                                                    $6,093                5.12%
                                                                                ======                =====

(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income rate of 34% for 1995 and 1994.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances

                                                           Interest Income
                                                               Expense                              Variance As to

1995          1994                                           1995      1994       Variance          Rate       Volume
 62,386     55,506    Loans (Net)                           6,704     5,576          1,128           402          726
 24,608     27,726    Taxable Securities AFS                1,686     1,821           (135)           82         (217)
  2,124      1,016    Tax Exempt Securities AFS (1)           195       117             78           (18)          96
 24,320     26,177    Taxable Securities HTM                1,421     1,452            (31)          166         (197)
  4,393      4,819    Tax Exempt HTM (1)                      371       436            (65)          (28)         (37)
  5,197      3,508    Fed Funds Sold                          298       192            106             9           97
    105        167    Interest Bearing Deposits                11        17             (6)            1           (7)
123,133    118,919    Total Interest Earning Assets        10,686     9,611          1,075           614          461

 33,070     36,865    Savings Deposit                         920     1,035           (115)          (11)        (104)
 62,121     57,904    Other Time Deposits                   3,338     2,314          1,024           844          180
    642        858    Other Borrowed Funds                     31        21             10            13           (3)
  5,760      3,871    Repurchase Agreements                   271       148            123            39           84
101,593     99,498    Total Interest Bearing                4,560     3,518          1,042           885          157

The variance of interest due to both rate and volume has been allocated proportionately based on the relationship of the absolute dollar amounts of the change in each.

(1) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1994 and 1995.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volumes for the periods indicated.

(Dollars in Thousands)

Average Balances
                                                                                                     Variance As To
1994          1993                                           1994      1993       Variance          Rate       Volume
 55,506     51,157    Loans (Net)                           5,576     5,173            403           (30)         433
 27,726      3,293    Taxable Securities AFS                1,821       285          1,536            (0)       1,536
  1,016        874    Tax Exempt Securities AFS (1)           117        83             34            19           15
 26,177     50,271    Taxable Securities HTM                1,452     3,540         (2,088)         (630)      (1,458)
  4,819      6,199    Tax Exempt HTM (1)                      436       584           (148)          (23)        (125)
  3,508      4,167    Fed Funds Sold                          192       162             30           (19)          49
    167        206    Interest Bearing Deposits                17        21             (4)           (0)          (4)
118,919    116,167    Total Interest Earning Assets         9,611     9,848           (237)         (683)         446

 36,865     36,908    Saving Deposits                       1,035     1,052            (17)          (16)          (1)
 57,904     56,637    Other Time Deposits                   2,314     2,257             57             6           51
    858      1,014    Other Borrowed Funds                     21        25             (4)           (0)          (4)
  3,871      3,593    Repurchase Agreements                   148        97             51            43            8
 99,498     98,152    Total Interest Bearing                3,518     3,431             87            33           54

The variance of interest due to both rate and volume has been allocated proportionately based on the relationship of the absolute dollar amounts of the change in each.

(1) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1993 and 1994.

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. Approximately 43% of the Bank's assets are in investment securities held to maturity and securities available for sale. The Bank's loan policy establishes a desirable range for its loan to deposit ratio as being between 50% and 70%. This ratio as of December 31, 1995, was above the low end of this range at 55.23%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Current Bank strategy is to expand the loan portfolio. Management intends that funding for this growth will come from small deposit growth and reallocation of maturing investments.


Securities Portfolio - The Bank's investment policy as approved by the Board of Directors dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with conditions and maturities. The Corporation believes the level of risks inherent in the securities portfolio is low.

Due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") by the Corporation as of January 1, 1994, the categorization of the Corporation's investment securities changed dramatically. As noted in the Consolidated Statements of Cash Flows of the Corporation included under Item 8 below, the Bank transferred $31,145,694 in securities from held to maturity to available for sale in accordance with FAS 115 on January 1, 1994. In addition, the Corporation transferred, effective November 30, 1995, investment securities totaling $7,851,246 from held to maturity to available for sale in conjunction with the FASB Special Report "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" issued in November 1995. For additional information regarding adoption of FAS 115 see footnote 1 of the Notes to Consolidated Financial Statements included under Item 8 below.

                     Investment Securities Held to Maturity
                           December 31, 1995 and 1994

                             (Dollars in Thousands)



                                                1995                   1994
                                       --------------------     -------------------
U.S. Treasury Securities               $     7          0.0%     5,100         16.8%
U.S. Government Agencies                12,727         58.4     15,724         51.6
Mortgage Backed Securities               2,804         12.9      2,005          6.6
State and Municipal                      5,749         26.4      6,996         22.9
Other                                      513          2.3        619          2.1
                                       -------        -------   ------        ------
  Total                                $21,800        100.0%    30,444        100.0%
                                       =======        ======    ======        ======

       Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                           December 31, 1995 and 1994

                             (Dollars in Thousands)

                                                1995                   1994
                                      ----------------------   ----------------------
                                      Adjusted      Weighted   Adjusted     Weighted
                                        Cost        Avg Yld      Cost       Avg Yld
U.S. Treasury Securities
  Within one year                      $     0       0.00%     $     0       0.00%
  1 - 5 years                                7       3.64        5,100       4.97
  5 - 10 years                               0       0.00            0       0.00
                                       -------       -----     -------      ------
                                       $     7       3.64%     $ 5,100       4.97%
                                       =======       =====     =======      ======

U.S. Government Agencies
  Within one year                      $ 1,497       6.06%     $ 1,750       4.28%
  1 - 5 years                            4,497       5.51        5,995       5.05
  5 - 10 years                           4,477       6.36        5,474       6.02
  after 10 years                         2,256       6.70        2,505       6.70
                                       -------       -----     -------       -----
                                       $12,727       6.08%     $15,724       5.56%
                                       =======       =====     =======       =====

State & Municipal (1)
  Within one year                      $   108       6.44%     $    95      10.94%
  1 - 5 years                            1,683       7.43        1,749       5.95
  5 - 10 years                           2,425       8.03        2,175       7.82
  after 10 years                         1,533       9.89        2,977       5.91
                                       -------       -----     -------       -----
  Total                                $ 5,749       8.16%     $ 6,996       6.58%
                                       =======       =====     =======      ======

Other Securities
  Within one year                      $   513       4.75%     $   529       7.56%
  1 - 5 years                                0       0.00            0       0.00
  5 - 10 years                               0       0.00           90      10.27
  after 10 years                             0       0.00            0       0.00
                                       -------       -----     -------       -----
  Total                                $   513       4.75%     $   619       7.95%
                                       =======       =====     =======       =====

Mortgage Backed
 Securities
  1 - 5 years                          $     0       0.00%     $     0       0.00%
  5 - 10 years                              21       9.00           24       9.00
  after 10 years                         2,783       6.81        1,981       6.61
                                       -------       -----     -------       -----
  Total                                $ 2,804       6.83%     $ 2,005       6.63%
                                       =======       =====     =======      ======


Continued on next page..

Continued from previous page

  Total Yield                                          6.61%                   5.81%
                                                       =====                   =====

  Total Adjusted Cost                  $21,800                 $30,444
                                       =======                 =======


(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1995 and 1994.

                    Investment Securities Available for Sale
                           December 31, 1995 and 1994

                             (Dollars in Thousands)

                                                1995                   1994
                                       ---------------------   -------------------
                                       Adjusted        %       Adjusted         %
                                         Cost                    Cost
U.S. Treasury Securities               $ 8,576       22.4%       5,094       19.4%
U.S. Government Agencies                14,000       36.6        9,240       35.2
Mortgage Backed Securities               7,728       20.2        7,534       28.7
Collateralized Mortgage
  Obligations                            1,443        3.8        1,451        5.5
State and Municipal                      6,221       16.3        2,651       10.1
Other                                      250        0.7          250        1.1
                                       -------      ------      ------      ------
   Total                               $38,218      100.0%      26,220      100.0%
                                       =======      ======      ======      ======

Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                           December 31, 1995 and 1994

                             (Dollars in Thousands)

                                               1995                    1994
                                      -----------------------  ----------------------
                                      Adjusted       Weighted  Adjusted     Weighted
                                        Cost         Avg Yld     Cost       Avg Yld
U.S. Treasury Securities
  Within one year                      $   998       4.73%       1,020       6.98%
  1 - 5 years                            7,578       6.11        3,511       5.30
  5 - 10 years                               0       0.00          563       7.54
                                       -------       -----      ------       -----
                                       $ 8,576       5.95%      $5,094       5.88%
                                       =======       =====      ======       =====

U.S. Government Agencies
excluding Mortgage Backed
Securities
  Within one year                      $   750       5.64%           0       0.00%
  1 - 5 years                            9,996       6.20        5,226       6.21
  5 - 10 years                           3,254       6.26        4,014       6.50
                                       -------       -----      ------       -----
  Total                                $14,000       6.18%       9,240       6.34%
                                       =======       =====       =====       =====

Mortgage Backed Securities
  Within one year                      $     0       0.00%           0       0.00%
  1 - 5 years                            1,572       6.18          634       7.57
  5 - 10 years                           2,063       7.22        2,953       6.75
  after 10 years                         4,093       7.80        3,947       8.11
                                       -------       -----      ------       -----
  Total                                $ 7,728       7.32%       7,534       7.53%
                                       =======       =====       =====       =====

Collateralized Mortgage
Obligations
  After 10 years                       $ 1,443       5.92%       1,451       6.89%
                                       -------       -----      ------       -----
  Total                                $ 1,443       5.92%       1,451       6.89%
                                       =======       =====       =====       =====

State & Municipal (1)
  1 - 5 years                            1,596       8.61%       1,047       9.26
  5 - 10 years                           1,948       6.53          842       6.17
  after 10 years                         2,677       7.94          762       6.69
                                       -------       -----      ------       -----
  Total                                $ 6,221       7.67%       2,651       7.53%
                                       =======       =====       =====       =====

Continued on next page..

Continued from previous page

                                               1995                   1994
                                      ---------------------   ---------------------
                                      Adjusted     Weighted   Adjusted     Weighted
                                        Cost       Avg Yld      Cost       Avg Yld
Other Securities
  1 - 5 years                              250      9.375          250      9.375%
                                       -------      ------      ------      ------
  Total                                $   250      9.375%         250      9.375%
                                       =======      ======      ======      ======

  Total Yield                                        6.41%                   6.77%
                                                     =====                   =====
  Total adjusted cost                  $38,218                  26,220
                                       =======                  ======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1995 and 1994.

Relative Lending Risk - United Bank is located in a rural market composed of lower to middle income families. The primary economic influence in the area is timber and agricultural production, and the Bank's loan portfolio is reflective of this market. The Bank's ratio of loans to assets or deposits is at or above the average of banks serving this market.

The risks associated with the Bank's lending are primarily interest rate risk and risks from concentrations or types of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 28.04% of the portfolio maturing in one year or less. In addition, 31.08% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

Loan concentrations present different risk profiles depending on the type of loan. The majority of all types of loans offered by the Bank are collateralized. Regardless of the type of loan, collateralized lending is based upon an evaluation of the collateral and repayment ability of the borrower. Independent evaluations are utilized to determine appropriate loan amounts. Loan policy, as approved by the Board of Directors of the bank subsidiary, establishes collateral guidelines for each type of loan.

Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than its local competitors. With offices in four communities, the Bank is somewhat insulated from the effects of major economic disruptions in one community. This geographic diversity affects all types of loans and plays a part in the Bank's risk management.

Each type of loan exhibits unique profiles of risk that could threaten repayment.

Commercial loans, which comprised 27.42% of the portfolio, require an understanding of the customers' business and financial performance. This Bank's commercial customers are primarily small to middle market enterprises. The larger commercial accounts are managed by the Senior Loan Officer. Risks in this category are primarily economic. Shifts in local and regional conditions could have an effect on individual borrowers; but, as previously mentioned, the Bank spreads this risk by serving multiple communities. As with the other categories, these loans are typically collateralized by assets of the borrower. In most situations, the personal assets of the business owners also collateralize the credit.

Agricultural lending is a specialized type of lending for the Bank. Due to the unique characteristics in this type of loan, the Bank has a loan officer dedicated to this market. Collateral valuation and the experience of the borrower play heavily into the approval process. This loan category would include financing of equipment, crop production, timber, dairy operations and others. Given the broad range of loans offered, it is difficult to generalize risks in agricultural lending. The area of greatest attention and risk would be crop production loans. Risks associated with catastrophic crop losses are mitigated by crop insurance, government support programs, experience of the borrower, collateral other than the crop and the borrower's financial resources. Routine visitations and contact with the borrower help inform the Bank about crop conditions.

Real estate loans, whether they are construction or mortgage, have a very low delinquency rate. The Bank does not make long term, fixed rate mortgages; however, it does offer loans with repayment terms based on amortization of up to 15 years, but with balloons of shorter durations.

Installment loans comprised 31.02% of the portfolio and are generally collateralized. Given the small dollar exposure on each loan, risk of a significant loss is minimized. Pricing and closely monitoring past dues enhance the Bank's returns from this type of loan and minimize risks.

An average loan in the loan portfolio is approximately $12,127.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                           LOAN PORTFOLIO MATURITIES

                               December 31, 1995

                             (Dollars in Thousands)


                                                      REMAINING MATURITY
                                       -----------------------------------------------
                                                      One -        After
                                       One Year       Five         Five
                                       or Less        Years        Years        Total
Commercial, financial
  and agricultural                      $10,916      12,514         2,653       26,083
Real estate - construction                1,081         149             0        1,230
Real estate - mortgage                    1,184       8,189         8,190       17,563
Installment loans to
  individuals                             5,060      10,808         4,317       20,185
                                        -------      ------        ------       ------
   Total                                $18,241      31,660        15,160       65,061
                                        =======      ======        ======       ======


                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)


                                    Predetermined    Floating
                                         Rate          Rate        Total
Commercial, financial
  and agricultural                      $ 4,899      10,268        15,167
Real estate - construction                    0         149           149
Real estate - mortgage                   14,302       2,077        16,379
Installment loans to
  individuals                            14,001       1,124        15,125


Non-performing Assets: The following table sets forth the Corporation's non-performing assets at December 31, 1995 and 1994. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

The Corporation adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income

Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the reserve for possible loan losses through a charge to the provision for possible loan lossess. Subsequent recoveries are added to the reserve. At December 31, 1995, pursuant to the definition within SFAS 114, the Corporation had $186,932 of impaired loans, with a related valuation allowance of $69,560.

               Description                             1995            1994
                                                       (Dollars in Thousands)
(A)      Loans accounted for on                      $ 333             $ 163
         a nonaccrual basis

(B)      Loan which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                        30                35

(C)      Loans, the term of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because
         of a deterioration in the
         financial position of the
         borrower.                                      13                 0

(D)      Other non-performing assets                   107                14


If the loans in (A) above had been current throughout their term, interest income would have been increased by approximately $9,363 and $5,234 for 1995 and 1994, respectively. Of the assets in (D) above, $81,072 in 1995 was other real estate owned (OREO), and $26,367 was repossessed collateral, and in 1994 $14,000 was OREO.

As of December 31, 1995, all loans which management had determined were uncollectible were charged to the allowance for possible loan losses.

At December 31, 1995, approximately 121 loans at $1,915,471 were considered potential problem loans. Potential problem loans consist of those loans for which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 1995. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 1995, the Corporation had $8,261,708 of agriculture-related loans. Agriculture loans accounted for $147,661 and $20,244 of nonaccrual loans in 1995 and 1994, respectively.

                        Summary of Loan Loss Experience


                                               1995         1994      1993
                                               ----         ----      ----
                                                (In Thousands)
Average amount of loans
  outstanding, net                          $ 62,386       55,506     51,157
                                            ========      =======     ======

Allowance for possible loan
  losses, beginning January 1                  1,252        1,174        887
                                            --------      -------     ------


Losses charged off:
  Commercial, financial
  and agricultural                                (9)        (269)      (289)
   Real estate - mortgage                        (17)          (3)       (11)
  Installment loans to individuals              (125)         (66)       (88)
                                            --------      -------     ------

  Total charged off                             (151)        (338)      (388)


Recoveries during the period:
  Commercial, financial and
    agricultural                                  13           71         17
  Real estate - mortgage                           6            0          6
  Installment loans to individuals                20           15         52
                                            --------      -------     ------

    Total recoveries                              39           86         75
                                            --------      -------     ------

    Net loans charged off                       (112)        (252)      (313)

Additions to the allowance
  charged to operations                          204          330        600
                                            --------      -------     ------

    Total allowance, ending
      December 31                           $  1,344      $ 1,252     $1,174
                                            ========      =======     ======

Ratio of net charge offs during
  the period to average loans
  outstanding                                   .18%         .45%        .61%

Allowance for Possible Loan Losses: The allowance for possible loan losses is maintained at a level which, in management's opinion, is adequate to absorb potential losses in the portfolio. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for possible loan losses at a level indicative of the associated risk, as determined by management, of the current loan portfolio.

The table below reflects an allocation of the allowance for the years ended December 31, 1995 and 1994. The allocation represents an estimate of each category of loans based upon historical experience and management's judgement. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Management does consider, however, the allowance for loan losses to be adequate for the reported periods.

                                                                                  Loans as a
                                                    Allowance                  percent of total
                                               1995          1994              1995        1994
                                               ----          ----              ----        ----
Commercial,
Financial &
Agricultural                                  $1,008          938              40.1        47.6%

Real Estate -
Construction                                       0            0               1.9         2.2

Real Estate -
Mortgage                                         134          126              27.0        22.4

Installment Loans
to Individuals                                   202          188              31.0        27.8
                                              ------        -----             ------      ------
         Total Allowance                      $1,344        1,252             100.0%      100.0%
                                              ======        =====             ======      ======



Delinquent Loan Policy: Installment loans are placed on nonaccrual when the loan is three payments past due, and any single-date maturity notes are placed on nonaccrual when such notes are delinquent for ninety days. Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank. Delinquent commercial loans are placed on nonaccrual when the loan is 90 days past due.

Loans are considered delinquent if payments of principal or interest have not been made by the end of periods ranging from one to ten days after the due date, depending upon the type of loan involved. Installment loans are considered delinquent if payments of principal and interest are past due for a period of ten days and commercial loans are considered delinquent if payments of principal and interest are past due for a period of one day. Single-date maturity loans are considered delinquent if payments relating to such loans are not made for a period of one day following the due date of such loans.

Loans are charged off quarterly in March, June, September, and December. If necessary, loans can be charged of at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which then must be approved by the Bank's senior loan officer and CEO.

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 1995 and 1994 by category.

                                                                              Average
                                                                             rate paid
       Deposits                               1995          1994        1995        1994
                                              ----          ----        ----        ----
Noninterest-bearing
  demand deposits                            $18,376       17,369          0 %         0%
                                             =======       ======        =====      =====

Interest-bearing
  deposits:
    Demand                                   $17,439       17,309        2.63%      2.63%
    Savings                                   15,631       19,556        2.96       2.97
    Time                                      62,121       57,904        5.37       4.00
                                             -------       ------        -----      -----
                                             $95,191       94,769        3.53%      3.53%
                                             =======       ======        =====      =====


The following shows the amount of time deposits outstanding at December 31, 1995 in amounts of $100,000 or more, classified by time remaining until maturity.

                                            $100,000
                                          Certificates   Other Time
      Maturity                             of deposit     deposits
Three months or less                        $  6,436       14,425
Three to six months                            3,448       14,827
Six to twelve months                           4,416        9,614
Twelve months to five years                    1,708       10,479
Over five years                                    0            2
                                            --------       ------
                                            $ 16,008       49,347
                                            ========       ======

                                           Maximum                                              Average
                                           Outstanding               Average                    Interest
                                           At Any       Average      Interest       Ending      Rate at
                                           Month End    Balance      Rate           Balance     Year-end
                                           -----------  -------      --------       -------     --------
                                                        (Dollars In Thousands)
1995
- ----

Securities sold                             $  8,691        5,760        4.70%     8,691        5.19%
under agreements
to repurchase

Other Short Term                            $  1,019          642        4.83        172        5.42
Borrowings

1994
- ----

Securities sold                             $  5,874        5,868        3.65      5,874        4.92
under agreements
to repurchase

Other Short Term                            $  1,451          872        2.81        307        2.29
Borrowings

1993
- ----

Securities sold                             $  5,226        4,047        2.43      4,441        2.39
under agreements
to repurchase

Other Short Term                            $  1,244          874        3.38      1,103        3.38
Borrowings


Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 1995 and 1994:


                                                1995         1994
                                                ----         ----
Return on average assets                         .93%         .64%
                                                =====        =====

Return on average equity                       10.62%        7.36%
                                               ======        =====

Dividend pay-out ratio                         21.00%       31.18%
                                               ======       ======
Ratio of average equity
to average assets                               8.73%        8.69%
                                               ======       ======

ITEM 2.  PROPERTIES

The Corporation's bank subsidiary occupies four offices which the subsidiary owns. The offices are located in Escambia County (cities of Atmore and Flomaton) and Monroe County (cities of Monroeville and Frisco City), Alabama, with the principal office located in Atmore, Alabama. The office in Atmore is a modern, three story, brick building while the other offices are similar, modern, one story, brick buildings. The subsidiary bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring 2004.


ITEM 3.  LEGAL PROCEEDINGS

All material pending legal proceedings described under Item 3 in the Corporation's Annual Report on Form 10-K for the fiscal year ending December 31, 1994 have been terminated as described therein or in the Corporation's Quarterly Reports on Form 10-Q for the periods ended June 30, 1995 and September 30, 1995. There are presently no pending legal proceedings to which the Corporation or its subsidiary, United Bank, is a party or of which any of their property is subject, which management of the Corporation, based upon consultation with legal counsel, believes are likely to have a material adverse effect upon the financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Corporation during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS


The Corporation's authorized common shares consist of the following:

(1) 975,000 shares of Class A common stock, $.01 par value per share, of which 516,385 shares were issued and outstanding and held by approximately 479 shareholders of record, as of March 21, 1996.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 21, 1996.


There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends of $.50 per share in 1995 and $.50 per share in 1994. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of any such dividends. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 12 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA


(Amounts in Thousands except per share data)


                                         1995        1994         1993        1992       1991
                                         ----        ----         ----        ----       ----
Income statement data:
  Interest income                      $ 10,495      9,423        9,595      10,615      12,184
  Interest expense                        4,560      3,519        3,431       4,575       6,733
                                       --------    -------      -------     -------     -------

  Net interest income                     5,935      5,904        6,164       6,040       5,451
  Provision for possible
    loan losses                             204        330          600       1,627       3,800
                                       --------    -------      -------     -------     -------

  Net interest income after
    provision for possible
    loan losses                        $  5,731      5,574        5,564       4,413       1,651
                                       ========    =======      =======     =======     =======

  Investment securities gains/
    losses, net                        $     32         14          881         428        (672)
                                       ========    =======      =======     =======     =======

  Net Earnings (Loss)                  $  1,230        825        1,370         893      (1,420)
                                       ========    =======      =======     =======     =======

Balance sheet data:
  Total assets                         $140,466    131,809      126,780     128,975     128,372
                                       ========    =======      =======     =======     =======

  Total loans, net                     $ 62,603     59,094       50,919      54,720      61,826
                                       ========    =======      =======     =======     =======

  Total deposits                       $117,743    114,065      108,638     113,352     116,378
                                       ========    =======      =======     =======     =======

  Total stockholders'
    equity                             $ 12,398     10,671       11,283      10,079       9,724
                                       ========    =======      =======     =======     =======

Per share data:
  Net earnings (loss)
    per share                          $   2.38       1.70         2.83        1.84       (2.89)
                                       ========    =======      =======     =======     =======

  Cash dividends per
    share                              $    .50        .50          .50        1.00        1.00
                                       ========    =======      =======     =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review is presented to provide an analysis of the consolidated results of operations of the Corporation and its subsidiary. This review should be read in conjunction with the consolidated financial statements included under Item 8.



                             SUMMARY OF OPERATIONS

The Corporation's 1995 net income was $1,230,362, as compared to a net income in 1994 of $824,549. Average net interest spread declined by .35% from 4.54% in 1994 to 4.19% in 1995. The decline in average net interest spread, offset by an increase in average interest earning assets from $118,919,000 in 1994 to $123,133,000 in 1995, produced a $29,909 increase in net interest income in 1995. Noninterest income decreased by $71,611 from $1,228,297 in 1994 to $1,156,686 in 1995. Most of this decrease is attributed to the decrease in other noninterest income from $245,614 in 1994 to $127,830 in 1995. The provision for loan losses in 1995 was $204,000 as compared to $330,000 in 1994. Noninterest expenses for 1995 decreased $500,515 from $5,655,541 in 1994 to $5,155,026 in 1995. This decrease is due to the settlement of the Barnett Litigation in 1994 which was described under "Item 3. Legal Proceedings, in the Corporation's Annual Report Form 10K for the year ended December 31, 1994," and the reduction in the FDIC premiums.

The Corporation's 1994 net income was $824,549, as compared to a net income in 1993 of $1,369,748. Average net interest spread declined by .35% from 4.89% in 1993 to 4.54% in 1994. The decline in average net interest spread, offset by an increase in average interest earning assets from $116,754,000 in 1993 to $118,919,000 in 1994, produced a $259,195 decrease in net interest income in 1994. Noninterest income decreased by $710,723 from $1,939,020 in 1993 to $1,228,297 in 1994. Most of this decrease is attributed to the gain on the sale of investments which decreased $867,445. The provision for loan losses in 1994 was $330,000 as compared to $600,000 in 1993. Noninterest expenses for 1994 were well in line with 1993, with the exception of legal expenses which decreased by $672,823. This decrease was offset by the settlement of the Barnett Litigation which was described under "Item 3. Legal Proceedings, in 1994 10-K."

                              NET INTEREST INCOME
                             (Dollars in Thousands)

                                          1995       1994         1993
                                          ----       ----         ----
Interest income (1) . . . . . . .       $10,745      9,651        9,793
Interest expense  . . . . . . . .       $ 4,560      3,518        3,431
                                        -------     ------       ------

   Net interest income  . . . . .         6,185      6,133        6,362
Provision for possible
   loan losses  . . . . . . . . .           204        330          600
                                        -------     ------       ------

Net interest income after
   provision for possible
   loan losses  . . . . . . . . .         5,981      5,803        5,762
Less:  Tax Equivalent
   adjustment . . . . . . . . . .           250        228          198
                                        -------     ------       ------

Net interest income after
   provision for possible
   loan losses  . . . . . . . . .       $ 5,731      5,575        5,564
                                        =======     ======       ======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 1995, 1994, and 1993.

Total interest income (on a full Federal tax equivalent basis) increased to $10,745,000 in 1995, from $9,651,000 in 1994, an increase of $1,094,000, or
11.34%. This increase is primarily due to the average earning assets increasing $4,214,000. Average loans increased $6,880,000 while the average rate paid increased .70%. The average interest rate (FTE) earned in 1995 rose to 8.68% from 8.08% in 1994. The interest rate spread decreased from 4.54% in 1994 to 4.19% in 1995, as interest rates increased more rapidly on interest bearing liabilities than interest earning assets. Average taxable investment securities for 1995 were $48,928,000, as compared to $53,903,000 for 1994, a decrease of $4,975,000, or 9.23%. The shift from investments to loans was due to an increase in the Bank's loan demand. Average tax-exempt investment securities increased $682,000, or 11.68%, to $6,517,000 in 1995 from $5,835,000 in 1994. The average volume of federal funds sold increased to $5,197,000 in 1995 from $3,508,000 in 1994, an increase of $1,689,000 or 48.15%. Average interest earning deposits with other financial institutions decreased to $105,000 in 1995, from $167,000 in 1994.

Total interest expense increased $1,042,000, or 29.62% to $4,560,000 in 1995, from $3,518,000 in 1994. This increase was primarily due to rising interest rates during 1995. The average rate paid on interest-bearing liabilities in 1995 was 4.49% as compared to 3.54% in 1994. Average interest-bearing liabilities increased to $101,593,000 in 1995, from $99,498,000 in 1994, an increase of $2,095,000, or 2.11%. Average savings and interest-bearing demand deposits decreased $3,795,000 or 10.29% to $33,070,000 in 1995, from
$36,865,000 in 1994.  Average time
deposits increased to $62,121,000 in 1995, from $57,904,000 in 1994, an increase of $4,217,000, or 7.28%. The average rate paid on time deposits increased to 5.37% in 1995 from 4.00% in 1994. The reason for the increase in time deposits during 1995 was that the interest rate on savings became less attractive than the interest paid on time deposits as interest rates rose; therefore, customers chose the higher interest rate investment available.

Total interest income (on a full Federal tax equivalent basis) decreased to $9,651,000 in 1994, from $9,793,000 in 1993, a decrease of $142,000, or 1.45%.
This decrease was primarily due to the earning asset mix for the first half of the year. When loan demand picked up, interest income began to improve. The average interest rate (FTE) earned in 1994 fell to 8.09% from 8.39% in 1993. The interest rate spread decreased from 4.89% in 1993 to 4.54% in 1994, as interest rates increased more rapidly on interest bearing liabilities than interest earning assets. Average interest earning assets increased by $2,165,000, or 1.85%, to $118,919,000 in 1994 from $116,754,000 in 1993.
Average taxable investment securities for 1994 were $53,903,000, as compared to $55,025,000 for 1993, a decrease of $1,122,000, or 2.03%. The shift from investments to loans was due to an increase in the Bank's loan demand. Average tax-exempt investment securities decreased $364,000, or 5.87%, to $5,835,000 in 1994 from $6,199,000 in 1993. Average loans increased during 1994 to $55,506,000, from $51,157,000 in 1993, an increase of $4,349,000, or 8.5%. The average volume of federal funds sold decreased to $3,508,000 in 1994 from $4,167,000 in 1993, a decrease of $659,000 or 15.81%. Certificates of deposit with other financial institutions decreased to $167,000 in 1994, from $206,000 in 1993.

Total interest expense increased $87,000, or 2.54% to $3,518,000 in 1994, from $3,431,000 in 1993. This increase was primarily due to rising interest rates during 1994. The average rate paid on interest-bearing liabilities in 1994 was 3.54% as compared to 3.50% in 1993. Average interest-bearing liabilities increased to $99,498,000 in 1994, from $98,151,000 in 1993, an increase of
$1,347,000, or 1.37%. Average savings and interest-bearing demand deposits decreased $43,000 or .12% to $36,865,000 in 1994, from $36,908,000 in 1993.
Average time deposits increased to $57,904,000 in 1994, from $56,637,000 in 1993, an increase of $1,267,000, or 2.24%. The average rate paid on time deposits increased to 4.00% in 1994 from 3.99% in 1993. The reason for the increase in time deposits during 1994 was that the interest rate on savings became less attractive than the interest paid on time deposits; therefore, customers chose the higher interest rate investment available.


                           PROVISION FOR LOAN LOSSES

The provision for possible loan losses for the year ended December 31, 1995 was $204,000, as compared to $330,000 in 1994, a decrease of $126,000, or 38.18%.
This decrease in provision reflects improved trends and maintains the allowance that is adequate by management, and approved by the Board of Directors of the subsidiary bank.

Loans charged-off in 1995 decreased to $150,896, from $338,666 in 1994, a decrease of $187,770. Recoveries of charged- off loans in 1995 were $38,983, a decrease of $47,239 as compared to $86,222 in 1994. Net charged-off loans for 1995 were $111,913, as compared to $252,444 for 1994, a decrease of $140,531.
This decrease is a result of improved asset quality in the bank. The allowance for possible loans losses at December 31, 1995 represents 2.07% of gross loans, excluding bankers acceptances and commercial paper, as compared to 2.04% at year end 1994. Loans on which the accrual of interest had been discontinued or reduced amounted to $333,002 on December 31, 1995, as compared to $162,844 at year end 1994.

The provision for possible loan losses on December 31, 1994 was $330,000, as compared to $600,000 in 1993, a decrease of $270,000, or 45.00%. This reserve amount was determined to be adequate by management, and approved by the Board of Directors of the subsidiary bank.

Loans charged-off in 1994 decreased to $338,000, from $388,000 in 1993, a decrease of $50,000. Recoveries of charged-off loans in 1994 were $86,000, an increase of $12,000 as compared to $75,000 in 1993. Net charged-off loans for 1994 were $252,000, as compared to $313,000 for 1993, a decrease of $62,000.
The allowance for possible loans losses at December 31, 1994 represented 2.04% of gross loans, excluding bankers acceptances and commercial paper, as compared to 2.21% at year end 1993. Loans on which the accrual of interest had been discontinued or reduced amounted to $162,844 on December 31, 1994, as compared to $350,908 at year end 1993.

The provision for loan losses is based upon management's continuing evaluation of current economic conditions, changes in the character and size of the loan portfolio, past loan loss experience, underlying collateral value securing loans and other factors which deserve recognition in providing a reasonable allowance for potential credit losses inherent in the portfolio.

While it is the Corporation's policy to charge-off loans on which a loss is considered probable, there also exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Corporation, such as the state of the economy, management's judgment as to the adequacy of the provision is necessarily approximate and imprecise. Adjustments to the provision for loan losses and the allowance for loan losses may also be required by the FDIC or the Alabama Superintendent of Banks in the course of their examinations of the Corporation's banking subsidiary where the regulators make credit evaluations different from those of management. Accordingly, no assurances can be given that continued evaluations of the loan portfolio in light of economic conditions then prevailing, results of upcoming regulatory examinations and other factors will not require significant future additions to the allowance, thus necessitating similarly sizable charges to income.

                               NONINTEREST INCOME

                                           1995            1994               1993
                                           ----            ----               ----
Service charges on
   deposits . . . . . . . . . . .       $  908,838        872,299           864,587
Commission - credit
   life insurance . . . . . . . .           88,151         96,234            74,656
Investment securities
   gains, net . . . . . . . . . .           31,867         14,150           881,595
Other . . . . . . . . . . . . . .          127,830        245,614           118,182
                                        ----------      ---------         ---------
   Total  . . . . . . . . . . . .       $1,156,686      1,228,297         1,939,020
                                        ==========      =========         =========


Total noninterest income decreased $71,611 or 5.83%, to $1,156,686 in 1995, as compared to $1,228,297 in 1994. Net gains on sale of investment securities during 1995 totalled $31,867, as compared to a gain of $14,150 in 1994. In 1995, the Corporation sold some available for sale investment securities in order to fund growing loan demand. These securities were mostly mortgage backed securities which had paid down significantly and which were no longer cost effective to carry in the portfolio.

Service charge income increased to $908,838 in 1995, from $872,299 in 1994, an increase of $36,539, or 4.19%. This slight increase is due to a change in the calculation of analysis charges on certain checking accounts. Commissions on credit life insurance decreased $8,083, or 8.40%, to $88,151 in 1995, from $96,234 in 1994. Other income decreased to $127,830 in 1995, from $245,614 in
1994, a decrease of $117,784, or 47.95%. The decrease in other income in 1995 was similarly attributable to a dividend from Risk Associates of approximately $60,000, and the recognition of deferred income on the sale of other real estate owned of $66,000, each of which occurred in 1994 and not in 1995.

Total noninterest income decreased $710,723 or 36.65%, to $1,228,297 in 1994, as compared to $1,939,020 in 1993. Net gains on sale of investment securities during 1994 totalled $14,150, as compared to a gain of $881,595 in 1993. In 1994, the Corporation sold some investment securities in order to fund growing loan demand. A gain of $865,209 was realized in 1993 through the sale of GIC bonds (Executive Life) which had been written down in previous years. The bonds regained a significant amount of their market value and were sold in February and March of 1993. This transaction accounted for 98.14% of net gains in 1993.

Service charge income increased to $872,299 in 1994, from $864,587 in 1993, an increase of $7,712, or .89%. Commissions on credit life insurance increased $21,578, or 28.90%, to $96,234 in 1994, from $74,656 in 1993. Other income increased to $245,614 in 1994, from $118,182 in 1993, an increase of $127,432, or 107.83%. The majority of the increased income in 1994 resulted from a dividend from Risk Associates of approximately $60,000, and the recognition of deferred income on the sale of other real estate owned of $66,000.

                              NONINTEREST EXPENSE


                                       1995               1994               1993
                                       ----               ----               ----
   Salaries and benefits             $2,598,931         2,574,585         2,484,600
   Net occupancy                        638,798           590,890           612,352
   Other                              1,917,297         2,490,066         2,449,308
                                     ----------         ---------         ---------
   Total                             $5,155,026         5,655,541         5,546,260
                                     ==========         =========         =========

Total noninterest expense decreased $500,515, or 8.85%, to $5,155,026 in 1995, from $5,655,541 in 1994. Other expense decreased to $1,917,297 in 1995, from $2,490,066 in 1994, a decrease of $572,769, or 23.00%. Legal fees associated with pending litigation, bankruptcy filings and regulatory matters decreased $222,908 in 1995. Miscellaneous losses decreased $286,543 due to decreased litigation cost. Other data processing fees increased $162,944, because of payments to a third party service center for 12 months in 1995 as opposed to 3 months in 1994. FDIC insurance decreased $115,395, because of the BIF fund becoming fully capitalized in May of 1995 and a corresponding reduction in premium assessments.

Income tax expense for 1995 was $502,000 as compared to $323,000 in 1994. Net earnings per share in 1995 were $2.38, as compared to a net earnings per share of $1.70 in 1994. Return on average assets for 1995 was .93%, as compared .64% in 1994. Return on average equity was 10.62% in 1995, as compared to 7.36% in 1994.

Total noninterest expense increased $109,281, or 1.97%, to $5,655,541 in 1994, from $5,546,260 in 1993. Salaries and employee benefits increased $89,985 in 1994, from $2,484,600 in 1993, or 3.6%. The majority of this increase was attributable to cost of living increases and increased health insurance premiums. Other expense increased to $2,490,066 in 1994, from $2,449,308 in 1993, an increase of $40,758, or 1.66%.

Income tax expense for 1994 was $323,000 as compared to $587,000 in 1993. Net earnings per share in 1994 were $1.70, as compared to an earnings per share of $2.83 in 1993. Return on average assets for 1994 was .64%, as compared 1.09% in 1993. Return on average equity was 7.36% in 1994, as compared to 12.44% in 1993.

                              LOANS AT DECEMBER 31

                                       1995                1994             1993
                                       ----                ----             ----
Commercial, financial
   and agricultural                 $26,082,499        29,236,390        27,647,903
Real Estate - construction            1,230,498         1,337,971           697,304
Real Estate - mortgage               17,563,219        13,753,675        12,017,768
Installment loans to
   individuals                       20,185,236        17,061,301        12,748,063
                                    -----------        ----------        ----------
                                    $65,061,452        61,389,337        53,111,038
                                    ===========        ==========        ==========


Total loans increased to $65,061,452, at December 31, 1995, from $61,389,337 at year end 1994, an increase of $3,672,115, or 5.98%. Commercial, financial and agriculture loans decreased to $26,082,499 at year end 1995, from $29,236,390 at December 31, 1994. Most of the decrease of $3,153,891 can be attributed to repayments on two major loans in the last half of the year. Installment loans to individuals increased to $20,185,236 at December 31, 1995, from $17,061,301 at year end 1994, an increase of $3,123,935, or 18.31%. This increase is the result of more emphasis being placed on consumer loans bankwide, including hiring of new personnel and expansion of banking hours more accessible for customers. The ratio of loans, excluding bankers acceptances and commercial paper, to deposits on December 31, 1995, was 55.26%, as compared to 53.79% in 1994.

Total loans increased to $61,389,327, at December 31, 1994, from $53,111,038 at year end 1993, an increase of $8,278,299, or 15.59%. Commercial, financial and agriculture loans increased to $29,236,390 at year end 1994, from $27,647,903 at December 31, 1993. Most of the increase of $1,588,487 wa attributable to an increase of $956,436 in commercial and industrial loans. Real estate mortgage loans increased $1,735,907, or 14.44%, to $13,753,675 at December 31, 1994.
Installment loans to individuals increased to $17,061,301 at December 31, 1994, from $12,748,063 at year end 1993, an increase of $4,313,238, or 33.83%. Some of that increase was due to loans secured by non-farm and non-residential properties, which increased $1,607,934. The ratio of loans, excluding bankers acceptances and commercial paper, to deposits on December 31, 1994, was 53.79%, as compared to 46.87% in 1993.


                                   LIQUIDITY

"Liquidity" refers to the Corporation's ability to meet its cash flow requirements and to fund its commitments. The Corporation and its subsidiary actively manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs in an effort to ensure the availability of adequate funding at all times. The goal of liquidity management is to ensure the availability of an adequate level of funds to meet loan demand and the deposit withdrawal needs of the Corporation's customers.

As of December 31, 1995, the Corporation's liquidity was adequate. In addition to $7,550,000 in federal funds sold, the Bank's cash and due from banks also had a balance of $6,225,385. At December 31, 1995 the loan to deposit ratio was 55.26%, excluding bankers acceptances and commercial paper. The Bank does not foresee any future problems with liquidity, but if needed, they have a federal funds line of credit that totals $8,000,000. The Corporation's bank subsidiary has an Asset and Liability Committee which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities produced $6,296,136 in cash in 1995, with the majority of this coming from a net increase in deposits and repurchase agreements. The investing activities of the Corporation used $7,429,673 of the cash flows of the Bank. Of this use of cash, $11,806,339 was the net outflow into the loan portfolio. Investments maturing and proceeds from sales helped to fund these additional loans. Operations provided $2,137,335 in cash flows for the year end December 31, 1995.

                       Interest Rate Sensitivity Analysis
                            Years Ended December 31

                                                                         1995
                                              Three         Three
                                              Months        To Six       Six Months   1 - 5      5 Years
                                              Or Less       Months       to One Year  Years      Or After      Total
                                              -------       ------       -----------  -----      --------      -----
Earning Assets:
- ---------------
Loans, net of unearned
  income                                      $ 13,582        7,813        4,961      33,548        4,043       63,947
Taxable securities AFS                             250          250        1,248      20,244       12,681       34,673
Tax exempt securities AFS                            0            0            0       1,097        2,644        3,741
Taxable securities HTM                           1,000            0        1,011       4,608        2,644       16,844
Tax exempt securities HTM                          100            0            9       1,683        3,164        4,956
Federal Funds Sold                               7,550            0            0           0            0        7,550
Interest bearing deposits
  with other banks                                   0            0            0         104            0          104
                                              --------       ------       ------      ------       ------      -------
TOTAL Interest Earning Assets                 $ 22,482        8,063        7,229      61,284       32,757      131,815
                                              ========       ======       ======      ======       ======      =======


Interest Earning Liabilities
- ----------------------------
Demand Deposits                               $      0            0            0           0       11,806       11,806
Savings Deposits                                     0            0            0           0       14,837       14,837
Certificates of Deposit less
  than $100,000                                 14,425       14,827        9,614      10,479            2       49,347
Certificates of Deposit
  greater than $100,000                          6,436        3,448        4,416       1,708            0       16,008
Federal Funds Purchased and
  securities sold under
  agreement to repurchase                        8,691            0            0           0            0        8,691
Other Short Term Borrowings                        173            0            0           0            0          173
                                              --------       ------       ------      ------       ------      -------
TOTAL Interest Bearing Liabilities            $ 29,725       18,275       14,030      12,187       26,645      109,862
                                              ========       ======       ======      ======       ======      =======

Non Interest Bearing Source
  of Funds                                           0            0            0           0       20,117       20,117
                                              --------       ------       ------      ------       ------      -------

Interest Sensitivity Gap                        (7,243)     (10,212)      (6,801)     49,097      (14,005)      10,836

Cumulative Gap                                              (17,455)     (24,256)     24,841       10,836

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of interest rates on the Corporation's performance. Therefore, interest rate shock scenarios are performed. In a rising interest rate scenario, the Corporation's prime rate increases 300 basis points over the next twelve months. In the falling interest rate case, the Corporation's prime rate drops 275 basis points over the next twelve months. The projected net interest margin in a stable interest rate environment is 4.92%, as compared to 4.97% in a rising rate scenario and 4.33% in a falling rate scenario. Management considers these interest rate movements to be worst case scenarios. Any business or strategic plans the Corporation may implement in a rising or falling rate environment are not taken into account in developing interest rate scenarios.


                               CAPITAL RESOURCES

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 1995 was 8.73% as compared to 8.69% in 1994. Total stockholders equity on December 31, 1995 was $12,397,538, an increase of $1,726,869, or 16.18%, from
$10,670,669 at year end 1994. The Corporation's net operating profit during 1995, less dividends of $258,192 declared to stockholders, plus the FAS 115 adjustment of $754,699, accounted for this increase. The Corporation's bank subsidiary, United Bank, had risk based capital of $13,297,000, or 15.66%, at December 31, 1995, well above the minimum risk based capital requirement of $6,790,000 or 8.0%. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 are included in the following pages shown in the index below.


         Index to Financial Statements                                 Page(s)
         -----------------------------                                 -------
         Independent Auditors' Report                                      50

         Consolidated Balance Sheets on December 31,
              1995 and 1994                                                51

         Consolidated Statements of Operations for
              the years ended December 31, 1995, 1994,
              and 1993                                                     53

         Consolidated Statements of Stockholders'
              Equity for the years ended December 31,
              1995, 1994, and 1993                                         55

         Consolidated Statements of Cash Flows for
              the years ended December 31, 1995, 1994,
              and 1993                                                     57

         Notes to Consolidated Financial
              Statements - December 31, 1995, 1994,
              and 1993                                                     60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name of each nominee and each director of the Corporation continuing in office after the 1996 Annual Meeting of capital stockholders of the capital corporation, a description of his position and offices, if any, with the Corporation and its subsidiaries, a brief description of his principal occupation during at least the last five years, and certain other information, including his age. Each such director and each nominee is a director of United Bank. David D. Swift is the nephew of Claude S. Swift.

                                           Date Term
                              Director     As Director           Principal Occupation
Name and Age                  Since        Expires               During Past Five Years
- ------------                  -----        -------               -----------------------------
H. Leon Esneul (60)           1993         May 1997              Vice Chairman of the Board of the Corporation Pecan
                                                                 grower; managing partner of the Doris Company.

Elam P. Fayard (70)           1982         May 1998              Chairman of the Board of the Corporation; formerly
                                                                 President, Fayard Construction Company.

Robert R. Jones, III (44)     1992         May 1996*             President of the Corporation since May, 1993; Executive
                                                                 Vice President of the Corporation from July, 1992 to May
                                                                 1993; President and Chief Executive Officer of United
                                                                 Bank since July, 1992; Senior Vice President of United
                                                                 Bank from January, 1991 to July, 1992.

William J. Justice (56)       1991         May 1997              Vice Chairman of the Board of United Bank; Pharmacist,
                                                                 President and Chief Executive Officer, Greenlawn
                                                                 Pharmacy.

Bobby W. Sawyer (42)          1993         May 1996*             President, Hammer, Inc., construction company.

Claude S. Swift (68)          1994    May 1998*                  Chairman of the Board of United Bank; President, Swift
                                                                 Logging Co., Inc.

David D. Swift (45)           1995    May 1998**                 Secretary, Swift Lumber, Inc; Secretary, Swift Supply,
                                                                 Inc; Partner, Palustris Products, Inc.

            * nominee for election for a term expiring in May, 1999

The following table lists the executive officers of the Corporation and the respective positions held by them in the Corporation. Each is a director of the Corporation, except for Mitchell D. Staples, and information regarding their other business experience during the past five years and certain other information is set forth above. Mr. Staples, age 34, has been the Controller and Cashier of United Bank from October 1992 to present; previously, he was Controller at United Savings Bank, Anniston, Alabama.

     Name                                  Position
- -------------                         -----------------

Robert R. Jones, III                      President

Elam P. Fayard                      Chairman of the Board

H. Leon Esneul                    Vice Chairman of the Board

William J. Justice                        Secretary

Mitchell D. Staples                       Treasurer


         The executive officers of the Corporation are elected annually at the organizational meeting of the Board of Directors, which follows the annual meeting of stockholders, to serve until the organizational meeting in the subsequent year. There are no known arrangements or understandings between any executive officers and any other person pursuant to which any of the above-named persons was selected as an officer.

ITEM 11. EXECUTIVE COMPENSATION

Officers of the Corporation, and directors who also serve as directors or officers of United Bank, are remunerated by United Bank. The following Summary Compensation Table sets forth certain information concerning compensation to Robert R. Jones, III, the only executive officer of the Corporation who received total annual salary and bonus for 1995 exceeding $100,000.


                                                Summary Compensation Table
                                                --------------------------
                                                   Annual Compensation
                                                   -------------------
                                                                                 All Other
Name and Principal Position           Year        Salary         Bonus          Compensation
- ---------------------------           ----        ------         -----          ------------
Robert R. Jones, III                  1995       $105,000        $21,764          $18,659
President of the Corporation;         1994        100,000         21,441           18,664(1)
President of United Bank              1993         95,000          8,247           42,697
- -----------------------

- --------------
(1) Includes $7,638 contributed on behalf of Mr. Jones as a supplemental benefit pursuant to an Executive Compensation Agreement; $476 premium reimbursed by United Bank on a long-term disability insurance policy for Mr. Jones; $1,273 contributed by United Bank for the account of Mr. Jones pursuant to United Bank's 401(k) Employee Incentive Savings Plan (the "401(k) Plan"); $4,060 in fees for attendance at meetings of United Bank's Board of Directors; and $5,212 in profit-sharing payments made in 1995 for services in 1994.

         No fees are paid to directors of the Corporation for their services as such. Since all of the Corportion's directors also serve as directors of United Bank, they are compensated for their services to United Bank.

         During 1995 all current directors of the Corporation also served as directors of United Bank. Each director of United Bank received a standard fee for such service of $3,500, plus $40 (for directors who were members of the Atmore Loan Committee) or $50 (for directors who were members of the Monroe County Loan Committee) for each Board meeeting attended. In 1995, United Bank's Board of Directors held a total of 60 meetings: 12 monthly, two quarterly, and two special.

Compensation Committee Interlocks and Insider Participation

Officers of the Corporation, and directors of the corporation who are also directors of United Bank, are remunerated by United Bank, not by the Corporation. The Corporation's Board of Directors does not have a compensation committee or a committee performing similar functions. United Bank's Board of Directors does have a compensation committee, which makes recommendations to United Bank's Board of Directors regarding compensation to, among others, persons who serve as executive officers of the Corporation. Such compensation committee is composed of five directors, all of whom are outside directors who are not, and never have been, officers or employees of the Corporation or any subsidiary thereof. United Bank's Board of Directors determines the compensation of officers, including those persons who serve as executive officers of the Corporation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 26, 1996, no single person or entity owned of record or, to the knowledge of the Corporation, was deemed to own beneficially, more than 5% of the outstanding shares of such Stock.

The table below sets forth, as of March 12, 1996, the number of shares of Class A Stock owned by each director and by all executive officers and directors as a group.

                                                            Percentage
                              Amount and Nature of        of Outstanding
Name of Individual            Beneficial Ownership        Class A Stock
- ------------------            --------------------        --------------
H. Leon Esneul                    13,604(1)                  2.63%

Elam P. Fayard                    13,344(2)                  2.58%

Robert R. Jones, III               3,109(3)                     *

William J. Justice                 4,638(4)                     *

Bobby W. Sawyer                    2,600(5)                     *

Mitchell D. Staples                   10                        *

Claude S. Swift                   25,599(6)                  4.96%

David D. Swift                     6,493                     1.26%

All executive officers            69,397(1)(2)(3)(4)        13.44%
and directors as a                     (5)(6)
group (8 persons)

- ---------------------
*        less than 1%

(1) Includes 300 shares owned by The Doris Company; and 5,000 shares owned by his wife, as to which shares Mr. Esneul disclaims beneficial ownership.

(2) Includes 3,328 shares owned by his wife, as to which shares Mr. Fayard disclaims beneficial ownership.

(3) Includes 2,045 shares owned jointly with his wife; 32 shares owned jointly with his son; 500 shares held in his Individual Retirement Account; 500 shares held by his wife in an Individual Retirement Account; and 32 shares owned jointly by his wife and his daughter.

(4) Includes 2,368 shares owned jointly with his wife; 1,098 shares owned by his wife, as to which shares Mr. Justice disclaims beneficial ownership; and 106 shares owned by Mr. Justice for his granddaughter.

(5)      Owned jointly with his wife.

(6) Includes 21,333 shares owned jointly with his wife; and 4,266 shares owned by his wife as to which shares Mr. Swift disclaims beneficial ownership.


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Some Corporation and United Bank directors, officers, and principal stockholders, and their associates and immediate families were customers of, or had transactions with, subsidiaries of the Corporation in the ordinary course of business during 1995. Hammer, Inc., a construction company owned by Bobby
W. Sawyer, was paid $539,448, the majority of which was for construction work performed to repair the main branch of United Bank in Atmore which sustained extensive damage from Hurricane Erin in August 1995. This expense was reimbursable by the bank's insurance carrier. In addition, some Corporation and United Bank directors are directors, officers, trustees, or principal security holders of corporations or other organizations that were customers of, or had transactions with, the Corporation or its subsidiaries in the ordinary course of business during 1995.

United Bank has issued loans outstanding on behalf of directors, officers, and principal shareholders, and their associates and immediate families, in the aggregate amount of $1,919,380, representing approximately 15.5% of the Corporation's shareholders' equity as of December 31, 1995. All outstanding loans and other transactions with the Corporation's, and its subsidiaries', directors, officers, and principal shareholders, and their associates and immediate families, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and when made did not involve more than the normal risk of collectibility or present other unfavorable features. In addition to banking and financial transactions, the Corporation and its subsidiaries may have had additional transactions with, or may have used products or services of, various organizations of which directors of the Corporation or its subsidiaries are directors, officers, or principal shareholders. The amounts involved in such noncredit transactions have in no case been material in relation to the business of the Corporation and its subsidiaries or to such other organizations.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)     The financial statements listed in the Index to Financial
                 Statements contained in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

         (2) Financial statement schedules have been omitted as inapplicable.

         (3) The Exhibits listed below are filed as part of this Report. Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 14(c) are identified by an asterisk (*).

         3.1 Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit 3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

         3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                 1992).

         10.1 Form of Executive Compensation Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992). *

         21      Subsidiary of the Registrant.

         27      Financial Data Schedule.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED BANCORPORATION OF ALABAMA, INC.
                                      (Registrant)

                                      BY:  /s/ Robert R. Jones, III
                                           -------------------------------------
                                           Robert R. Jones, III
                                           President and Chief Executive Officer
                                           March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                         CAPACITY IN WHICH SIGNED                        DATE

/s/  Robert R. Jones, III          President, Chief                          March 21, 1996
- -------------------------          Executive Officer, and
     Robert R. Jones, III          Director


/s/  Mitchell D. Staples           Treasurer                                 March 21, 1996
- -------------------------          (principal financial and
     Mitchell D. Staples           principal accounting
                                   officer)

/s/  H. Leon Esneul                Director                                  March 21, 1996
- -------------------------
     H. Leon Esneul


/s/  David D. Swift, Jr.           Director                                  March 21, 1996
- -------------------------
     John B. Swift, Jr.


/s/  William J. Justice            Director                                  March 21, 1996
- -------------------------
     William J. Justice


/s/  Bobby W. Sawyer               Director                                  March 21, 1996
- -------------------------
     Bobby W. Sawyer


/s/  Claude S. Swift               Director                                  March 21, 1996
- -------------------------
     Claude S. Swift


                                   Director                                  March 21, 1996
- -------------------------
     Elam P. Fayard

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The annual report to shareholders covering the registrant's last fiscal year and the proxy statement, form of proxy and other proxy soliciting material with respect to the registrant's 1996 annual meeting of shareholders are to be furnished to shareholders subsequent to the filing of this Annual Report on Form 10-K. Four copies of such report and proxy material will be furnished to the Commission when sent to security holders.

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
United Bancorporation of Alabama, Inc.:


We have audited the accompanying consolidated financial statements of United Bancorporation of Alabama, Inc. and subsidiary as listed in Item 8. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Also as discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.


                                        /s/ KPMG Peat Marwick LLP


Birmingham, Alabama
February 23, 1996

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets
                           December 31, 1995 and 1994


                      Assets                                                      1995              1994
                                                                                  ----              ----
Cash and due from banks (note 2)                                             $   6,225,385          6,796,587
Federal funds sold                                                               7,550,000          5,975,000
                                                                             -------------     --------------
         Cash and cash equivalents                                              13,775,385         12,771,587

Interest-earning deposits with other
   financial institutions                                                          103,897            105,432

Investment securities available for sale,
   net (note 3):
      Taxable                                                                   34,673,010         24,083,275
      Nontaxable                                                                 3,740,958          1,074,164
                                                                             -------------     --------------
         Total investment securities
             available for sale                                                 38,413,968         25,157,439

Investment securities held to maturity (note 3):
   Taxable                                                                      16,844,330         25,973,786
   Nontaxable                                                                    4,955,658          4,470,442
                                                                             -------------     --------------
         Total investment securities
             held to maturity                                                   21,799,988         30,444,228

Loans (note 4)                                                                  65,061,452         61,389,337
Less: Unearned income                                                            1,114,870          1,043,761
      Allowance for loan losses                                                  1,343,636          1,251,549
                                                                             -------------     --------------
         Net loans                                                              62,602,946         59,094,027

Premises and equipment, net (note 5)                                             1,667,135          1,698,946
Interest receivable                                                              1,703,031          1,492,328
Other real estate, net (note 6)                                                     81,072             14,461
Other assets (note 9)                                                              318,799          1,031,056
                                                                             -------------     --------------
         Total assets                                                        $ 140,466,221        131,809,504
                                                                             =============     ==============


                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued
                           December 31, 1995 and 1994


        Liabilities and Stockholders' Equity                                     1995               1994
                                                                                 ----               ----
Deposits (note 7):
   Noninterest bearing                                                         $ 20,117,028        19,198,792
   Interest bearing                                                              97,625,844        94,866,126
                                                                               ------------      ------------
         Total deposits                                                         117,742,872       114,064,918

Securities sold under agreements to
   repurchase (note 8)                                                            8,690,856         5,873,654
Other borrowed funds                                                                172,516           371,536
Accrued expenses and other liabilities (note 9)                                   1,462,439           828,727
                                                                               ------------      ------------
         Total liabilities                                                      128,068,683       121,138,835

Stockholders' equity:
   Class A common stock.  Authorized 975,000
      shares of $.01 par value; 548,160 shares
      issued and outstanding                                                          5,482             5,482
   Class B common stock of $.01 par value.
      Authorized 250,000 shares; -0- shares
      issued and outstanding                                                             --                --
   Preferred stock of $.01 par value.
      Authorized 250,000 shares; -0- shares
      issued and outstanding                                                             --                --
   Surplus                                                                        3,476,518         3,476,518
   Retained earnings (note 10)                                                    9,263,715         8,291,545
   Net unrealized gain (loss) on investment
      securities available for sale (note 3)                                        117,413          (637,286)
                                                                               ------------      ------------
                                                                                 12,863,128        11,136,259
   Less treasury shares of 31,775, at cost, at
      December 31, 1995 and 1994                                                    465,590           465,590
                                                                              -------------      ------------
         Total stockholders' equity                                              12,397,538        10,670,669

Commitments and contingencies (note 13 and 14)
                                                                              -------------      ------------
         Total liabilities and stockholders' equity                           $ 140,466,221       131,809,504
                                                                              =============      ============


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations
                 Years Ended December 31, 1995, 1994, and 1993

                                                                     1995           1994             1993
                                                                     ----           ----             ----
Interest income:
   Interest and fees on loans                                    $   6,703,530       5,575,903      5,172,627
   Interest and dividends on investment
      securities available for sale:
         Taxable                                                     1,685,880       1,820,766        257,398
         Nontaxable                                                    129,970          76,944         55,113
                                                                 -------------    ------------    -----------
             Total interest and dividends on
                investment securities
                available for sale                                   1,815,850       1,897,710        312,511
                                                                 -------------    ------------    -----------
   Interest and dividends on investment
      securities held to maturity:
         Taxable                                                     1,421,913       1,452,147      3,461,630
         Nontaxable                                                    244,815         288,505        386,069
                                                                 -------------    ------------    -----------
             Total interest and dividends on
                investment securities held to
                maturity                                             1,666,728       1,740,652      3,847,699
                                                                 -------------    ------------    -----------
             Total investment securities income                      3,482,578       3,638,362      4,160,210
                                                                 -------------    ------------    -----------
   Other interest income                                               309,007         209,053        261,687
                                                                 -------------    ------------    -----------
             Total interest income                                  10,495,115       9,423,318      9,594,524

Interest expense:
   Interest on deposits (note 7)                                     4,226,361       3,349,242      3,309,399
   Interest on other borrowed funds                                    334,052         169,283        121,137
                                                                 -------------    ------------    -----------
             Total interest expense                                  4,560,413       3,518,525      3,430,536
                                                                 -------------    ------------    -----------
             Net interest income                                     5,934,702       5,904,793      6,163,988

Provision for loan losses (note 4)                                     204,000         330,000        600,000
                                                                 -------------    ------------    -----------
             Net interest income after
                provision for loan losses                            5,730,702       5,574,793      5,563,988

Noninterest income:
   Service charges on deposits                                         908,838         872,299        864,587
   Commissions on credit life insurance                                 88,151          96,234         74,656
   Investment securities gains, net (note 3)                            31,867          14,150        881,595
   Other                                                               127,830         245,614        118,182
                                                                 -------------    ------------    -----------
             Total noninterest income                                1,156,686       1,228,297      1,939,020


                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Operations, Continued

                 Years Ended December 31, 1995, 1994, and 1993

                                                                     1995            1994            1993
                                                                     ----            ----            ----
Noninterest expense:
   Salaries and benefits (note 12)                                   2,598,931       2,574,585      2,484,600
   Net occupancy expense                                               638,798         590,890        612,352
   Other (note 15)                                                   1,917,297       2,490,066      2,449,308
                                                                 -------------    ------------    -----------
             Total noninterest expense                               5,155,026       5,655,541      5,546,260
                                                                 -------------    ------------    -----------
             Earnings before income taxes                            1,732,362       1,147,549      1,956,748

Income tax expense (note 9)                                            502,000         323,000        587,000
                                                                 -------------    ------------    -----------
             Net earnings                                        $   1,230,362         824,549      1,369,748
                                                                 =============    ============    ===========
Earnings per share                                               $        2.38            1.70           2.83
                                                                 =============    ============    ===========
Weighted average shares outstanding                                    516,385         484,275        484,275
                                                                 =============    ============    ===========


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1995, 1994 and 1993



                                                                                                                 Net
                                                                                                              unrealized
                                                                                                               loss on
                                                                                                             investments
                                                                  Common                      Retained        in mutual
                                                    Shares         stock        Surplus       earnings          funds
                                                    ------         -----        -------       --------          -----
Balance December 31, 1992                          548,160     $  5,482        3,476,518       7,196,939       (91,093)
    Net earnings 1993                                   --           --               --       1,369,748            --
    Cash dividends declared
       ($.50 per share)                                 --           --               --        (257,118)           --
    Net change in unrealized
       loss on investments in
       mutual funds                                     --           --               --              --        91,093
                                                   -------        -----        ---------       ---------       -------

Balance December 31, 1993                          548,160        5,482        3,476,518       8,309,569            --
    Net earnings 1994                                   --           --               --         824,549            --
    Cash dividends declared
       ($.50 per share)                                 --           --               --        (257,118)           --
    Effect of adoption of FASB
       Statement No. 115, Account-
       ing for Certain Investments
       in Debt and Equity Securities                    --           --               --              --            --


                                                         Net
                                                     unrealized
                                                         gain
                                                      (loss) on
                                                      investment
                                                      securities                           Total
                                                      available         Treasury      stockholders'
                                                       for sale          stock            equity
                                                       --------          -----            ------
Balance December 31, 1992                                    --        (508,590)       10,079,256
    Net earnings 1993                                        --              --         1,369,748
    Cash dividends declared
       ($.50 per share)                                      --              --          (257,118)
    Net change in unrealized
       loss on investments in
       mutual funds                                          --              --            91,093
                                                        -------        --------        ----------

Balance December 31, 1993                                    --        (508,590)       11,282,979
    Net earnings 1994                                        --              --           824,549
    Cash dividends declared
       ($.50 per share)                                      --              --          (257,118)
    Effect of adoption of FASB
       Statement No. 115, Account-
       ing for Certain Investments
       in Debt and Equity Securities                    491,437              --           491,437



                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

           Consolidated Statements of Stockholders' Equity, Continued

                  Years Ended December 31, 1995, 1994 and 1993



                                                                                                               Net
                                                                                                            unrealized
                                                                                                             loss on
                                                                                                           investments
                                                                  Common                      Retained      in mutual
                                                    Shares         stock        Surplus       earnings        funds
                                                    ------         -----        -------       --------        -----
    Change in unrealized gain (loss)
       on investments securities
       available for sale, net of
       change in deferred tax                           --           --               --              --          --
    Purchase treasury stock                             --           --               --              --          --
    Stock dividend (1 to 15):
       29,960 at $18                                    --           --               --        (539,280)         --
       2,150 at $20                                     --           --               --         (43,000)         --
    Cash dividends payable on
       partial shares                                   --           --               --          (3,175)         --
                                                   -------        -----        ---------       ---------         ---
Balance December 31, 1994                          548,160        5,482        3,476,518       8,291,545          --

Net earnings 1995                                       --           --               --       1,230,362          --
Cash dividends declared ( $.50 per share)               --           --               --        (258,192)         --
Change in net unrealized gain
    (loss) on investment securities
    available for sale, net of
    change in deferred tax                              --           --               --              --          --
                                                        --           --               --              --          --
Balance December 31, 1995                          548,160     $  5,482        3,476,518       9,263,715          --
                                                   =======        =====        =========       =========         ===

                                                        Net
                                                    unrealized
                                                        gain
                                                     (loss) on
                                                    investment
                                                    securities                           Total
                                                     available         Treasury      stockholders'
                                                      for sale          stock           equity
                                                      --------          -----           ------
    Change in unrealized gain (loss)
       on investments securities
       available for sale, net of
       change in deferred tax                        (1,128,723)             --        (1,128,723)
    Purchase treasury stock                                  --        (539,280)         (539,280)
    Stock dividend (1 to 15):
       29,960 at $18                                         --         539,280                --
       2,150 at $20                                          --          43,000                --
    Cash dividends payable on
       partial shares                                        --              --            (3,175)
                                                     ----------        --------        ----------
Balance December 31, 1994                              (637,286)       (465,590)       10,670,669

Net earnings 1995                                            --              --         1,230,362
Cash dividends declared ( $.50 per share)                    --              --          (258,192)
Change in net unrealized gain
    (loss) on investment securities
    available for sale, net of
    change in deferred tax                              754,699              --           754,699
                                                     ----------        --------        ----------
Balance December 31, 1995                               117,413        (465,590)       12,397,538
                                                     ==========        ========        ==========


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years Ended December 31, 1995, 1994, and 1993

                                                                      1995             1994            1993
                                                                      ----             ----            ----
Cash flows from operating activities:
  Net earnings                                                    $  1,230,362          824,549     1,369,748
  Adjustments to reconcile net earnings
     to net cash provided by operating activities:
         Provision for loan losses                                     204,000          330,000       600,000
         Depreciation of premises and equipment                        229,973          263,525       306,476
         Net amortization (accretion) of
            premium (discount) on investment
            securities and interest-earning deposits                    87,812          254,054       (60,476)
         Gains on investment securities held
            to maturity, net                                                --               --      (147,441)
         Gains on sales of investment
            securities available for sale, net                         (31,867)         (14,150)     (734,154)
         Losses (gains) on disposal of
            premises and equipment, net                                 43,446           (4,325)         (290)
         Writedowns of other real estate                                    --               --        33,330
         (Gains) losses on sale of other
            real estate, net                                                --          (11,500)       78,150
         (Increase) decrease in interest
            receivable and other assets                               (188,182)        (359,167)      131,358
         Decrease (increase) in income
            tax receivable                                             226,657         (317,870)      189,213
         Increase (decrease) in deferred
            income taxes                                               112,826          (47,936)      (72,000)
         Increase (decrease) in accrued
            expenses and other liabilities                             222,308         (213,792)      369,778
                                                                 -------------   --------------   -----------
               Net cash provided by
                  operating activities                               2,137,335          703,388     2,063,692

Cash flows from investing activities:
  Net decrease in interest-earning deposits
     in other financial institutions                                     1,535           99,534         1,535
  Proceeds from maturities, calls, and
     principal repayments of investment
     securities held to maturity                                     3,366,485        6,773,563    18,435,283
  Proceeds from sales of investment
     securities held to maturity                                            --               --     6,739,219
  Purchases of investment securities
     held to maturity                                               (2,623,814)     (11,066,265)  (32,062,375)

                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                  Years Ended December 31, 1995, 1994 and 1993

                                                                      1995             1994            1993
                                                                      ----             ----            ----
  Proceeds from maturities, calls, and
     principal repayments of investment
     securities available for sale                                   4,889,056        4,260,531     1,510,000
  Proceeds from sales of investment
     securities available for sale                                   2,764,542        7,751,403     3,491,078
  Purchases of investment securities
     available for sale                                            (11,806,339)      (2,713,906)   (3,959,664)
  Net (increase) decrease in loans                                  (3,791,685)      (8,566,190)    3,159,798
  Proceeds from insurance settlement                                 1,237,589               --            --
  Purchases of replacement assets                                   (1,237,589)              --            --
  Purchases of premises and equipment                                 (241,618)        (225,920)      (59,493)
  Proceeds from sales of premises and equipment                             10            4,325         4,424
  Proceeds from sales of other real estate                              12,155           88,262       758,091
                                                                 -------------   --------------   -----------
               Net cash used in investing activities                (7,429,673)      (3,594,663)   (1,982,104)

Cash flows from financing activities:
  Net increase (decrease) in deposits                                3,677,954        5,492,078    (4,714,248)
  Net increase in securities sold under
     agreement to repurchase                                         2,817,202        1,432,448     1,063,707
  Cash dividends                                                            --         (260,293)     (257,118)
  Decrease in other borrowed funds                                    (199,020)        (797,137)      (45,801)
  Purchase of treasury stock                                                --         (539,280)           --
                                                                 -------------   --------------   -----------
               Net cash provided by (used in)
                  financing activities                               6,296,136        5,327,816    (3,953,460)
                                                                 -------------   --------------   -----------

Net increase (decrease) in cash and cash equivalents                 1,003,798        2,436,541    (3,871,872)

Cash and cash equivalents at beginning of year                      12,771,587       10,335,046    14,206,918
                                                                 -------------   --------------   -----------
Cash and cash equivalents at end of year                         $  13,775,385       12,771,587    10,335,046
                                                                 =============   ==============   ===========

Supplemental disclosures

  Cash paid during the year for:
     Interest                                                    $   4,308,312        3,436,623     3,485,084
                                                                 =============   ==============   ===========

     Income taxes                                                $     430,000          900,945       363,637
                                                                 =============   ==============   ===========

                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                  Years Ended December 31, 1995, 1994 and 1993


                                                                      1995            1994            1993
                                                                     ----             ----            ----
  Noncash transactions:
     Transfer of loans to other real
         estate through foreclosure                              $      78,766           61,223        41,042
                                                                 =============     ============   ===========

     Change in unrealized gain (loss)
         on investment securities available
         for sale, net of change in
         deferred tax                                            $     754,699       (1,128,723)      (91,093)
                                                                 =============     ============   ===========

     Investment securities transferred
         from held-to-maturity to
         available-for-sale                                      $   7,851,246       31,145,694            --
                                                                 =============     ============   ===========


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       December 31, 1995, 1994, and 1993


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)     PRINCIPLES OF CONSOLIDATION

                 The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Corporation) and its wholly-owned subsidiary, United Bank (the Bank), collectively as the Company. Significant intercompany balances and transactions have been eliminated in consolidation.

         (b)     BASIS OF PRESENTATION

                 The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

                 Material estimates that are particularly susceptible to significant change in a time period of less than one year relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

                 Management believes the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Alabama. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.


                                                                     (Continued)

                                     - 2 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (c)     CASH EQUIVALENTS

                 For purposes of the statements of cash flows, the Company considers due from banks and federal funds sold to be cash equivalents.

         (d)     INVESTMENT SECURITIES

                 On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities which requires that investment securities be held in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are to be stated at fair value. The Company does not have trading account securities. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are to be stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected as adjustments to current period earnings.

                 Upon the adoption of SFAS 115, the Company transferred securities, totaling approximately $31,000,000, to the available for sale portfolio at January 1, 1994 with a net unrealized gain of approximately $491,000 included in stockholders' equity, net of taxes of $285,000.

                 In November 1995, the Financial Accounting Standards Board
                 (FASB) issued FASB Special Report, A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers.
                 Concurrent with the initial adoption of this implementation guidance, an entity may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. This one-time reclassification should occur as of a single date between November 15, 1995 and December 31, 1995, not over a number of days throughout that period. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of any entity to hold other


                                                                     (Continued)

                                     - 3 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (d)     INVESTMENT SECURITIES, CONTINUED

                 debt securities to maturity in the future. In conjunction with this special report, the Company transferred, effective November 30, 1995, investment securities held to maturity, including U.S. Treasury notes, U.S. government agencies, and state and political subdivisions with a total amortized cost of $5,072,080, $1,004,117, and $1,775,049, respectively, and fair value of $5,017,031, $980,919, and $1,962,576,
                 respectively, to the available-for-sale category. The unrealized net holding gains on these securities at November 30, 1995, totaled approximately $109,000 and were included as a separate component of stockholders' equity, net of deferred taxes of approximately $44,000.

                 Interest earned on investment securities held to maturity and investment securities available for sale is included in interest income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the consolidated statements of operations. Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security.

                 A decline in the market value of any security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.


         (e)     LOANS

                 Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to earnings based on the principal amount outstanding at the respective rate of interest except for add on installment loans for which interest is recognized on a method which is not materially different from a level-yield basis over the terms of the loans. Interest income on other loans is recognized on a level-yield basis.


                                                                     (Continued)

                                     - 4 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (e)     LOANS, CONTINUED

                 Accrual of interest on loans is discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection or principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

                 The Company adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the reserve for possible loan losses through a charge to the provision for possible loan losses. Subsequent recoveries are added to the reserve.

                 When a loan is considered impaired, cash receipts are applied under the contractual terms of the loan agreement, first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has not been recognized. Future cash receipts are recorded as recoveries of any amount previously charged off.

                 A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For those accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.


                                                                     (Continued)

                                     - 5 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (f)     ALLOWANCE FOR LOAN LOSSES

                 Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The board of directors of the Bank makes a formal review of the adequacy of the allowance for loan losses prior to the end of each calendar quarter and makes appropriate changes to the allowance. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination. Recognized losses, net of recoveries, are charged to the allowance for loan losses.

         (g)     PREMISES AND EQUIPMENT

                 Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the declining-balance method and the straight-line method over the estimated useful lives of the assets, which range from three to thirty years.

         (h)     OTHER REAL ESTATE

                 Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried at the lower of acquisition cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for losses. Subsequent changes in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense with an offset to the allowance for losses on other real estate.

         (i)     INCOME TAX EXPENSE

                 As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. SFAS 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11, Accounting for Income Taxes (APB Opinion
                 11) to the asset and liability method of accounting for income taxes. Under the


                                                                     (Continued)

                                     - 6 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (i)     INCOME TAX EXPENSE, CONTINUED

                 asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                 Effective January 1, 1993, the Company adopted SFAS 109 without restating prior years' financial statements. The change in accounting method had no material effect on 1993 earnings.

                 The Company files its federal income tax returns on a consolidated basis.

         (j)     RECLASSIFICATIONS

                 Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements to conform with the classifications in the 1995 consolidated financial statements.

         (k)     RECENT ACCOUNTING PRONOUNCEMENTS

                 In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights an amendment of SFAS Statement No. 65 (SFAS 122). SFAS 122 amends SFAS 65 and requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company does not believe the provisions of SFAS 122 will have a material impact on the financial statements.


                                                                     (Continued)

                                     - 7 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)      CASH AND DUE FROM BANKS

         The Corporation's subsidiary bank is required to maintain daily cash balances with the Federal Reserve. These balances were $801,000 and $640,000 at December 31, 1995 and 1994, respectively.


(3)      INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities held to maturity at December 31, 1995 and 1994 were as follows:

                                                                          Gross          Gross
                                                       Amortized       unrealized     unrealized   Approximate
                                                          cost            gains         losses     fair value
                                                          ----            -----         ------     -----------
      1995
      ----
         U.S. treasury                               $       6,984            --          102           6,882
         U.S. government agencies
            excluding mortgage-
            backed securities                           12,726,541        35,092       97,008      12,664,625
         State and political subdivisions                5,748,924        64,239       22,641       5,790,522
         Mortgage-backed securities                      2,803,881         6,197       23,844       2,786,234
         Corporate notes                                   513,658            --        3,308         510,350
                                                     -------------    ----------    ---------     -----------
                                                     $  21,799,988       105,528      146,903      21,758,613
                                                     =============    ==========    ==========    ===========


                                                                        Gross          Gross      Approximate
                                                      Amortized      unrealized     unrealized       fair
                                                         cost           gains         losses         value
                                                         ----           -----         ------         -----
      1994
      ----
         U.S. treasury                               $   5,099,768            --        408,106     4,691,662
         U.S. government agencies
            excluding mortgage-
            backed securities                           15,723,983         8,512      1,383,398    14,349,097
         State and political subdivisions                6,995,816       139,238        140,735     6,994,319
         Mortgage-backed securities                      2,005,610         1,947        182,628     1,824,929
         Corporate notes                                   619,051        13,029         29,792       602,288
                                                     -------------    ----------   ------------   -----------
                                                     $  30,444,228       162,726      2,144,659    28,462,295
                                                     =============    ==========   ============   ===========


                                                                     (Continued)

                                     - 8 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)   INVESTMENT SECURITIES, CONTINUED

      Included in investment securities held to maturity at December 31, 1995 are certain U.S. government agency securities whose yields are based on various interest rate indices or which include various interest rate step-up provisions. The amortized cost and net unrealized losses on such securities at December 31, 1995 were $3,497,825 and $5,806, respectively. The weighted average yield of such securities at December 31, 1995 was
      5.41 percent. These securities mature at various dates from January 1997 through November 2000.

      The amortized cost and approximate fair value of debt securities classified as investment securities held to maturity at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                                                  Amortized       Approximate
                                                                                    cost          fair value
                                                                                    ----          -----------
         Investment securities held to maturity:
            Due in one year or less                                             $  2,120,025        2,127,474
            Due after one year through five years                                  6,186,979        6,187,674
            Due after five years through ten years                                 6,901,593        6,883,274
            Due after ten years                                                    3,787,510        3,773,957
                                                                                ------------     ------------
               Subtotal                                                           18,996,107       18,972,379

         Mortgage-backed securities                                                2,803,881        2,786,234
                                                                                ------------     ------------
               Total                                                            $ 21,799,988       21,758,613
                                                                                ============     ============

      There were no sales of investment securities held to maturity during the years ended December 31, 1995 or 1994. Proceeds from sales of investments in debt securities during 1993 were $6,739,219. Gross gains of $184,565 and gross losses of $37,124 were realized on these sales in 1993.


                                                                     (Continued)

                                     - 9 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)   INVESTMENT SECURITIES, CONTINUED

      The amortized cost and approximate fair value of investment securities available for sale at December 31, 1995 and 1994 were as follows:

                                                                        Gross         Gross        Approximate
                                                     Amortized       unrealized    unrealized         fair
                                                        cost            gains        losses           value
                                                        ----            -----        ------           -----
      1995
      ----
         U.S. treasury                               $   8,576,419           --       48,138       8,528,281
         U.S. government agencies
            excluding mortgage-
            backed securities                           13,999,877      122,959      130,670      13,992,166
         State and political subdivisions                6,220,645      304,713       80,880       6,444,478
         Mortgage-backed securities                      7,728,590       90,456       47,242       7,771,804
         Collateralized mortgage obligations             1,442,748           --       40,384       1,402,364
         Corporate notes                                   250,000       24,875           --         274,875
                                                     -------------   ----------    ---------      ----------
                                                     $  38,218,279      543,003      347,314      38,413,968
                                                     =============   ==========    =========      ==========

                                                                        Gross         Gross        Approximate
                                                       Amortized     unrealized    unrealized         fair
                                                          cost          gains        losses           value
                                                          ----          -----        ------           -----
      1994
      ----
         U.S. treasury                               $   5,093,902           --        324,918     4,768,984
         U.S. government agencies
            excluding mortgage-
            backed securities                            9,240,046          759        432,025     8,808,780
         State and political subdivisions                2,651,050       40,068         9,519      2,681,599
         Mortgage-backed securities                      7,533,735       33,052        231,147     7,335,640
         Collateralized mortgage obligations             1,451,182           --        145,751     1,305,431
         Corporate notes                                   250,000        7,005             --       257,005
                                                     -------------   ----------   ------------    ----------
                                                     $  26,219,915       80,884      1,143,360    25,157,439
                                                     =============   ==========   ============    ==========

      Included in investment securities available for sale at December 31, 1995 are certain U.S. government agency securities and all of the collateralized mortgage obligations whose yields are based on various interest rate indices or which include various interest rate step-up provisions. The amortized cost and unrealized losses on such securities at December 31, 1995 were $4,442,430 and $126,919, respectively. The weighted average yield of such securities at December 31, 1995 was 5.54 percent. These securities mature at various dates from March 1998 through February 2020.


                                                                     (Continued)

                                     - 10 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)   INVESTMENT SECURITIES, CONTINUED

      The amortized cost and approximate fair value of debt securities classified as investment securities available for sale at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                                                 Amortized       Approximate
                                                                                    cost         fair value
                                                                                    ----         -----------
         Investment securities available for sale:
            Due in one year or less                                             $  2,047,798       2,048,736
            Due after one year through five years                                 19,120,479      19,165,444
            Due after five years through ten years                                 5,202,118       5,167,416
            Due after ten years                                                    2,676,546       2,858,204
                                                                                ------------      ----------
               Subtotal                                                           29,046,941      29,239,800

         Mortgage-backed securities                                                7,728,590       7,771,804
         Collateralized mortgage obligations                                       1,442,748       1,402,364
                                                                                ------------      ----------
               Total                                                            $ 38,218,279      38,413,968
                                                                                ============      ==========

      Proceeds from sales of investment securities available for sale during 1995, 1994, and 1993 were $2,764,542, $7,751,403, and $3,491,078, respectively. Gross gains of $39,240 and gross losses of $7,373 were realized on those sales in 1995. Gross gains of $34,573 and gross losses of $20,423 were realized on those sales in 1994. Gross gains of $865,209 and gross losses of $131,055 were realized on those sales in 1993.

      Securities with carrying values of $28,153,891 and $22,502,281 at December 31, 1995 and 1994, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

      The Company maintains a highly-diversified investment portfolio, including held to maturity and available for sale securities, with limited concentration in any given region, industry, or economic characteristic. At December 31, 1995, the investment portfolio, at amortized cost consists of securities of the U.S. government or U.S. government-backed securities (59 percent); mortgage-backed securities (18 percent); collateralized mortgage obligations (2 percent); securities of state and municipal governments (20 percent); and corporate notes (1 percent). Investments in municipal governments are made throughout the U.S. with no concentration in any given state.


                                                                     (Continued)

                                     - 11 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)   LOANS AND ALLOWANCE FOR LOAN LOSSES

      At December 31, 1995 and 1994, the composition of the loan portfolio was as follows:

                                                                                    1995              1994
                                                                                    ----              ----
         Commercial, financial and agricultural                                 $ 26,082,499       29,236,390
         Real estate - construction                                                1,230,498        1,337,971
         Real estate - 1-4 family residential mortgage                            17,563,219       13,753,675
         Installment loans to individuals                                         20,185,236       17,061,301
                                                                                ------------      -----------
                                                                                $ 65,061,452       61,389,337
                                                                                ============      ===========

         A summary of the transactions in the allowance for loan losses for the years ended December 31, 1995, 1994, and 1993 follows:

                                                                        1995           1994           1993
                                                                        ----           ----           ----
         Balance at beginning of year                               $  1,251,549       1,173,993      887,157
         Provision charged to earnings                                   204,000         330,000      600,000

         Less:  Loans charged-off                                        150,896         338,666      388,150
           Loan recoveries                                               (38,983)        (86,222)     (74,986)
                                                                    ------------    ------------   ----------
           Net charge-offs                                               111,913         252,444      313,164
                                                                    ------------    ------------   ----------
         Balance at end of year                                     $  1,343,636       1,251,549    1,173,993
                                                                    ============    ============   ==========

         In May 1993, the FASB issued SFAS 114, Accounting by Creditors for Impairment of a Loan. In October 1994, the FASB issued SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends the requirements of SFAS 114 regarding interest income recognition and related disclosure requirements. Initial adoption of SFAS 114 and SFAS 118 must be reflected prospectively. The Company adopted SFAS 114 and SFAS 118 on January 1, 1995 and the impact to the consolidated financial statements was not material. At December 31, 1995, pursuant to the definition within SFAS 114, the Company had $186,932 of impaired loans, with a related valuation allowance of $69,560.

         Loans on which the accrual of interest had been discontinued or reduced amounted to $333,002 and $162,844 as of December 31, 1995 and 1994, respectively. If these loans had been current throughout their terms, interest income would have been increased by $9,363, $5,234, and $85,076 for 1995, 1994, and 1993, respectively.


                                                                     (Continued)

                                     - 12 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)   LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

      The Company had $8,261,708 and $6,959,260 of agriculture-related loans at December 31, 1995 and 1994, respectively. Agriculture loans accounted for $147,661 and $20,244 of nonaccrual loans in 1995 and 1994, respectively. In assessing the credit risk and related terms of this specialized type of lending, the Company utilizes the experience of specific personnel in evaluating collateral and the resources of the borrower. As the Company's loans, including agriculture loans, are reflective of its geographic market, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in the geographic area served by the Company.

      During 1995 and 1994, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the subsidiary bank. Total loans outstanding to these related parties at December 31, 1995 and 1994, amounted to $1,919,380 and $3,196,104, respectively. The change from December 31, 1994 to December 31, 1995 reflects advances amounting to $1,030,591 and payments of $2,307,315 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.


(5)   PREMISES AND EQUIPMENT

      At December 31, 1995 and 1994, premises and equipment were as follows:

                                                                                       1995            1994
                                                                                       ----            ----
         Land                                                                      $    255,749      255,749
         Buildings and leasehold improvements                                         1,796,843    1,810,964
         Furniture, fixtures and equipment                                            1,616,164    2,359,546
         Automobiles                                                                    131,262      118,350
                                                                                   ------------    ---------
                                                                                      3,800,018    4,544,609

         Less: accumulated depreciation                                               2,132,883    2,845,663
                                                                                   ------------    ---------
                                                                                   $  1,667,135    1,698,946
                                                                                   ============    =========


                                                                     (Continued)

                                     - 13 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(5)      PREMISES AND EQUIPMENT, CONTINUED

         During the year ended December 31, 1995, certain premises and equipment with a net book value of $43,456 were disposed of due to damage sustained from Hurricane Erin. Premises and equipment lost due to storm damage were covered by insurance so that proceeds received were adequate to replace lost assets. In addition, the Company incurred certain expenses relating to damage from the storm including disposal costs, costs of temporary office and storage space, and other related items. However, the net effect of such expenses, proceeds, and disposals did not have a significant impact on the consolidated financial statements.


(6)      OTHER REAL ESTATE

         A summary of the transactions in the allowance for losses of other real estate for the years ended December 31, 1995 and 1994 follows:

                                                                                           1995        1994
                                                                                           ----        ----
         Balance at beginning of year                                                     $   --        9,000
         Provision charged to income                                                          --           --
         Charge-offs                                                                          --       (9,000)
                                                                                          ------      -------
         Balance at end of year                                                           $   --           --
                                                                                          ======      =======

         Other real estate, net, as of December 31, 1995 and 1994 totaled $81,072 and $14,461, respectively.


(7)      DEPOSITS

         At December 31, 1995 and 1994, deposits were as follows:

                                                                                  1995                1994
                                                                                  ----                ----
         Noninterest bearing accounts                                         $  20,117,028       19,198,792
         NOW accounts                                                            11,805,998       12,433,092
         Money market investment accounts                                         5,628,649        4,843,517
         Savings accounts                                                        14,836,768       17,652,962
         Time deposits:
           Certificates of deposit less than $100,000                            49,346,815       45,245,710
           Certificates of deposit greater than $100,000                         16,007,614       14,690,845
                                                                              -------------      -----------
               Total deposits                                                 $ 117,742,872      114,064,918
                                                                              =============      ===========


                                                                     (Continued)

                                     - 14 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(7)      DEPOSITS, CONTINUED

         Interest expense on certificates of deposit greater than $100,000 amounted to $686,521, $457,686, and $472,820 for the years ended December 31, 1995, 1994, and 1993, respectively.


(8)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The maximum amount of outstanding securities sold under agreements to repurchase during 1995 and 1994 was $8,690,856 and $5,873,654, respectively. The weighted average borrowing rate at December 31, 1995 and 1994 was 5.19 percent and 4.92 percent, respectively. The average amount of outstanding agreements during 1995 and 1994 was $5,760,265 and $4,074,409, respectively. The weighted average borrowing rate during the years ended December 31, 1995 and 1994 was
         4.70 percent and 3.65 percent, respectively. Securities underlying these agreements are under the Company's control.


(9)      INCOME TAX EXPENSE

         Total income tax expense (benefit) for the years ended December 31, 1995, 1994, and 1993 was allocated as follows:

                                                                              1995          1994        1993
                                                                              ----          ----        ----
           Income from continuing operations                               $  502,000       323,000   587,000
                                                                           ==========   ===========  ========
           Stockholders' equity, for unrealized
              gains (losses) on investment
              securities available for sale                                $  503,466      (425,190)       --
                                                                           ==========   ===========  ========

         The components of income tax expense for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                                                              1995          1994       1993
                                                                              ----          ----       ----
         Current income tax expense:
           Federal                                                         $  318,000      248,000     521,000
           State                                                               70,000       38,000     138,000
                                                                           ----------   ----------   ---------
              Total                                                           388,000      286,000     659,000
                                                                           ----------   ----------   ---------


                                                                     (Continued)

                                     - 15 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(9)      INCOME TAX EXPENSE, CONTINUED

                                                                              1995          1994       1993
                                                                              ----          ----       ----
         Deferred income tax expense (benefit):
           Federal                                                            119,000       35,000     (80,507)
           State                                                               (5,000)       2,000       8,507
                                                                           ----------   ----------   ---------
              Total                                                           114,000       37,000     (72,000)
                                                                           ----------   ----------   ---------
              Total income tax expense                                     $  502,000      323,000     587,000
                                                                           ==========   ==========   =========

         Income tax expense was $502,000, $323,000, and $587,000 (effective tax rates of 28.98 percent, 28.14 percent, and 30.00 percent) for the years ended December 31, 1995, 1994 and 1993, respectively. The income tax expense resulting from securities transactions was $4,000 in 1995, $5,000 in 1994, and $325,000 in 1993.

         Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings for the following reasons:

                                                                              1995         1994         1993
                                                                              ----         ----         ----
         Income tax at statutory rate                                     $  589,003       390,167    665,294
         Increase (decrease) resulting from:
           Tax exempt interest                                              (139,049)     (147,760)  (129,493)
           State income tax net of federal
              tax benefit                                                     42,900        26,400    109,968
           Premium amortization on investment
              securities                                                       8,857        10,436      6,964
           Deferred compensation                                              11,785        15,980     17,601
           Change in beginning-of-the-year
              balance of the valuation allowance
              for deferred tax assets allocated
              to income tax expense                                               --            --     (81,597)
           Other, net                                                        (11,496)       27,777      (1,737)
                                                                          ----------    ----------   ---------
                                                                          $  502,000       323,000     587,000
                                                                          ==========    ==========   =========


                                                                     (Continued)

                                     - 16 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(9)      INCOME TAX EXPENSE, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                                                                         1995          1994
                                                                                         ----          ----
         Deferred tax assets:
           Loans, principally due to the allowance for loan losses                    $    88,925      83,314
           Other real estate, principally due to differences
              in carrying value                                                            42,049      19,355
           Minimum tax credit carryforward                                                     --     107,308
           Accrued expenses, principally due to legal expenses                             50,545      55,184
           Capital loss carryforward                                                       34,124      34,124
           Unrealized loss on investment securities available for sale                         --     425,190
           Other                                                                            4,441       4,668
                                                                                      -----------    --------
                 Total gross deferred tax assets
                    before valuation allowance                                            220,084     729,143

                 Valuation allowance attributable
                    to capital loss carryforward                                          (34,124)    (34,124)
                                                                                      -----------    --------

                 Total deferred tax assets                                                185,960     695,019
                                                                                      -----------    --------

         Deferred tax liabilities:
           Premises and equipment, principally due to differences
              in depreciation and sale of assets                                          216,160     187,103
           Unrealized gain on investment securities available for sale                     78,276          --
           Accrued employee benefits                                                       21,996      21,997
           Other                                                                              742          --
                                                                                      -----------    --------
                 Total deferred tax liabilities                                           317,174     209,100
                                                                                      -----------    --------
                 Net deferred tax (liability) asset                                   $  (131,214)    485,919
                                                                                      ===========    ========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable


                                                                     (Continued)

                                     - 17 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(9)      INCOME TAX EXPENSE, CONTINUED

         income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, giving consideration to the valuation allowance recorded.

         The Company has an alternative minimum tax credit carryforward of approximately $117,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.


(10)     EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) Employee Incentive Savings Plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 201/2. They can contribute a minimum of one percent up to ten percent of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to four percent of the employee's salary. Total Company contributions to the plan during 1995, 1994, and 1993 were $17,334, $21,569, and $28,027, respectively.

         The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. An annual profit sharing contribution of $60,000 was made in 1995, 1994, and 1993.


(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.


                                                                     (Continued)

                                     - 18 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         (A) CASH, CASH EQUIVALENTS, AND INTEREST EARNING DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS

               Fair value equals the carrying value of such assets.

         (B)   INVESTMENT SECURITIES

               The fair value of investment securities is based on quoted market prices.

         (C)   LOANS

               The fair value of loans is calculated using discounted cash flows and excludes lease financing arrangements. The discount rate used to determine the present value of the loan portfolio is an estimated market discount rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

         (D)   DEPOSITS

               As required by SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings and money market deposit accounts, is equal to the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities.

               The fair value estimates in the table below do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

         (E)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

               Due to their short-term nature, the fair value of securities sold under agreements to repurchase approximates their carrying value.


                                                                     (Continued)

                                     - 19 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         (F)   OTHER BORROWED FUNDS

               Due to their short-term nature, the fair value of the Company's other borrowed funds equals the carrying value of such liabilities.

         The carrying value and estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                                                               1995
                                                                                     ------------------------
                                                                                                    Estimated
                                                                                     Carrying         fair
                                                                                      amount          value
                                                                                      ------          -----
         Financial assets:
            Cash and short-term investments                                            $   13,879       13,879
                                                                                       ==========    =========
            Investment securities                                                      $   60,214       60,173
                                                                                       ==========    =========
            Loans, net of unearned income and
               allowance for loan loss                                                 $   62,603       62,858
                                                                                       ==========    =========
         Financial liabilities:
            Deposits                                                                   $  117,743      118,054
                                                                                       ==========    =========
            Securities sold under
               agreements to repurchase                                                $    8,691        8,691
                                                                                       ==========    =========
            Other borrowed funds                                                       $      173          173
                                                                                       ==========    =========


(12)     DIVIDENDS FROM SUBSIDIARY

         Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank.


                                                                     (Continued)

                                     - 20 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(13)     LITIGATION

         The Corporation's subsidiary, United Bank, and certain of its former officers had been named defendants or were otherwise affected by proceedings related to the failure of the W. M. Brown Feedyard, a cattle feedlot in Atmore, Alabama (the "Feedlot"). The majority of these cases were settled in 1995, one case was settled in February 1996, and one case remains outstanding.

         The Corporation and its subsidiary bank are involved in various legal proceedings, other than those discussed above, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these other proceedings will not have a material adverse effect upon the financial position of the Company.


(14)     COMMITMENTS AND CONTINGENCIES

         The Corporation's subsidiary bank leases certain equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases which have initial or remaining noncancelable lease terms total $94,832 for 1996 and 1997 and $31,611 for 1998. Rental expense for all operating leases charged to earnings aggregated approximately $94,832, $32,493, and $17,155 for the years ended December 31, 1995, 1994, and 1993, respectively.

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance-sheet instruments.

         The financial instruments whose contract amounts represent credit risk as of December 31, 1995 are as follows:

                Commitments to extend credit                $    4,198,413
                Standby letters of credit                   $      556,500


                                                                     (Continued)

                                     - 21 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(14)     COMMITMENTS AND CONTINGENCIES, CONTINUED

         Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


(15)     OTHER NONINTEREST EXPENSE

         Components of other noninterest expense exceeding 1 percent of total revenues include the following for the years ended December 31, 1995, 1994, and 1993, respectively:

                                                                          1995           1994          1993
                                                                          ----           ----          ----
         Legal fees                                                  $    203,515        426,423      1,096,932
         Other data processing fees                                       222,872         59,928          9,121
         FDIC insurance                                                   161,962        277,357        282,829
         Fidelity bond insurance                                          117,998         97,302         77,676
         Supplies expenses                                                203,888        223,914        218,600
         Miscellaneous losses                                             324,494        611,037            209

         Miscellaneous losses expense for 1995 and 1994 was composed primarily of costs related to the settlement of lawsuits mentioned in note 13.


                                                                     (Continued)

                                     - 22 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(16)     STOCK DIVIDEND

         The Company declared a 1:15 stock dividend as of November 15, 1994 to stockholders of record as of December 31, 1994 payable on January 13, 1995. The stock dividend is to be paid out of treasury shares. The number of shares outstanding and per share amounts have been retroactively restated accordingly for all periods presented.


(17)     REGULATORY MATTERS

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established 5 capital categories for banks and bank holding companies. The bank regulators adopted regulations defining these 5 capital categories in September 1992. Under the new regulations, each bank will be classified into 1 of the 5 categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) based on its level of risk-based capital as measured by Tier 1 capital, total risk-based capital, Tier 1 leverage ratios, and its supervisory ratings. The new regulations became effective December 1992. FDICIA defines "well capitalized" banks as entities having a total risk-based capital ratio of 10 percent or higher, a Tier 1 risk-based capital ratio of 6 percent or higher, and a leverage ratio of 5 percent or higher. At December 31, 1995, the Bank is classified as a well-capitalized institution under the FDICIA regulations.


                                                                     (Continued)

                                     - 23 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(18)     PARENT COMPANY

         The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) is presented as follows:

                             (Parent Company Only)
                            Condensed Balance Sheets
                           December 31, 1995 and 1994

                                  Assets                                             1995             1994
                                  ------                                             ----             ----
   Cash                                                                          $     44,246            5,698
   Receivable from subsidiary bank                                                    258,192               --
   Investment in subsidiary bank                                                   12,353,487       10,668,296
                                                                                 ------------     ------------
             Total assets                                                        $ 12,655,925       10,673,994
                                                                                 ============     ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
   Other liabilities                                                             $    258,387            3,325

   Stockholders' equity:
      Class A common stock.  Authorized
         975,000 shares of $.01 par value;
         548,160 shares  issued and outstanding                                         5,482            5,482
      Class B common stock of $.01 par value.
         Authorized 250,000 shares; -0- shares
         issued and outstanding                                                            --               --
      Preferred stock of $.01 par value.
         Authorized 250,000 shares; -0- shares
         issued and outstanding                                                            --               --
      Surplus                                                                       3,476,518        3,476,518
      Retained earnings                                                             9,263,715        8,291,545
      Net unrealized gain (loss) on investment
         securities available for sale                                                117,413         (637,286)
                                                                                 ------------     ------------
                                                                                   12,863,128       11,136,259
      Less treasury shares of 31,775, at cost,
         at December 31, 1995 and 1994                                                465,590          465,590
                                                                                 ------------     ------------
             Total stockholders' equity                                            12,397,538       10,670,669
                                                                                 ------------     ------------
             Total liabilities and stockholders' equity                          $ 12,655,925       10,673,994
                                                                                 ============     ============


                                                                     (Continued)

                                     - 24 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(18)     PARENT COMPANY, CONTINUED

                             (Parent Company Only)
                       Condensed Statements of Operations
                  Years Ended December 31, 1995, 1994 and 1993


                                                                            1995        1994          1993
                                                                            ----        ----          ----
         Income:
            Cash dividends from subsidiary                             $     50,000      332,118     257,118
         Expense:
            Other                                                             8,322       76,999      40,298
                                                                       ------------   ----------   ---------
               Earnings before income tax expense
                  and equity in undistributed
                  earnings of subsidiary                                     41,678      255,119     216,820

         Applicable income tax expense                                           --           --          --
                                                                       ------------   ----------   ---------
                                                                             41,678      255,119     216,820
                                                                       ------------   ----------   ---------
         Equity in undistributed earnings
            of subsidiary                                                 1,188,684      569,430   1,152,928
                                                                       ------------   ----------   ---------
               Net earnings                                            $  1,230,362      824,549   1,369,748
                                                                       ============   ==========   =========


                                                                     (Continued)

                                     - 25 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(18)     PARENT COMPANY, CONTINUED


                             (Parent Company Only)
                       Condensed Statements of Cash Flows
                  Years Ended December 31, 1995, 1994 and 1993


                                                                           1995          1994          1993
                                                                           ----          ----          ----
         Cash flows from operating activities:
            Net earnings                                            $   1,230,362       824,549    1,369,748
            Adjustments to reconcile net
               earnings to net cash provided by
               (used in) operating activities:
                  Equity in undistributed
                     earnings of subsidiary                            (1,188,684)     (569,430)  (1,152,928)
                  Increase (decrease) in other
                     liabilities                                          255,062      (253,979)     (16,904)
                  (Increase) decrease in
                     receivables                                         (258,192)      257,118     (256,719)
                                                                    -------------   -----------   ----------
                        Net cash provided by (used
                          in) operating activities                         38,548       258,258      (56,803)
                                                                    -------------   -----------   ----------

         Cash flows from financing activities:
            Treasury stock purchase                                            --            --         (800)
            Dividends paid                                                     --      (260,293)    (257,118)
                                                                    -------------   -----------   ----------
                     Net cash used in financing
                        activities                                             --      (260,293)    (257,918)
                                                                    -------------   -----------   ----------

         Net increase (decrease) in cash                                   38,548        (2,035)    (314,721)

         Cash at beginning of year                                          5,698         7,733      322,454
                                                                    -------------   -----------   ----------

         Cash at end of year                                        $      44,246         5,698        7,733
                                                                    =============   ===========   ==========

INDEX TO EXHIBITS


Exhibit
- -------
 3.1       Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit
           3a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

 3.2       Amended and restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.1       Form of Executive Compensation Agreement between United Bank and Robert R. Jones, III (Incorporated by
           reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

21         Subsidiary of the registrant

27         Financial Data Schedule