Form 10-Q
period 1996-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1996-05-13
CIK 704561

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                  FORM 10-Q

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    March 31, 1996
                                ------------------
Commission file number    2-78572
                        -----------


                     UNITED BANCORPORATION OF ALABAMA, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       63-0833573
- --------------------------------------------------------------------------------
(State or other jurisdiction       of    (I.R.S. Employer Identification Number)
incorporation or organization)

                     P.O. Drawer 8, Atmore, Alabama  36504
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (334) 368-2525
- --------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as March 31, 1996.

                     Class A Common Stock....516,385 Shares
                     Class B Common Stock....  -0-  Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1996


                                     INDEX


PART I - FINANCIAL INFORMATION                                         PAGE
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

PART II - OTHER INFORMATION
- ---------------------------


Item 6.  (a)     Exhibit 27 Financial Data Schedule
         (b)     Reports on Form 8-K                                     11

                    UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)
Item 1.

                                                                  March 31              December 31,
                                                                    1996                    1995
                                                                 -----------            -----------
Assets
Cash and due from banks                                           $5,229,837              6,225,385
Federal funds sold                                                 3,900,000              7,550,000
                                                                 -----------            -----------
        Cash and cash equivalents                                  9,129,837             13,775,385

Interest bearing deposits with other
  financial institutions                                             103,632                103,897
Securities Available for sale (market value of $40,111,815        40,111,815             38,413,968
   and $38,413,968, respectively)
Investment securities (market values of $24,273,945               24,498,314             21,799,988
   and $21,758,613, respectively)
Loans                                                             66,861,725             65,061,452
Less:  Unearned income                                             1,060,741              1,114,870
        Allowance for loan losses                                  1,327,231              1,343,636
                                                                 -----------            -----------
         Net loans                                                64,473,753             62,602,946

Premises and equipment, net                                        1,624,659              1,667,135
Interest receivable and other assets                               2,683,234              2,102,902
                                                                 -----------            -----------
        Total assets                                             142,625,244            140,466,221
                                                                 ===========            ===========

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                           $20,668,555             20,117,028
  Interest bearing                                               101,161,560             97,625,844
                                                                 -----------            -----------
        Total deposits                                           121,830,115            117,742,872

Securities sold under agreements to repurchase                     5,935,890              8,690,856
Other borrowed funds                                                 997,061                172,516
Accrued expenses and other liabilities                             1,258,150              1,462,439
                                                                 -----------            -----------
        Total liabilities                                        130,021,216            128,068,683

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding.                                       5,482                  5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                       0                      0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                         0                      0
Surplus                                                            3,476,518              3,476,518
Net unrealized loss on investments on
  available for sale investments                                     (58,935)               117,413
Retained earnings                                                  9,646,553              9,263,715
                                                                 -----------            -----------
                                                                  13,069,618             12,863,128
Less 31,775 and 33,925 treasury shares, at cost                      465,590                465,590
                                                                 -----------            -----------
         Total stockholders' equity                               12,604,028             12,397,538
                                                                 -----------            -----------
         Total liabilities and stockholders' equity              142,625,244            140,466,221
                                                                 ===========            ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Earnings
                                 (Unaudited)


                                                              Three Months Ended
                                                                    March 31
                                                          --------------------------
                                                             1996             1995
                                                          ---------        ---------
Interest income:
  Interest and fees on loans                              1,651,828        1,594,851
  Interest on investment securities Available for Sale:
    Taxable                                                 568,598          440,214
    Nontaxable                                               51,260           23,724
  Interest on investment securities Held to Maturity:
    Taxable                                                 263,938          380,492
    Nontaxable                                               63,498           62,738
                                                          ---------        ---------
   Total investment income                                  947,294          907,168
  Other interest income                                      89,296           76,707
                                                          ---------        ---------
      Total interest income                               2,688,418        2,578,726

Interest expense:
  Interest on deposits                                    1,141,117          951,754
  Interest on other borrowed funds                           74,842           86,551
                                                          ---------        ---------
      Total interest expense                              1,215,959        1,038,305

      Net interest income                                 1,472,459        1,540,421

Provision for loan losses                                    42,750           51,000
                                                          ---------        ---------

      Net interest income after
        provision for loan losses                         1,429,709        1,489,421

Noninterest income:
  Service charge on deposits                                233,155          217,387
  Commission on credit life                                  12,900           28,707
  Investment securities gains and losses, net                     0                0
  Other                                                      34,382           27,384
                                                          ---------        ---------
      Total noninterest income                              280,437          273,478

Noninterest expense:
  Salaries and benefits                                     600,578          618,261
  Net occupancy expense                                     165,001          163,045
  Other                                                     417,143          488,576
                                                          ---------        ---------
      Total non-interest expense                          1,182,722        1,269,882

      Earnings before income tax expense                    527,424          493,017
Income tax expense                                          144,589          172,412
                                                          ---------        ---------
      Net earnings                                          382,835          320,605
                                                          =========        =========
Net earnings per share                                          .74              .62
Weighted average shares outstanding                         516,385          516,385
                                                          =========        =========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 Consolidated Statements of Stockholder's Equity
                                 (Unaudited)


                                                                                                        Net
                                                                                                    Unrealized
                                                                                                      loss on
                                                                Common                 Retained     investments
                                                   Shares        stock    Surplus      earnings    mutual funds
                                                  --------      -------  ---------    ----------   ------------
Balance December 31, 1993                          548,160       5,482    3,476,518    8,309,569         -
  Net earnings 1994                                                 -           -        824,549         -
  Cash dividends declared ($.50 per share)                          -           -       (257,118)        -
  Unrealized loss on investments in mutual
   funds                                                            -           -            -           -
  Net Change in unrealized gain (losses)
   on investments available for sale
   Purchase treasury stock
Stock Dividend (1 to 15):
  29,960 at $18                                                                         (539,280)
  2,150 at $20                                                                           (43,000)
  Cash dividends payable on partial shares                                                (3,175)
                                                 ---------    --------   ----------   ----------     ------
Balance December 31, 1994                          548,160       5,482    3,476,518    8,291,545         -
  Net earnings 1995                                                                    1,230,362
                                                                    -           -                        -
  Cash dividends declared ($.50 per share)                          -           -       (258,192)
  Net Change in unrealized gain (losses)
   on investments available for sale                                _           -            -           -
                                                 ---------    --------   ----------   ----------     ------
Balance December  31, 1995                         548,160       5,482    3,476,518    9,263,715         -
  Net earnings three months ended  March 1996                                            382,835

  Cash dividends declared ($.50 per share)
  Net Change in unrealized gain (losses)
   on investments available for sale                                                    (176,345)

                                                 ---------    --------   ----------   ----------     ------
Balance March 31, 1996                             548,160       5,482    3,476,518    9,470,205          0
                                                 =========    ========   ==========   ==========     ======

                                                      Net
                                                  Unrealized
                                                    loss on                            Total
                                                  investments       Treasury       stockholders'
                                                      AFS             stock           equity
                                                  -----------      ---------       -----------
Balance December 31, 1993                                           (508,590)       11,282,979
  Net earnings 1994                                                     -              824,549
  Cash dividends declared ($.50 per share)                              -             (257,118)
  Unrealized loss on investments in mutual                                               -
   funds                                                                -                -
  Net Change in unrealized gain (losses)              491,437                          491,437
   on investments available for sale               (1,128,723)                      (1,128,723)
   Purchase treasury stock                                          (539,280)         (539,280)
Stock Dividend (1 to 15):                                                                -
  29,960 at $18                                                      539,280             -
  2,150 at $20                                                        43,000             -
  Cash dividends payable on partial shares                                              (3,175)
                                                   ----------      ---------      ------------
Balance December 31, 1994                            (637,286)      (465,590)       10,670,669
  Net earnings 1995                                                                  1,230,362
                                                                        -                    0
  Cash dividends declared ($.50 per share)                                            (258,192)
  Net Change in unrealized gain (losses)                                                     0
   on investments available for sale                  754,699           -              754,699
                                                   ----------      ---------      ------------
Balance December  31, 1995                            117,413       (465,590)       12,397,538
  Net earnings three months ended  March 1996                                          382,835
                                                                                             0
  Cash dividends declared ($.50 per share)                                                   0
  Net Change in unrealized gain (losses)                                                     0
   on investments available for sale                                                  (176,345)

                                                   ----------      ---------      ------------
Balance March 31, 1996                                117,413       (465,590)       12,604,028
                                                   ==========      =========      ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     Consolidated Statements of Cashflows
                                 (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31
                                                                                     -----------------------------
                                                                                        1996               1995
                                                                                     ----------         ----------
Operating Activities
 Net Income                                                                             382,835            320,605
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                             42,750             51,000
   Depreciation on Premises and Equipment                                                59,494             50,516
   Amortization of Investment Securities                                                 28,913             15,612
   Amortization of Investment Securities Held for Sale                                   17,340             16,874
   (Gain) Loss on Sale of Investment Securities                                               -                  -
   (Gain) Loss on Sale of Investment Securities Held for Sale                                 -
   (Gain) Loss on Sale of Other Real Estate                                               2,207                  -
   (Gain)Loss on Disposal of Premises and Equipment                                        (500)                 -
   Writedown of Other Real Estate                                                             -                  -
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                                   (604,118)            78,414
   Increase (Decrease) in Deferred Income Taxes                                               -                  -
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                              (204,289)            30,255
                                                                                     ----------         ----------
 Net Cash Provided (Used) by Operating Activities                                      (275,368)           563,276
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                             265                384
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                               -                  -
  Proceeds From Sales of Investment Securities                                                -                  -
  Proceeds From Sales of Investment Securities Available for Sale                             -
  Proceeds From Maturities of Investment Securities                                   3,913,382          1,676,807
  Proceeds From Maturities of Investment Securities Available for Sale                2,575,613            293,409
  Purchases of Investment Securities                                                 (6,640,621)                 -
  Purchases of Investment Securities Available for Sale                              (4,584,715)        (2,275,831)
  Net (Increase) Decrease in Loans                                                   (1,913,553)        (1,726,775)
  Purchases of Premises and Equipment                                                   (17,018)            (4,518)
  Proceeds From Sales of Premises and Equipment                                             500                  -
  Purchases of Other Real Estate                                                         78,414                  -
  Proceeds From Sales of Other Real Estate                                               60,731                  -
                                                                                     ----------         ----------
 Net Cash Provided (Used) by Investing Activities                                    (6,527,002)        (2,036,524)
                                                                                     ----------         ----------
Financing Activities
  Net Increase (Decrease) in Deposits,                                                4,087,243         (1,768,126)
 Net Increase in securities sold under
  agreement to repurchase                                                            (2,754,966)          (997,069)
  Cash Dividends                                                                              -                  -
  Purchase of Treasury Stock                                                                  -                  -
  Increase (Decrease) in Other Borrowed Funds                                           824,545            (26,383)
                                                                                     ----------         ----------
 Net Cash Provided (Used) by Financing Activities                                     2,156,822         (2,791,578)
                                                                                     ----------         ----------
Increase (Decrease) in Cash and Cash Equivalents                                     (4,645,548)        (4,264,826)
Cash and Cash Equivalents at Beginning of Period                                     13,775,385         12,771,587
                                                                                     ----------         ----------
Cash and Cash Equivalents at End of Period                                            9,129,837          8,506,761
                                                                                     ==========         ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 1 - General

The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the three months ended March 31, 1996, and 1995, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the three months ended March 31, 1996, was $382,835, an increase of $62,230, or 19.4%, as compared to $320,605 for the same period in 1995. A decrease in net interest margin was offset by the decrease in other expense to account for the majority of this increase.

Total interest income increased $109,692, or 4.25% to $2,688,418 in 1996, from $2,578,726 in 1995. Average interest earning assets were $133,316,848 for the first quarter of 1996 as compared to $123,861,457 for the same period in 1995, an increase of $9,455,391 or 7.63% The average rate earned in 1996 was 8.29% as compared to 8.44% in 1995, reflecting the declining interest rates during 1996. Thus, the increase in total interest income in 1996 is attributed to the increase in volume of earning assets. The net interest margin decreased to 4.54% for the first quarter of 1996 as compared to 5.03% for the same period in 1995. This decrease reflects the flattening of the yield curve as long term rates remained stabled, but short term rates have begun to rise.

Total interest expense increased by $177,654, or 17.11%, in 1996 to $1,215,959 from $1,038,305 in 1995. Average interest bearing liabilities increased to $104,871,181 in 1996 from $101,525,942 in 1995, an increase of $3,345,239, or
3.29%. The average rate paid during the first quarter of 1996 was 4.66% as compared to 4.17% for the same period in 1995.

The provision for loan losses decreased to $42,750 for the first three months of 1996 as compared to $51,000 for the same period in 1995. Net charged-off loans for the first quarter of 1996 were $59,155, as compared to $5,107 net charge-offs in 1995.

The allowance for possible loan losses represents 1.99% of gross loans at March 31, 1996, as compared to 2.06% at year- end 1995. Loans on which the accrual of interest had been discontinued or reduced amounted to $415,323 at March 31, 1996, as compared to $333,002 at December 31, 1995.

Total noninterest income increased to $280,437 for the first quarter of 1996, as compared to $273,478 for the same period of 1995, an increase of $6,959, or 2.54%. Service charges on deposits increased $15,768, or 7.25%, to $233,155 in 1996 from $217,387 in 1995. Commissions on credit life decreased to $12,900 in 1996 from $28,707 in 1995. Other income increased during the first quarter of 1996 to $34,382 from $27,384 in 1995.

Total noninterest expense decreased $87,160, or 6.86%, to $1,182,722 during the first quarter of 1996, as compared to $1,269,882 for the same period in 1995. Salaries and benefits decreased to $600,578 in 1996 from $618,261 in 1995, a decrease of $17,683 or 2.86%. The Corporation has gone to paying employees 26 times a year as opposed to 24, and paying employees based on actual hours worked. Occupancy expense increased $1,956, or 1.19%, to $165,001 in 1996 from $163,045 in 1995. Other expense decreased to $417,143 during the first quarter of 1996 from $488,576 for the same period in 1995, a decrease of $71,433, or 14.62%. Legal fees for the first quarter of 1996 were $33,424, as compared to $39,160 for the same period in 1995. FDIC premiums paid on deposits decreased $70,160, or 98.59%, to $1,000 in 1996, as compared to $71,160 for the same period in 1995.

Earnings before taxes for the first quarter of 1996 increased $34,407, or 6.98%, to $527,424 from $493,017 for the same period of 1995. Income tax expense decreased to $144,589 in 1996 from $172,412 in 1995, a decrease of $27,823, or 16.14%.

Financial Condition and Liquidity

Total assets on March 31, 1996, were $142,625,244, as compared to $140,466,221 on December 31, 1995, an increase of $2,159,023, or 1.54%. Average total assets for the first quarter of 1996 were $141,316,280 as compared to $131,648,833 for the same period in 1995. Net loans increased to $64,473,753 at March 31, 1996, from $62,602,946 at year end 1995, an increase of $1,870,807, or 2.99%. The loan to deposit ratio (net loans) on March 31, 1996 was 52.92%, as compared to 53.17% on December 31, 1995.

Fed Funds Sold decreased to $3,900,000 on March 31, 1996, as compared to $7,550,000 on December 31, 1995, a decrease of $3,650,000. The investment securities available for sale increased to $40,111,815 in the first quarter of 1996 from $38,413,968 at December 31, 1995. The investment securities held to maturity increased to $24,498,314 at March 31, 1996 from $21,799,988 at December 31, 1995. The Corporation invested excess funds in investments to increase yields on earning assets.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 1996 and December 31, 1995. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                   March            December
         Description                                1996              1995
                                                   -----            --------
                                                   (Dollars in Thousands)
(A)     Loans accounted for on a                    $415              $333
        nonaccrual basis

(B)     Loans which are contractually
        past due ninety days or more as
        to interest or principal payments
        (excluding balances included in
        (A) above).                                   20                30

(C)     Loans, the term of which have
        been renegotiated to provide a
        reduction or deferral of interest
        or principal because of a
        deterioration in the financial
        position of the borrower.                     23                13

(D)     Other non-performing assets                   43               107

Total deposits increased $4,087,243, or 3.47%, to $121,830,115 on March 31, 1996, from $117,742,872 at year end. Noninterest bearing deposits increased to $20,668,555 at quarter end from 1995's year end total of $20,117,028, an increase of $551,527, or 2.74%. Interest bearing deposits increased $3,535,716, or 3.62%, to a $101,161,560 on March 31, 1996, from $97,625,844 at
December 31, 1995. Average total deposits for the first quarter of 1996 were $121,011,224, as compared to $113,493,988 for the same period in 1995.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 1996, was $12,604,028, an increase of $206,490, or 1.67%, from $12,397,538 at year end
1995.

Primary capital to total assets at March 31, 1996, was 8.84%, as compared to 8.83% at year end 1995. Total capital and allowances for loan losses to total assets at March 31, 1996 was 9.77%, as compared to 9.78% at December 31, 1995. The Corporation's bank subsidiary, United Bank, had risk based capital of $13,617,000, or 17.16%, at March 31, 1995, as compared to $13,297,000, or
15.66% at year end 1995. United Bank had excess risk based capital of 9.16% at March 31, 1996, and 7.66% at December 31, 1995, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

        (A)      Exhibit 27 Financial Data Schedule

        (B) During the three months ended March 31, 1996, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED BANCORPORATION OF ALABAMA, INC.




Date: May 13, 1996                        /s/ Robert R. Jones, III
      ------------                        ------------------------------------
                                          Robert R. Jones, III
                                          President
                                          (Principal Financial Officers)

                                 EXHIBIT INDEX

Exhibit
Number           Description

27               Financial Data Schedule