Form 10-Q
period 1996-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1996-08-09
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      June 30, 1996
                               -----------------------

Commission file number      2-78572
                      -------------------


                    UNITED BANCORPORATION OF ALABAMA, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                63-0833573
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



200 East Nashville Avenue, Atmore, Alabama                 36502
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)



                               (205) 368-2525
- --------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996.

                    Class A Common Stock.... 516,358 Shares
                    Class B Common Stock....  -0-    Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1996


                                     INDEX



PART I - FINANCIAL INFORMATION                                             PAGE
- ------   ---------------------                                             ----
Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets                              3

          Condensed Consolidated Statements of Earnings                      4

          Consolidated Statements of Stockholders' Equity                    5

          Consolidated Statements of Cash Flows                              6

          Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8


PART II - OTHER INFORMATION
- -------   -----------------


Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 6. Exhibits and Reports on Form 8-K                                    13

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
Item 1.              CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                  June 30                    December 31,
                                                                                    1996                         1995
Assets
Cash and due from banks                                                           $5,287,413                    6,225,385
Federal funds sold                                                                 3,260,000                    7,550,000
                                                                                 -----------                  -----------
              Cash and cash equivalents                                            8,547,413                   13,775,385

Interest bearing deposits with other
  financial institutions                                                             103,296                      103,897
Securities Available for sale (market value of $38,105,708                        38,105,708                   38,413,968
   and $38,413,968, respectively)
Investment securities (market values of $22,930,183                               23,826,747                   21,799,988
   and $21,758,613, respectively)
Loans                                                                             68,945,131                   65,061,452
Less:  Unearned income                                                             1,086,998                    1,114,870
             Allowance for loan losses                                             1,370,051                    1,343,636
                                                                                 -----------                  -----------
              Net loans                                                           66,488,082                   62,602,946

Premises and equipment, net                                                        1,730,436                    1,667,135
Interest receivable and other assets                                               2,773,367                    2,102,902
                                                                                 -----------                  -----------
              Total assets                                                       141,575,049                  140,466,221
                                                                             ================            =================

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                           $18,719,638                   20,117,028
  Interest bearing                                                               101,649,122                   97,625,844
                                                                                 -----------                  -----------
              Total deposits                                                     120,368,760                  117,742,872

Securities sold under agreements to repurchase                                     6,434,895                    8,690,856
Other borrowed funds                                                                 951,943                      172,516
Accrued expenses and other liabilities                                             1,417,932                    1,462,439
                                                                                 -----------                  -----------
              Total liabilities                                                  129,173,530                  128,068,683

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding.                                                       5,482                        5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                                       0                            0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                                         0                            0
Surplus                                                                            3,476,518                    3,476,518
Net unrealized loss on investments on
  available for sale investments                                                    (330,642)                     117,413
Retained earnings                                                                  9,715,751                    9,263,715
                                                                                 -----------                  -----------
                                                                                  12,867,109                   12,863,128
Less 31,775 and 33,925 treasury shares, at cost                                      465,590                      465,590
                                                                                 -----------                  -----------
         Total stockholders' equity                                               12,401,519                   12,397,538
                                                                                 -----------                  -----------
         Total liabilities and stockholders' equity                              141,575,049                  140,466,221
                                                                                 ===========                  ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                             Three Months Ended         Six Months Ended
                                                                   June                      June
                                                             1996         1995         1996         1995
Interest income:
  Interest and fees on loans                               1,692,277    1,678,508    3,344,105    3,273,359
  Interest on investment securities Available for Sale:
    Taxable                                                  547,946      428,814    1,116,544      869,028
    Nontaxable                                                51,271       25,509      102,531       49,233
  Interest on investment securities Held to Maturity:
    Taxable                                                  310,683      369,524      574,621      750,016
    Nontaxable                                                77,148       62,890      140,646      125,628
                                                           ---------    ---------    ---------    ---------
   Total investment income                                   987,048      886,737    1,934,342    1,793,905
  Other interest income                                       33,703       52,349      122,999      129,056
                                                           ---------    ---------    ---------    ---------
      Total interest income                                2,713,028    2,617,594    5,401,446    5,196,320

Interest expense:
  Interest on deposits                                     1,140,242    1,023,374    2,281,359    1,975,128
  Interest on other borrowed funds                            72,453       83,618      147,295      170,169
                                                           ---------    ---------    ---------    ---------
      Total interest expense                               1,212,695    1,106,992    2,428,654    2,145,297

      Net interest income                                  1,500,333    1,510,602    2,972,792    3,051,023

Provision for loan losses                                     42,750       51,000       85,500      102,000
                                                           ---------    ---------    ---------    ---------

      Net interest income after
        provision for loan losses                          1,457,583    1,459,602    2,887,292    2,949,023

Noninterest income:
  Service charge on deposits                                 236,734      226,365      469,889      443,752
  Commission on credit life                                   15,698       22,881       28,598       51,588
  Investment securities gains and losses, net                   --         31,346            0       31,346
  Other                                                       49,443       63,532       83,825       90,916
                                                           ---------    ---------    ---------    ---------
      Total noninterest income                               301,875      344,124      582,312      617,602

Noninterest expense:
  Salaries and benefits                                      710,929      618,716    1,311,507    1,236,977
  Net occupancy expense                                      174,363      156,272      339,364      319,317
  Other                                                      421,456      483,064      838,599      971,640
                                                           ---------    ---------    ---------    ---------
      Total non-interest expense                           1,306,748    1,258,052    2,489,470    2,527,934

      Earnings before income tax expense                     452,710      545,674      980,134    1,038,691
Income tax expense                                           125,316      191,459      269,905      363,871
                                                           ---------    ---------    ---------    ---------
      Net earnings                                           327,394      354,215      710,229      674,820
                                                           =========    =========    =========    =========

Net earnings per share                                         $0.63        $0.69        $1.38        $1.31
Weighted average shares outstanding                          516,385      516,385      516,385      516,385
                                                           =========    =========    =========    =========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                                                               Net
                                                                                                            Unrealized
                                                                                                             loss on
                                                 Shares        Common                       Retained       investments
                                                               stock          Surplus       earnings       mutual funds
Balance December 31, 1993                        548,160          5,482      3,476,518      8,309,569           --
  Net earnings 1994                                                --             --          824,549           --
  Cash dividends declared ($.50 per share)                         --             --         (257,118)          --
  Unrealized loss on investments in mutual
   funds                                                           --             --             --             --
  Net Change in unrealized gain (losses)
   on investments available for sale
   Purchase treasury stock
Stock Dividend (1 to 15):
  29,960 at $18                                                                              (539,280)
  2,150 at $20                                                                                (43,000)
  Cash dividends payable on partial shares                                                     (3,175)
                                                 -------         ------      ---------      ---------          ----
Balance December 31, 1994                        548,160          5,482      3,476,518      8,291,545           --
  Net earnings 1995                                                                         1,230,362
                                                                   --             --                            --
  Cash dividends declared ($.50 per share)                         --             --         (258,192)
  Net Change in unrealized gain (losses)
   on investments available for sale                                              --             --             --
                                                 -------         ------      ---------      ---------          ----
Balance December  31, 1995                       548,160         $5,482      3,476,518      9,263,715           --
  Net earnings six months ended  June 1996                                                    710,229

  Cash dividends declared ($.50 per share)                                                   (258,193)
  Net Change in unrealized gain (losses)
   on investments available for sale
                                                 -------         ------      ---------      ---------          ----
Balance June 30, 1996                            548,160          5,482      3,476,518      9,715,751             0
                                                 =======         ======      =========      =========          ====

                                                        Net
                                                     Unrealized
                                                      loss on                         Total
                                                     investments   Treasury        stockholders'
                                                         AFS         stock            equity
Balance December 31, 1993                                            (508,590)      11,282,979
  Net earnings 1994                                                      --            824,549
  Cash dividends declared ($.50 per share)                               --           (257,118)
  Unrealized loss on investments in mutual                                                --
   funds                                                                 --               --
  Net Change in unrealized gain (losses)               491,437                         491,437
   on investments available for sale                (1,128,723)                     (1,128,723)
   Purchase treasury stock                                           (539,280)        (539,280)
Stock Dividend (1 to 15):                                                                 --
  29,960 at $18                                                       539,280             --
  2,150 at $20                                                         43,000             --
  Cash dividends payable on partial shares                                              (3,175)
                                                    ----------       --------       ----------
Balance December 31, 1994                             (637,286)      (465,590)      10,670,669
  Net earnings 1995                                                                  1,230,362
                                                                         --               --
  Cash dividends declared ($.50 per share)                                            (258,192)
  Net Change in unrealized gain (losses)                                                  --
   on investments available for sale                   754,699           --            754,699
                                                    ----------       --------       ----------
Balance December  31, 1995                             117,413       (465,590)      12,397,538
  Net earnings six months ended  June 1996                                             710,229
                                                                                          --
  Cash dividends declared ($.50 per share)                                            (258,193)
  Net Change in unrealized gain (losses)                                                  --
   on investments available for sale                  (448,055)                       (448,055)
                                                    ----------       --------       ----------
Balance June 30, 1996                                 (330,642)      (465,590)      12,401,519
                                                    ==========       ========       ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           JUNE 30,        JUNE 30,
                                                                             1996            1995
                                                                         -----------     ------------
United Bank
Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 1996 and 1995
Operating Activities
 Net Income                                                              $    710,229    $    674,820
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                   85,500         102,000
   Depreciation on Premises and Equipment                                     119,952         112,014
   Amortization of Investment Securities                                       38,751          26,461
   Amortization of Investment Securities Available for Sale                    34,106          20,195
   (Gain) Loss on Sale of Investment Securities                                  --              --
   (Gain) Loss on Sale of Investment Securities Available for Sale               --           (31,346)
   (Gain) Loss on Sale of Other Real Estate                                    (1,355)           --
   (Gain)Loss on Disposal of Premises and Equipment                            (3,300)           --
   Writedown of Other Real Estate                                                --              --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                         (425,599)        198,360
   Increase (Decrease) in Deferred Income Taxes                               130,504        (281,245)
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                    (142,559)        687,872
                                                                         ------------    ------------
 Net Cash Provided (Used) by Operating Activities                             546,229       1,509,131
                                                                         ------------    ------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                   601             768
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                  --              --
  Proceeds From Sales of Investment Securities                                   --              --
  Proceeds From Sales of Investment Securities Available for Sale                --         2,208,761
  Proceeds From Maturities of Investment Securities                         4,575,112       1,969,759
  Proceeds From Maturities of Investment Securities Available for Sale      4,112,031         656,664
  Purchases of Investment Securities                                       (6,640,622)       (150,000)
  Purchases of Investment Securities Available for Sale                    (4,583,663)     (2,275,831)
  Net (Increase) Decrease in Loans                                         (3,970,636)     (4,947,365)
  Purchases of Premises and Equipment                                        (183,253)        (28,039)
  Proceeds From Sales of Premises and Equipment                                 3,300            --
  Purchases of Other Real Estate                                              (20,305)           --
  Proceeds From Sales of Other Real Estate                                     74,525            --
                                                                         ------------    ------------
 Net Cash Provided (Used) by Investing Activities                          (6,632,910)     (2,565,283)
                                                                         ------------    ------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                      2,625,888      (3,155,887)
 Net Increase in securities sold under
  agreement to repurchase                                                  (2,255,961)        480,128
  Cash Dividends                                                             (260,000)           --
  Purchase of Treasury Stock                                                     --              --
  Increase (Decrease) in Other Borrowed Funds                                 748,782         712,665
                                                                         ------------    ------------
 Net Cash Provided (Used) by Financing Activities                             858,709      (1,963,094)
                                                                         ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents                           (5,227,972)     (3,019,246)
Cash and Cash Equivalents at Beginning of Period                           13,775,385      12,771,587
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Period                               $  8,547,413    $  9,752,341
                                                                         ============    ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 1996, and 1995, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income for the six months ended June 30, 1996, was $710,229, an increase of $35,409, or 5.24%, as compared to $674,820 for the same period in 1995. Net earnings per share increased to $1.38 for the six months ended June 30, 1996, as compared to $1.31 in 1995.

Total interest income increased $205,126, or 3.95%, to $5,401,446 in 1996, from $5,196,320 in 1995. Average interest earning assets were $131,833,809 for the first six months 1996, as compared to $123,375,587 for the same period in 1995, an increase of $8,458,222, or 6.85%. The average rate earned in 1996 was 8.24% as compared to 8.49% in 1995, reflecting declining interest rates during 1996. Thus, the increase in total interest income in 1996 is attributed to the increase in earning assets. Net interest margin decreased to 4.53% for the first six months of 1996 as compared to 4.98% for the same period in 1995.
This decrease shows the compression of the net interest margin due to slighltly higher deposit rates and lower loan rates.

Total interest expense increased by $283,357, or 13.21%, in 1996 to $2,428,654 from $2,145,297 in 1995. Average interest bearing liabilities increased to $106,345,359 in 1996 from $100,351,431 in 1995, an increase of $5,993,928, or
5.97%. The average rate paid rose to 4.59% in 1996, as compared to 4.32% in 1995.

The provision for loan losses decreased to $85,500 for the first six months of 1996 as compared to $102,000 for the same period in 1995. Net charged-off loans for the first six months of 1996 were $59,085, as compared to $35,190 for the same period in 1995.

The allowance for possible loan losses represents 1.99% of gross loans at June 30, 1996, as compared to 2.07% at year-end 1995. Loans on which the accrual of interest had been discontinued were $521,389 at June 30, 1996, as compared to $333,002 at December 31, 1995.

Total noninterest income decreased to $582,312 for the first six months of 1996, as compared to $617,602 for the same period in 1995, a decrease of $35,290, or 5.71%. Service charges on deposits increased $26,137, or 5.89%, to $469,889 in 1996 from $443,752 in 1995. Commissions on credit life decreased to $28,598 in 1996 from $51,588 in 1995, a decrease of $22,990, or 44.56%.
Other income decreased during the first six months of 1996 to $83,825 from $90,916 in 1995, a decrease of $7,091, or 7.80%.

Total noninterest expense decreased $38,464, or 1.52%, to $2,489,470 during the first six months of 1996, as compared to $2,527,934 for the same period in 1995. Salaries and benefits increased to $1,311,507 in 1996 from $1,236,977 in 1995, an increase of $74,530, or 6.03%. The increase reflects staffing additions to accommodate the opening of the Foley, Al. branch. Occupancy expense increased $20,047, or 6.28% to $339,364 in 1996 from $319,317 in 1995.
The expense is due to increased maintenance costs. Other expense decreased to $838,599 during the first six months of 1996 from $971,640 for the same period in 1995, a decrease of $133,041, or 13.69%. FDIC premiums paid on deposits decreased $140,819 to $1,500 in 1996, as compared to $142,319 for the same period in 1995.

Earnings before taxes for the first six months of 1996 decreased $58,577, or 5.64%, to $980,134 from $1,038,691 for the same period in 1995. Income tax expense decreased to $269,905 in 1996 from $363,871 in 1995, a decrease of $93,966, or 34.81%.

Three Months Ended June 30, 1996, and 1995, Compared

Net earnings for the three months ended June 30, 1996, decreased to $327,394 from $354,215, a decrease of $26,821, or 7.57%. Earnings per share decreased to $.63 from $.69 in 1995.

Total interest income increased $95,434, or 3.65% to $2,713,028 for the second quarter of 1996, as compared to $2,617,594 for the same period in 1995. Interest and fees on loans increased $13,769, or .82%, to $1,692,277 in 1996, from $1,678,508 in 1995. The average rate earned on interest earning assets during the second quarter of 1996 was 8.19%, as compared to 8.56% for the same period in 1995. Despite falling interest rates the increase in average interest earning assets was the primary reason for the overall increase in interest income. The net interest margin decreased to 4.52% for the second quarter of 1996, as compared to 4.94% for the same period in 1995. Average interest earning assets increased to $133,210,836 in 1996, from $122,649,934 in 1995, an increase of $10,569,902, or 8.61%.

Total interest expense increased due to the large increase in interest bearing liabilities. Total interest expense increased $105,703, or 9.55%. Total interest expense for the second quarter of 1996 was $1,212,695, as compared to $1,106,992 for the same period in 1995. Average interest bearing liabilities for the second quarter of 1996 were $107,828,507, as compared to $99,198,909 for the same period in 1995, an increase of $8,629,598, or 8.70%.

The provision for loan losses decreased to $42,750 for the second quarter of 1996 as compared to $51,000 for the same period in 1995. Net recoveries for the second quarter of 1996 were $70, as compared to $30,083 net charge offs for the same period in 1995.

Total noninterest income decreased to $301,875 for the second quarter of 1996 as compared to $344,124 in 1995, a decrease of $42,249, or 12.28%. Service charges on deposits increased $10,369, or 4.58%, to $236,734 in 1996, from $226,365 in 1995. Commissions on credit life insurance decreased to $15,698 in 1996 from $22,881 in 1995. Other income decreased during the second quarter of 1996 to $49,443 from $63,532 in 1995, a decrease of $14,089, or 22.18%. During the second quarter the Bank received an insurance rebate on Bond Policies of $18,691 and a dividend from Risk Associates for $11,054.

Total noninterest expense increased $48,696, or 3.87%, to $1,306,748 during the second quarter of 1996, as compared to $1,258,052 for the same period in 1995. Salaries and benefits increased to $710,929 in 1996, from $618,716 in 1995, an increase of $92,213, or 14.90%. This increase has been caused by the opening of a new branch and the introduction of several new services in the bank. Occupancy expense increased $18,091, or 11.58%, to $174,363 in 1996 from $156,272 in 1995. Other expense decreased to $421,456 during the second quarter of 1996, as compared to $483,064 for the same period in 1995, a reduction of $61,608, or 12.75%. FDIC premiums paid on deposits decreased $70,659, or 99.30%, to $500 in 1996, as compared to $71,159 for the same period in 1995, because the BIF funds is fully capitalized.

Earnings before taxes for the second quarter of 1996 decreased by $92,964 or 17.03% to $452,710 from $545,674 for the same period in 1995. Income taxes decreased to $125,316 in 1996 from $191,459 in 1995, a decrease of $66,143, or
34.55%.


Financial Condition and Liquidity

Total assets on June 30, 1996, were $141,575,049, as compared to $140,466,221 on December 31, 1995, an increase of $1,108,828, or .79%. Average total assets for the first six months of 1996 were $139,874,568. The loan to deposit ratio (net loans) on June 30, 1996, excluding bankers acceptances and commercial paper, was 55.24%, as compared to 53.17% on December 31, 1995.

Fed Funds Sold decreased to $3,260,000 on June 30, 1996, as compared to $7,550,000 on December 31, 1995, a decrease of $4,290,000. The investment securities available for sale decreased to $38,105,708 from $38,413,968 at December 31, 1995. The investment securities held to maturity increased from $21,799,988 at December 31, 1995 to $23,826,411 in June of 1996 due to bonds being purchased and placed in held to maturity.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 1996 and December 31, 1995. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                        June            December
         Description                                    1996                1995
                                                          (Dollars in Thousands)
(A)      Loans accounted for on                         $521                $333
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                          14                  30

(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because of
         a deterioration in the financial
         position of the borrower.                        21                  13

(D)      Other non-performing assets                      28                 107

Total deposits increased $2,625,883, or 2.23%, to $120,368,760 on June 30, 1996, from $117,742,872 at year end. Noninterest bearing deposits decreased to $18,719,638 at June 30, 1996, from $20,117,028 at year end 1995, a reduction of
$1,397,390, or 6.95%.  Interest bearing deposits increased

$4,023,278, or 4.12%, to $101,649,122 on June 30, 1996, from $97,625,844 at
December 31, 1995. Average total deposits for the first six months of 1996 were $119,005,076.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 1996, was $12,401,519, an increase of $3,981, or .03%, from $12,397,538 at year end 1995.
This minor increase is due to earnings, the decline of the market value of the available for sale portfolio, and the dividend declared of $258,193 at June 30, 1996.

Primary capital to total assets at June 30, 1996, was 8.76%, as compared to 8.83% at year end 1995. Total capital and allowances for loan losses to total assets at June 30, 1996, were 9.73%, as compared to 9.78% at December 31, 1995. The Corporation's bank subsidiary, United Bank, had risk based capital of $13,768,000, or 16.07%, at June 30, 1996, as compared to $13,297,000, or 15.66%
at year end 1995. United Bank had excess risk based capital of 8.07% at June 30, 1996, and 7.66% at December 31, 1995, based upon the minimum requirement of 8.00%.

                          PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)     The annual meeting of security holders of United
                 Bancorporation of Alabama, Inc. was held May 1, 1996.

         (b) The following directors were elected at the annual meeting of the security holders of United Corporation of Alabama, Inc.:

                 Nominees                  For              Against          Abstentions
                 --------                  ---              -------          -----------
                 Robert R. Jones,III       349,932           17,986             0
                 Bobby W. Sawyer           349,822           18,096             0


                 Those directors of the Corporation who were not standing for re-election and whose terms of office continued after the 1996 Annual Meeting are Elam P. Fayard, H. Leon Esneul, William J. Justice, Claude S. Swift and David D. Swift.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     See Exhibit Index.

         (b) During the quarter ended June 30, 1996 the Corporation did not file a Form 8-K Current Report.


                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED BANCORPORATION OF ALABAMA, INC.



Date:   August 12, 1996                /s/ MITCH STAPLES
       ----------------                -------------------------------------
                                       Mitch Staples
                                       Treasurer (principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------
27                            Financial Data Schedule