Form 10-Q
period 1996-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1996-11-12
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      September 30, 1996
                               ----------------------------

Commission file number      2-78572
                       ------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996.

                    Class A Common Stock.... 516,385 Shares
                    Class B Common Stock....   -0-    Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1996


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

Item 1.              UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                  1996             1995

Assets
Cash and due from banks                                      $   6,323,053        6,225,385
Federal funds sold                                               2,325,000        7,550,000
                                                             -------------    -------------
              Cash and cash equivalents                          8,648,053       13,775,385

Interest bearing deposits with other
  financial institutions                                           102,900          103,897
Securities Available for sale (market value of $35,417,084      35,417,084       38,413,968
   and $38,413,968, respectively)
Investment securities (market values of $21,976,397             22,471,543       21,799,988
   and $21,758,613 respectively)
Loans                                                           75,252,193       65,061,452
Less:  Unearned income                                           1,083,821        1,114,870
             Allowance for loan losses                           1,388,643        1,343,636
                                                             -------------    -------------
              Net loans                                         72,779,729       62,602,946

Premises and equipment, net                                      1,775,973        1,667,135
Interest receivable and other assets                             2,766,426        2,102,902
                                                             -------------    -------------
              Total assets                                     143,961,708      140,466,221
                                                             =============    =============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                       $  18,852,492       20,117,028
  Interest bearing                                             101,803,874       97,625,844
                                                             -------------    -------------
              Total deposits                                   120,656,366      117,742,872

Securities sold under agreements to repurchase                   5,566,919        8,690,856
Other borrowed funds                                             3,497,240          172,516
Accrued expenses and other liabilities                           1,334,359        1,462,439
                                                             -------------    -------------
              Total liabilities                                131,054,884      128,068,683

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160

  shares issued and outstanding                                      5,482            5,482

  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                      0                0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                        0                0
Surplus                                                          3,476,518        3,476,518
Net unrealized loss on investments on
  available for sale investments                                  (221,073)         117,413
Retained earnings                                               10,111,487        9,263,715
                                                             -------------    -------------
                                                                13,372,414       12,863,128
Less 31,775 and 31,775 treasury shares, at cost                    465,590          465,590
                                                             -------------    -------------
         Total stockholders' equity                             12,906,824       12,397,538
                                                             -------------    -------------
         Total liabilities and stockholders' equity            143,961,708      140,466,221
                                                             =============    =============

                    UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)


                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30          SEPTEMBER 30
                                                             1996       1995         1996       1995
Interest income:
  Interest and fees on loans                              1,876,187   1,717,500   5,220,292   4,990,859
  Interest on investment securities Available for Sale:
    Taxable                                                 519,300     374,249   1,635,844   1,243,277
    Nontaxable                                               49,943      34,252     152,474      83,485
  Interest on investment securities Held to Maturity:
    Taxable                                                 281,257     361,674     855,878   1,111,690
    Nontaxable                                               70,834      57,919     211,480     183,547
                                                          ---------   ---------   ---------   ---------
   Total investment income                                  921,334     828,094   2,855,676   2,621,999
  Other interest income                                      17,623      57,340     140,622     186,396
                                                          ---------   ---------   ---------   ---------
      Total interest income                               2,815,144   2,602,934   8,216,590   7,799,254

Interest expense:
  Interest on deposits                                    1,130,994   1,100,719   3,412,353   3,075,847
  Interest on other borrowed funds                          129,948      70,944     277,243     241,113
                                                          ---------   ---------   ---------   ---------
      Total interest expense                              1,260,942   1,171,663   3,689,596   3,316,960

      Net interest income                                 1,554,202   1,431,271   4,526,994   4,482,294

Provision for loan losses                                    42,750      51,000     128,250     153,000
                                                          ---------   ---------   ---------   ---------

      Net interest income after
        provision for loan losses                         1,511,452   1,380,271   4,398,744   4,329,294

Noninterest income:
  Service charge on deposits                                233,060     238,556     702,949     682,308
  Commission on credit life                                  12,041      19,284      40,639      70,872
  Investment securities gains and losses, net                34,964           0      34,964      31,346
  Other                                                      74,358      14,350     158,183     105,266
                                                          ---------   ---------   ---------   ---------
      Total noninterest income                              354,423     272,190     936,735     889,792

Noninterest expense:
  Salaries and benefits                                     681,747     619,812   1,993,254   1,856,789
  Net occupancy expense                                     194,711     166,543     534,075     485,860
  Other                                                     402,527     738,870   1,241,126   1,710,510
                                                          ---------   ---------   ---------   ---------
      Total non-interest expense                          1,278,985   1,525,225   3,768,455   4,053,159

      Earnings before income tax expense                    586,890     127,236   1,567,024   1,165,927
Income tax expense                                          191,153      25,235     461,058     389,106
                                                          ---------   ---------   ---------   ---------
      Net earnings                                          395,737     102,001   1,105,966     776,821
                                                          =========   =========   =========   =========

Net earnings per share                                    $    0.77   $    0.20   $    2.14   $    1.50
Weighted average shares outstanding                         516,385     516,385     516,385     516,385
                                                          =========   =========   =========   =========

                    UNITED BANCORPORATION OF ALABAMA, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKOLDER'S EQUITY
                                 (UANAUDITED)
================================================================================

                                                       ===============================================
                                                       Shares     Common                      Retained
                                                                   stock       Surplus        earnings


Balance December 31, 1993                               548,160      5,482       3,476,518     8,309,569
  Net earnings 1994                                                  -                -        824,549
  Cash dividends declared ($.50 per share)                           -                -       (257,118)
 Unrealized loss on investments in                                   -
   funds                                                             -                -            -
  Net Change in unrealized gain (losses)
   on investments available for sale
   Purchase treasury stock
Stock Dividend (1 to 15):
  29,960 at $18                                                                               (539,280)
  2,150 at $20                                                                                 (43,000)
  Cash dividends payable on partial shares                                                      (3,175)
                                                      -------     ------       ---------    ----------
Balance December 31, 1994                             548,160      5,482       3,476,518     8,291,545
  Net earnings 1995                                                                          1,230,362
                                                                     -               -
  Cash dividends declared ($.50 per share)                           -               -        (258,192)
  Net Change in unrealized gain (losses)
   on investments available for sale                                 _               -             -
                                                      -------     ------       ---------    ----------
Balance December  31, 1995                            548,160     $5,482       3,476,518     9,263,715
  Net earnings nine months ended  September 1996                                             1,105,966

  Cash dividends declared ($.50 per share)                                                    (258,194)
  Net Change in unrealized gain (losses)
   on investments available for sale

                                                      -------     ------       ---------    ----------
Balance September 30, 1996                            548,160       5482       3,476,518    10,111,487
                                                      =======     ======       =========    ==========



                                                      Unrealized     Unrealized
                                                      =======================================================
                                                                                                    Total
                                                      investments     investments    Treasury    stockholders'
                                                      mutual funds      AFS           stock        equity

Balance December 31, 1993                                -                           (508,590)     11,282,979
  Net earnings 1994                                      -                                            824,549
  Cash dividends declared ($.50 per share)               -                                           (257,118)
 Unrealized loss on investments in
   funds                                                 -                               -              -
  Net Change in unrealized gain (losses)                             491,437                          491,437
   on investments available for sale                              (1,128,723)                      (1,128,723)
   Purchase treasury stock                                                           (539,280)       (539,280)
Stock Dividend (1 to 15):                                                                               -
  29,960 at $18                                                                       539,280           -
  2,150 at $20                                                                         43,000           -
  Cash dividends payable on partial shares                                                             (3,175)
                                                      ------      ----------       ----------      ----------
Balance December 31, 1994                                -          (637,286)        (465,590)     10,670,669
  Net earnings 1995                                                                                 1,230,362
                                                         -                               -
  Cash dividends declared ($.50 per share)                                                           (258,192)
  Net Change in unrealized gain (losses)
   on investments available for sale                     -           754,699             -            754,699
                                                      ------      ----------       ----------      ----------
Balance December  31, 1995                               -           117,413         (465,590)     12,397,538
  Net earnings nine months ended  September 1996                                                    1,105,966

  Cash dividends declared ($.50 per share)                                                           (258,194)
  Net Change in unrealized gain (losses)
   on investments available for sale                                (338,486)                        (338,486)

                                                      ------      ----------       ----------      ----------
Balance September 30, 1996                                 0        (221,073)        (465,590)     12,906,824
                                                      ======      ==========       ==========      ==========

                    UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASHFLOWS
                                 (UNAUDITED)


                                                                             1996            1995

Operating Activities
 Net Income                                                              $ 1,105,966    $   776,821
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                 128,250        153,000
   Depreciation on Premises and Equipment                                    180,408        168,385
   Amortization of Investment Securities                                      60,576         80,493
   Amortization of Investment Securities Held for Sale                        51,231
   (Gain) Loss on Sale of Investment Securities                               (2,395)             0
   (Gain) Loss on Sale of Investment Securities Held for Sale                (32,554)       (31,346)
   (Gain) Loss on Sale of Other Real Estate                                  (57,193)             0
   (Gain)Loss on Disposal of Premises and Equipment                           (3,300)           (10)
   Writedown of Other Real Estate                                                  0              0
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                        (416,333)      (376,326)
   Increase (Decrease) in Deferred Income Taxes                                    0              0
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                   (128,080)       413,352
                                                                         -----------    -----------
 Net Cash Provided (Used) by Operating Activities                            886,576      1,184,369
                                                                         -----------    -----------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                  997          1,150
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                    0              0
  Proceeds From Sales of Investment Securities                               501,406              0
  Proceeds From Sales of Investment Securities Available for Sale          1,347,374      2,208,762
  Proceeds From Maturities of Investment Securities                        5,409,480      2,672,188
  Proceeds From Maturities of Investment Securities Available for Sale     5,651,328      2,595,509
  Purchases of Investment Securities                                      (6,640,622)      (150,000)
  Purchases of Investment Securities Available for Sale                   (4,583,663)    (5,643,232)
  Net (Increase) Decrease in Loans                                       (10,305,033)    (5,902,442)
  Purchases of Premises and Equipment                                       (289,246)       (74,527)
  Proceeds From Sales of Premises and Equipment                                3,300             10
  Purchases of Other Real Estate                                             (66,079)        (2,000)
  Proceeds From Sales of Other Real Estate                                   100,763            654
                                                                         -----------    -----------
 Net Cash Provided (Used) by Investing Activities                         (8,869,995)    (4,293,928)
                                                                         -----------    -----------
Financing Activities
  Net Increase (Decrease) in Deposits,                                     2,913,494      1,152,510
 Net Increase (Decrease) in securities sold under
  agreement to repurchase                                                 (3,123,937)    (1,718,846)
  Cash Dividends                                                            (258,194)             0
  Purchase of Treasury Stock                                                       0              0
  Increase (Decrease) in Other Borrowed Funds                              3,324,724        701,017
                                                                         -----------    -----------
 Net Cash Provided (Used) by Financing Activities                          2,856,087        134,681
                                                                         -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents                          (5,127,332)    (2,974,878)
Cash and Cash Equivalents at Beginning of Period                          13,775,385     12,771,587
                                                                         -----------    -----------
Cash and Cash Equivalents at End of Period                               $ 8,648,053    $ 9,796,709
                                                                         ===========    ===========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the nine months ended September 30, 1996, and 1995, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the nine months ended September 30, 1996, was $1,105,966, an increase of $329,145 or 42.37%, as compared to $776,821 for the same period in 1995. The improvement in net income was a result of higher than usual litigation expenses in 1995, along with improved earnings in 1996. Net earnings per share increased to $2.14 for the nine months ended September 30, 1996, as compared to $1.50 in 1995.

Net interest income through the nine months increased .99% to $4,526,994. The net interest margin decreased to 4.54% for the first nine months of 1996 as compared to 4.85% for the same period in 1995.

Total interest income increased $417,336, or 5.35%, to $8,216,590 in 1996, from $7,799,254 in 1995. Average interest earning assets were $132,927,240 for the first nine months 1996, as compared to $123,319,206 for the same period in 1995, an increase of $9,608,034, or 7.79%. The average rate earned in 1996 on earning assets was 8.25% as compared to 8.45% in 1995, reflecting rising interest rates during 1995. The increase in total interest income in 1996 is attributed to an increase in the volume of earning assets.

Total interest expense increased by $372,636, or 11.23%, in 1996 to $3,689,596 from $3,316,960 in 1995. Average interest bearing liabilities increased to $106,384,099 in 1996 from $100,730,708 in 1995, an increase of $5,653,391, or
5.61%. The average rate paid rose to 4.63% in 1996, from 4.41% in 1995. This large increase is attributed to slightly higher interest rates on certificates of deposit and the increase in volume of certificates of deposit.

The provision for loan losses decreased to $128,250 for the first nine months of 1996 as compared to $153,000 for the same period in 1995. Net charged-off loans for the first nine months of 1996 were $83,243, as compared to $49,446 for the same period in 1995.

The allowance for possible loan losses represents 1.85% of gross loans (excluding bankers acceptances and commercial paper) at September 30, 1996, as compared to 2.07% at year-end 1995. Loans on which the accrual of interest had been discontinued or reduced amounted to $474,859 at September 30, 1996, as compared to $333,002 at December 31, 1995. The allowance for loan losses remains adequate given the growth in loans and based upon the risk in the portfolio.

Total noninterest income increased to $936,735 for the first nine months of 1996, as compared to $889,792 for the same period in 1995, an increase of $46,943, or 5.28%. Investment security gains were $34,964 for the first nine months of 1996, as compared to $31,346 in 1995. Of the $34,964 in gains, $2,395 was generated from the held to maturity portfolio; the bond was within the three month maturity range. Service charges on deposits increased $20,641, or 3.02%, to $702,949 in 1996 from $682,308 in 1995. Commissions on credit life decreased to $40,639 in 1996 from $70,872 in 1995, a decrease of $30,233, or 42.66%. Other income increased during the first nine months of 1996 to $158,183 from $105,266 in 1995, an increase of $52,917, or 50.27%. This increase is accounted for primarily by the sale of OREO property that had been written off in a prior year.

Total noninterest expense decreased $284,704, or 7.02%, to $3,768,455 during the first nine months of 1996, as compared to $4,053,159 for the same period in 1995. Salaries and benefits increased to $1,993,254 in 1996 from $1,856,789 in 1995, an increase of $136,465, or 7.35%. This increase is due to the opening of a new branch and a financial service division. Occupancy expense increased $48,215, or 9.92% to $534,075 in 1996 from $485,860 in 1995. Other expense decreased to $1,241,126 during the first nine months of 1996 from $1,710,510 for the same period in 1995, a decrease of $469,384, or 27.44%. Legal fees decreased by $91,694, or 50.90%, to $88,458 for the first nine months in 1996 from $180,152 in 1995. FDIC premiums paid on deposits decreased $141,101, or 98.60%, to $2,000 in 1996, as compared to $143,101 for the same period in 1995. The FDIC Fund became fully capitalized and premiums on FDIC insurance decreased. FDIC premiums are expected to increase next year to $16,000 for the recapitalization of the SAIF Fund.

Earnings before taxes for the first nine months of 1996 increased $401,097, or 34.40%, to $1,567,024 from $1,165,927 for the same period in 1995. Due to higher operating profits, income tax expense increased to $461,058 in 1996 from $389,106 in 1995, an increase of $71,952, or 18.49%.

Three Months Ended September 30, 1996, and 1995, Compared

Net earnings for the three months ended September 30, 1996 was $395,737, an increase of $243,736, or 287.97% from $102,001,for the same period last year. Earnings per share increased to $.77 for the third quarter of 1996, from $.20 for the same period in 1995.

Total interest income increased $212,210, or 8.15% to $2,815,144 for the third quarter of 1996, as compared to $2,602,934 for the same period in 1995. Interest and fees on loans increased $158,687, or 9.24%, to $1,876,187 in 1996, from $1,717,500 in 1995. The average rate earned on interest earning assets during the third quarter of 1996 was 8.31%, as compared to 8.37% for the same period in 1995. This slight decrease is due to stable interest rates over the past year and increase in competition for larger credits. The net interest margin decreased to 4.54% for the third quarter of 1996, as compared to 4.85% for the same period in 1995. Average interest earning assets increased to $135,099,885 in 1996, from $123,219,769 in 1995, an increase of $11,880,116, or
9.64%.

Total interest expense increased by $89,279 or 7.62% from $1,171,663 in 1995 to $1,260,942 due to rising interest rates experienced in the third quarter of 1996. Average interest bearing liabilities for the third quarter of 1996 were $108,128,598, as compared to $101,480,215 for the same period in 1995, an increase of $6,648,383, or 6.55%.

The combined effect of volume and interest rate changes increased net interest income by $122,931 or 8.59%.

The provision for loan losses decreased to $42,750 for the third quarter of 1996 as compared to $51,000 for the same period in 1995. Net charged-off loans for the third quarter of 1996 were $24,158, as compared to $14,256 for the same period in 1995.

Total noninterest income increased to $354,423 for the third quarter of 1996 as compared to $272,190 in 1995, an increase of $82,233, or 30.21%. Service charges on deposits decreased $5,496, or 2.30%, to $233,060 in 1996, from $238,556 in 1995. Commissions on credit life insurance decreased to $12,041 in 1996 from $19,284 in 1995. Other income increased during the third quarter of 1996 to $74,358 from $14,350 in 1995, an increase of $60,008, or 418.17%. This increase came from the sale of OREO which had been charged off in a prior year.

Total noninterest expense decreased $246,240, or 16.14%, to $1,278,985 during the third quarter of 1996, as compared to $1,525,225 for the same period in 1995. Salaries and benefits increased to $681,747 in 1996, from $619,812 in

1995, an increase of $61,935, or 9.99%. Occupancy expense increased $28,168, or 16.91%, to $194,711 in 1996 from $166,543 in 1995 due to out source of computer operations in 1995. Other expense decreased to $402,527 during the third quarter of 1996, as compared to $738,870 for the same period in 1995, a decrease of $336,343, or 45.52%. Legal fees arising from litigation and other matters amounted to $28,958 in 1996 as compared to $93,488 in 1995, a decrease of $64,530. Expenses associated with the settlement of litigation during the third quarter of 1995 account for a substantial portion of the greater noninterest expenses in that year.

Earnings before taxes for the third quarter of 1996 increased by $459,654 to $586,890 from $127,236 for the same period in 1995. Income taxes expense rose to $191,153 for the three months ended September 30, 1996 from $25,235, for the same period ended 1995. This increase was due to higher earnings.


Financial Condition and Liquidity

Total assets on September 30, 1996, were $143,961,708, as compared to $140,466,221 on December 31, 1995, an increase of $3,495,487, or 2.49%.
Average total assets for the first nine months of 1996 were $141,043,474.   The
loan portfolio growth was funded largely by investment maturities, net cash in federal funds sold, new deposits and new loans from Federal Home Loan Bank.
Net loans increased to $75,252,193 at September 30, 1996, from $65,061,452 at year end 1995, an increase of $10,190,741, or 15.66%. The loan to deposit ratio (net loans) on September 30, 1996, excluding bankers acceptances and commercial paper, was 60.32%, as compared to 53.17% on December 31, 1995.

Federal funds sold decreased to $2,325,000 on September 30, 1996, as compared to $7,550,000 on December 31, 1995, a decrease of $5,225,000. Investment securities held to maturity increased to $22,471,543 at September 30, 1996 as compared to $21,799,988 at year end. The investment securities available for sale decreased to $35,417,084 from $38,413,968 at December 31, 1995.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at September 30, 1996 and December 31, 1995. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                      September                December
         Description                                    1996                     1995
                                                           (Dollars in Thousands)
(A)      Loans accounted for on                         $475                     $333
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                          22                       30

(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because of
         a deterioration in the financial
         position of the borrower.                        36                       13

(D)      Other non-performing assets                       2                      107

Total deposits increased $2,913,494, or 2.47%, to $120,656,366 on September 30, 1996, from $117,742,872 at year end. Noninterest bearing deposits decreased to $18,852,492 at September 30, 1996, from $20,117,028 at year end 1995, a reduction of $1,264,536, or 6.29%. Interest bearing deposits increased $4,178,030, or 4.28%, to $101,803,874 on September 30, 1996, from $97,625,844 at December 31, 1995. Average total deposits for the first nine months of 1996 were $119,344,665.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 1996, was $12,906,824, an increase of $509,286, or 4.11%, from $12,397,538 at year end 1995. Due to the adoption of FAS 115 in 1995, an unrealized loss on the Available for Sale portion of the corporation's portfolio is reflected through capital. As of September 30, 1996 this amount was $(221,073). Net income for the nine months was $1,105,966.

Primary capital to total assets at September 30, 1996, was 8.96%, as compared to 8.82% at year end 1995. Total capital and allowances for loan losses to total assets at September 30, 1996, were 9.93%, as compared to 9.78% at December 31, 1995. The Corporation's bank subsidiary, United Bank, had risk based capital of $14,144,000, or 16.92%, at September 30, 1996, as compared to $13,297,000, or 15.66% at year end 1995. United Bank had excess risk based capital of 8.92% at September 30, 1996, and 7.66% at December 31, 1995, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)     See Exhibit Index

         (B) During the quarter ended September 30, 1996, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     UNITED BANCORPORATION OF ALABAMA, INC.


Date:   November 11, 1996                  /s/ Mitch Staples
       ----------------------              -------------------------------------
                                           Mitch Staples
                                           Treasurer
                                           (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
