Form 10-K405
period 1996-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1997-03-26
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission File No. 2-78572
    December 31, 1996


                     UNITED BANCORPORATION OF ALABAMA, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     63-0833573
---------------------------------           -------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification
of incorporation or organization)                          No.)


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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting stock held by nonaffiliates as of February 25, 1997 was $13,942,395, based upon the price at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.


                               Page 1 of 86 pages
                            Exhibit index on page E1

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

Common Stock     Par Value          Outstanding at March 21, 1997
------------     ---------          -------------------------------
 Class A..........$.01                    516,385      Shares*
 Class B..........$.01                        -0-      Shares


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

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), are in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from five banking offices located in Atmore, Frisco City, Monroeville, Flomaton and Foley, Alabama. The office in Foley opened in 1996.

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa and Master Card, multi-purpose, nationally recognized credit card services, and trust service through Morgan Trust of Chattanooga, Tennessee.

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

Employees - The Corporation and its subsidiary had approximately 88 full-time officers and employees at December 31, 1996. All of the employees are engaged in the operations of United Bank. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The BHC Act requires the Federal Reserve to consider, among other things, anticompetitive effects, financial and managerial resources and community needs in reviewing such a transaction. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, bank holding companies are permitted to acquire banks located in any state without regard to whether the transaction is prohibited under any state law (except that states may establish a minimum age of not more than five years for local banks subject to interstate acquisitions by out-of-state bank holding companies), and interstate branching will be permitted June 1, 1997.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous substantially revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 1996, the Bank was "well capitalized", and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC. The total current assessment for the first six months of 1997 for United Bank was $3,889.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings and the interest rate received by the bank on its loans and securities holdings constitutes the major portion of the bank's earnings. As a result, the earnings and business of the Corporation are and will be affected by economic conditions generally, both domestic and foreign, and also by the policies of various regulatory authorities having jurisdiction over the Corporation and the Bank, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans and other extensions of credit and deposits and the interest rates paid on liabilities and received on assets. The Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation may be effected thereby.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly owned subsidiary, United Bank, as of December 31, 1996 and 1995. Averages referred to in the following statistical information are generally average daily balances.

                      AVERAGE CONSOLIDATED BALANCE SHEETS
                                 1996 and 1995
                                    AVERAGES

                             (Dollars In Thousands)


                  Assets                             1996        1995
                  ------                             ----        ----
Cash and due from banks                         $   5,752        5,924
Interest-bearing deposits with
         other financial institutions                 103          105
Federal funds sold                                  3,306        5,197
Securities available for sale/taxable              34,486       24,608
Securities available for sale/tax exempt            3,581        2,124
Taxable investment securities held to
 maturity                                          17,497       24,320
Tax-exempt investment securities held to
 maturity                                           5,569        4,393
Loans, net                                         68,446       62,386
Premises and equipment, net                         1,720        1,347
Interest receivable and other assets                2,365        2,252
                                                ---------      -------
         Total assets                           $ 142,825      132,656
                                                =========    =========

         Liabilities and Stockholders' Equity

Demand deposits - noninterest-
         bearing                                $  19,663       18,376
Demand deposits - interest-bearing                 17,356       17,439
Savings                                            14,876       15,631
Time                                               69,024       62,121
Other borrowed funds                                1,426          642
Repurchase agreements                               6,319        5,760
Accrued expenses and other liabilities              1,331        1,101
                                                ---------      -------
         Total Liabilities                        129,995      121,070

         Stockholders' equity:
Common stock                                            5            5
Surplus                                             3,477        3,477
Retained earnings                                   9,814        8,570
Less shares held in treasury,
         at cost                                     (466)        (466)
                                                ---------      -------
         Total stockholders' equity                12,830       11,586
                                                ---------      -------
         Total liabilities and
         stockholders' equity                   $ 142,825      132,656
                                                =========    =========

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities.

(Dollars in Thousands)

                                                                                                 Average
                                                                                      Interest     Rates
                                                                          Average     Income/     Earned/
                  1996                                                    Balance     Expense      Paid
                  ----

Loans, net (1)                                                           $ 68,446      7,147      10.44
Available for Sale Taxable securities                                      34,486      2,146       6.22
Available for Sale Tax Exempt (2)                                           3,581        306       8.55
Held to Maturity Taxable Securities                                        17,497      1,110       6.34
Held to Maturity Tax Exempt (2)                                             5,569        441       7.91
Federal funds sold                                                          3,306        186       5.63
Interest-earning deposits with                                                103         11      10.68
  other financial institutions
                                                                         --------   --------       ----
Total interest-earning assets                                            $132,988     11,347       8.53%
                                                                         ========   ========       ====

Savings deposits and demand
  deposits - interest-bearing                                            $ 32,232        894       2.77%
Time deposits                                                              69,024      3,687       5.34
Other borrowed funds                                                        1,426         78       5.46
Repurchase agreements                                                       6,319        293       4.64
                                                                         --------   --------       ----
Total interest-bearing liabilities                                       $109,001      4,952       4.54%
                                                                         ========   ========       ====
Net interest income/net yield
   on interest-earning assets                                                       $  6,395       4.81%
                                                                                    ========       ====

(Dollars in Thousands)                                                                           Average
                                                                                      Interest     Rates
                                                                          Average     Income/     Earned/
                  1995                                                    Balance     Expense      Paid
                  ----

Loans, net (1)                                                           $ 62,386      6,704      10.75
Available for Sale Taxable securities                                      24,608      1,686       6.85
Available for Sale Tax Exempt (2)                                           2,124        195       9.18
Held to Maturity Taxable Securities                                        24,320      1,421       5.84
Held to Maturity Tax Exempt (2)                                             4,393        371       8.45
Federal funds sold                                                          5,197        298       5.73
Interest-earning deposits with                                                105         11      10.48
  other financial institutions
                                                                         --------   --------       ----
Total interest-earning assets                                            $123,133     10,686       8.68%
                                                                         ========   ========       ====

Savings deposits and demand
  deposits - interest-bearing                                            $ 33,070        888       2.69%
Time deposits                                                              62,121      3,338       5.37
Other borrowed funds                                                          642         31       4.83
Repurchase agreements                                                       5,760        303       5.26
                                                                         --------   --------       ----
Total interest-bearing liabilities                                       $101,593      4,560       4.49%
                                                                         ========   ========       ====
Net interest income/net yield
  on interest-earning assets                                                        $  6,126       4.98%
                                                                                    ========       ====

(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1996 and 1995.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances

                                                                            Interest Income
                                                                                Expense                             Variance As to

1996             1995                                                     1996          1995         Variance       Rate   Volume

 68,446         62,386    Loans (Net)                                    7,147         6,704             443        (409)    852
 34,486         24,608    Taxable Securities AFS                         2,146         1,686             460        (143)    603
  3,581          2,124    Tax Exempt Securities AFS (1)                    306           195             111         (12)    123
 17,497         24,320    Taxable Securities HTM                         1,110         1,421            (311)        120    (431)
  5,569          4,393    Tax Exempt HTM (1)                               441           371              70         (22)     92
  3,306          5,197    Fed Funds Sold                                   186           298            (112)         (5)   (107)
    103            105    Interest Bearing Deposits                         11            11               0           0       0
132,988        123,133    Total Interest Earning Assets                 11,347        10,686             661        (471)  1,132

                          Savings and Interest Bearing
 32,232         33,070      Demand                                         894           888             (26)         (3)    (23)
 69,024         62,121    Other Time Deposits                            3,687         3,338             349         (19)    368
  1,426            642    Other Borrowed Funds                              78            31              47           4      43
  6,319          5,760    Repurchase Agreements                            293           303              22          (3)     25
109,001        101,593    Total Interest Bearing                         4,952         4,560             392         (21)    413

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1996 and 1995.

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

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. Approximately 38% of the Bank's investments are in investment securities held to maturity and 62% are securities available for sale. The Bank's loan policy establishes a desirable range for its loan to deposit ratio as being between 50% and 70%. This ratio as of December 31, 1996, was near the midway point of this range at 61.08%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Current Bank strategy is to expand the loan portfolio. Management intends that funding for this growth will come from small deposit growth and reallocation of maturing investments.

Securities Portfolio - The Bank's investment policy as approved by the Board of Directors dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with economic conditions which could shorten or lengthen maturities. The Corporation believes the level of risks inherent in the securities portfolio is low.

Due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") by the Corporation as of January 1, 1994, the categorization of the Corporation's investment securities changed dramatically. As noted in the Consolidated Statements of Cash Flows of the Corporation included under Item 8 below, the Bank transferred $31,145,694 in securities from held to maturity to available for sale in accordance with FAS 115 on January 1, 1994. In addition, the Corporation transferred, effective November 30, 1995, investment securities totaling $7,851,246 from held to maturity to available for sale in conjunction with the FASB Special Report "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities Questions and Answers" issued in November 1995. For additional information regarding adoption of FAS 115 see footnote 1 of the Notes to Consolidated Financial Statements included under Item 8 below.

                     Investment Securities Held to Maturity
                           December 31, 1996 and 1995

                             (Dollars in Thousands)



                                       1996                           1995
                             -------------------------       ---------------------
                               Amortized                    Amortized
                               Cost                 %       Cost               %

U.S. Treasury Securities    $          7         0.0%            7          0.0%
U.S. Government Agencies          11,214         49.3       12,727         58.4
Mortgage Backed Securities         5,023         22.1        2,804         12.9
State and Municipal                6,526         28.6        5,749         26.4
Other                                  0          0.0          513          2.3
                            ------------        -----       ------        -----
  Total Amortized Cost      $     22,770        100.0%      21,800        100.0%
                            ============        =====       ======        =====

        Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                           December 31, 1996 and 1995
                             (Dollars in Thousands)

                                   1996                   1995
                           -------------------    --------------------
                           Amortized  Weighted    Amortized   Weighted
                             Cost      Avg Yld      Cost       Avg Yld
U.S. Treasury Securities
  Within one year          $     0       0.00%    $     0       0.00%
  1 - 5 years                    7       3.67           7       3.64
  5 - 10 years                   0       0.00           0       0.00
                           -------       ----     -------       ----
                           $     7       3.67%    $     7       3.64%
                           =======       ====     =======       ====

U.S. Government Agencies
  Within one year          $   500       5.24%    $ 1,497       6.06%
  1 - 5 years                1,500       5.62       4,497       5.51
  5 - 10 years               6,961       6.55       4,477       6.36
  after 10 years             2,253       6.68       2,256       6.70
                           -------       ----     -------       ----
                           $11,214       6.39%    $12,727       6.08%
                           =======       ====     =======       ====

State & Municipal (1)
  Within one year          $     0       0.0%     $   108       6.44%
  1 - 5 years                1,818       7.67       1,683       7.43
  5 - 10 years               1,909       8.12       2,425       8.03
  after 10 years             2,799       8.65       1,533       9.89
                           -------       ----     -------       ----
  Total                    $ 6,526       8.22%    $ 5,749       8.32%
                           =======       ====     =======       ====
Other Securities
  Within one year          $     0       0.0%     $   513       4.75%
  1 - 5 years                    0       0.00           0       0.00
  5 - 10 years                   0       0.00           0       0.00
  after 10 years                 0       0.00           0       0.00
                           -------       ----     -------       ----
  Total                    $     0       0.00%    $   513       4.75%
                           =======       ====     =======       ====
Mortgage Backed
 Securities
  1 - 5 years              $    12       9.00%    $     0       0.00%
  5 - 10 years                   0       0.00          21       9.00
  after 10 years             5,011       6.68       2,783       6.81
                           -------       ----     -------       ----
  Total                    $ 5,023       6.68%    $ 2,804       6.83%
                           =======       ====     =======       ====


Continued on next page..

Continued from previous page

  Total Yield                              6.87%                6.61%
                                         ======                ======

  Total Amortized Cost     $22,770                $21,800
                           =======                =======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1996 and 1995.


                    Investment Securities Available for Sale
                           December 31, 1996 and 1995

                             (Dollars in Thousands)

                                   1996                   1995
                           -------------------    --------------------
                           Amortized               Amortized
                             Cost         %          Cost         %

U.S. Treasury Securities    $ 7,550       20.8%        8,576      22.4%
U.S. Government Agencies     11,987       33.1        14,000      36.6
Mortgage Backed Securities    9,148       25.2         7,728      20.2
Collateralized Mortgage
  Obligations                 1,280        3.5         1,443       3.8
State and Municipal           5,536       15.3         6,221      16.3
Other                           764        2.1           250       0.7
                            -------      -----        ------     -----
   Total                    $36,265      100.0%       38,218     100.0%
                            =======      =====        ======     ======

Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                           December 31, 1996 and 1995
                             (Dollars in Thousands)

                                      1996                 1995
                            ---------------------   ---------------------
                            Amortized    Weighted   Amortized    Weighted
                               Cost       Avg Yld     Cost       Avg Yld
U.S. Treasury Securities
  Within one year            $ 2,514        4.73%       998       4.73%
  1 - 5 years                  5,036        5.21      7,578       6.11
  5 - 10 years                     0        0.00          0       0.00
                             -------        ----    -------       ----
                             $ 7,550        5.05%   $ 8,576       5.95%
                             =======        ====    =======       ====

U.S. Government Agencies
excluding Mortgage Backed
Securities
  Within one year            $   497        7.22%       750       5.64%
  1 - 5 years                  6,754        6.04      9,996       6.20
  5 - 10 years                 4,736        6.27      3,254       6.26
                             -------        ----    -------       ----
  Total                      $11,987        6.18%    14,000       6.18%
                             =======        ====    =======       ====

Mortgage Backed Securities
  Within one year            $     0        0.00%         0       0.00%
  1 - 5 years                  1,813        6.55      1,572       6.18
  5 - 10 years                 1,659        7.51      2,063       7.22
  after 10 years               5,676        6.89      4,093       7.80
                             -------        ----    -------       ----
  Total                      $ 9,148        6.94%     7,728       7.32%
                             =======        ====    =======       ====


Collateralized Mortgage
Obligations
  After 10 years             $ 1,280        5.67%     1,443       5.92%
                             -------        ----    -------       ----
  Total                      $ 1,280        5.67%     1,443       5.92%
                             =======        ====    =======       ====

State & Municipal (1)
  Less than 1 year               479        8.52%     1,596       8.61
  1 - 5 years                  1,007        8.13      1,948       6.53
  5 - 10 years                 2,317       10.51      2,677       7.94
  after 10 years               1,733        9.03
                             -------        ----    -------       ----
  Total                      $ 5,536        9.44%     6,221       7.67%
                             =======        ====    =======       ====

Continued on next page..

Continued from previous page

                                      1996                 1995
                            ---------------------   ---------------------
                            Amortized    Weighted   Amortized    Weighted
                               Cost       Avg Yld     Cost       Avg Yld
                                             %                      %
Other Securities
Less than 1 year                  425       7.25%
1 - 5 years                       250       9.38          250        9.38
5 - 10 years                       89      11.00
                              -------      -----       ------        ----
Total                         $   764       8.38%         250        9.38%
                              =======      =====       ======        ====

Total Yield                                 6.49%                    6.61%
                                           =====                     ====

  Total amortized cost        $36,265                  38,218
                              =======                  ======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1996 and 1995.

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

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 32.25% of the portfolio maturing in one year or less. In addition, 36.85% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than its local competitors. With offices in five communities, the Bank is somewhat insulated from the effects of major economic disruptions in one community. This geographic diversity affects all types of loans and plays a part in the Bank's risk management.

Each type of loan exhibits unique profiles of risk that could threaten repayment.

Commercial loans, which comprised 52.62% of the portfolio, require an understanding of the customers' business and financial performance. The Bank's commercial customers are primarily small to middle market enterprises. The larger commercial accounts are managed by the Senior Loan Officer. Risks in this category are primarily economic. Shifts in local and regional conditions could have an effect on individual borrowers; but, as previously mentioned, the Bank spreads this risk by serving multiple communities. As with the other categories, these loans are typically collateralized by assets of the borrower. In most situations, the personal assets of the business owners also collateralize the credit.

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

Installment loans comprised 26.72% of the portfolio and are generally collateralized. Given the small dollar exposure on each loan, risk of a significant loss is minimized. Pricing and closely monitoring past dues enhance the Bank's returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 1996 is approximately $14,180.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                           LOAN PORTFOLIO MATURITIES

                               December 31, 1996

                             (Dollars in Thousands)



                                       REMAINING MATURITY
                             -------------------------------------
                                         One -     After
                             One Year    Five      Five
                             or Less     Years     Years     Total

Commercial, financial
  and agricultural           $14,849    14,947     9,764    39,560
Real estate - construction     1,149        95       154     1,398
Real estate - mortgage         1,867     8,112     4,155    14,134
Installment loans to
  individuals                  6,607    11,425     2,059    20,091
                             -------    ------    ------    ------
                  Total      $24,472    34,579    16,132    75,183
                             =======   =======   =======   =======


                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)

                               Pre-
                            determined  Floating
                               Rate      Rate      Total
Commercial, financial
  and agricultural           $11,393    13,318    24,711
Real estate - construction        95       154       249
Real estate - mortgage        10,171     2,096    12,267
Installment loans to
  individuals                 12,034     1,450    13,484

Non-performing Assets: The Corporation adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.

If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for possible loan losses through a charge to the provision for possible loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectable. At December 31, 1996, pursuant to the definition within SFAS 114, the Corporation had no significant impaired loans, other than nonaccrual loans.

The following table sets forth the Corporation's non-performing assets at December 31, 1996 and 1995. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                   Description                                                 1996             1995
                                                                               (Dollars in Thousands)
(A)      Loans accounted for on                                               $ 339             $ 333
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                                                 14                30

(C)      Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the
         borrower.                                                               54                13

(D)      Other non-performing assets                                            147               107
                                                                                ---               ---
                                            Total                               554               483
                                                                                ===               ===



If the loans in (A) above had been current throughout their term, interest income would have been increased by approximately $12,355 and $9,363 for 1996 and 1995, respectively. Of the assets in (D) above, $52,000 in 1996 was other real estate owned (OREO), and $94,891 was repossessed collateral, and in 1995 $81,072 was OREO and $26,367 was repossessed collateral.

As of December 31, 1996, all loans which management had determined were uncollectible were charged to the allowance for possible loan losses.

At December 31, 1996, loans with a total outstanding balance of $2,030,712 were considered potential problem loans. Potential problem loans consist of those loans for which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 1996. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 1996, the Corporation had $9,766,213 of agriculture-related loans. Agriculture loans accounted for $93,269 and $147,661 of nonaccrual loans in 1996 and 1995, respectively.

                        Summary of Loan Loss Experience

                                                    1996        1995        1994
                                                  --------    --------    --------
                                                           (In Thousands)
Average amount of loans
  outstanding, net                                $ 68,446      62,386      55,506
                                                  ========    ========    ========

Allowance for possible loan
  losses, beginning January 1                        1,344       1,252       1,174
                                                  --------    --------    --------
Losses charged off:
  Commercial, financial
     and agricultural                                 (159)         (9)       (269)
  Real estate - mortgage                                (8)        (17)         (3)
  Installment loans to individuals                    (179)       (125)        (66)
                                                  --------    --------    --------
  Total charged off                                   (346)       (151)       (338)


Recoveries during the period:
  Commercial, financial and
    agricultural                                         7          13          71
  Real estate - mortgage                                 8           6           0
  Installment loans to individuals                      60          20          15
                                                  --------    --------    --------
    Total recoveries                                    75          39          86
                                                  --------    --------    --------
    Net loans charged off                             (271)       (112)       (252)

Additions to the allowance
  charged to operations                                171         204         330
                                                  --------    --------    --------
    Total allowance, ending
      December 31                                 $  1,244    $  1,344    $  1,252
                                                  ========    ========    ========

Ratio of net charge offs during
  the period to average loans
  outstanding                                          .40%        .18%        .45%









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

The table below reflects an allocation of the allowance for the years ended December 31, 1996 and 1995. The allocation represents an estimate for each category of loans based upon historical experience and management's judgement. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Management does consider, however, the allowance for loan losses to be adequate for the reported periods.

                                            Loans as a
                          Allowance       percent of total
                       1996      1995     1996      1995
                      ------    -----     -----    -----
Commercial,
Financial &
Agricultural          $  875    1,008      52.6     40.1%

Real Estate -
Construction               0        0       1.9      1.9

Real Estate -
Mortgage                  50      134      18.8     27.0

Installment Loans
to Individuals           319      202      26.7     31.0
                      ------    -----     -----    -----
    Total Allowance   $1,244    1,344     100.0%   100.0%
                      ======    =====     =====    =====


Delinquent Loan Policy: Installment loans are placed on nonaccrual when the loan is three payments past due, and any single-date maturity notes are placed on nonaccrual status when such notes are delinquent for ninety days. Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank. Delinquent commercial loans are placed on nonaccrual status when the loan is 90 days past due.


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

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 1996 and 1995 by category.

                                                  Average
                                                 rate paid
    Deposits            1996       1995       1996        1995
                      --------   --------    -------    -------

Noninterest-bearing
  demand deposits     $ 19,663     18,376          0%         0%
                      ========     ======       ====       ====
Interest-bearing
  deposits:
    Demand            $ 17,356     17,439       2.60%      2.63%
    Savings             14,876     15,631       2.98       2.96
    Time                69,024     62,121       5.34       5.37
                      --------     ------       ----       ----
                      $101,256     95,191       4.52%      4.47%
                      ========     ======       ====       ====


The following shows the amount of time deposits outstanding at December 31, 1996, classified by time remaining until maturity.

                                          $100,000
                                         Certificates                 Other Time
     Maturity                             of deposit                    deposits

Three months or less                        $  8,264                    17,043
Three to six months                            6,133                    14,672
Six to twelve months                           2,740                     9,166
Twelve months to five years                    2,420                    10,383
Over five years                                    0                         0
                                            --------                    ------
                                            $ 19,557                    51,264
                                            ========                    ======

                               Maximum                                         Average
                               Outstanding               Average               interest
                               At Any      Average       Interest   Ending     Rate at
                               Month End   Balance       Rate       Balance    Year-end
                               ----------  -------       --------   -------    --------
                                                (Dollars In Thousands)
1996

Securities sold                  $6,755    6,319          4.64%      6,755          4.86%
under agreements
to repurchase

Other Short Term                 $5,792    1,426          5.46         668          3.98
Borrowings


1995

Securities sold                  $8,691    5,760          4.70       8,691          5.19
under agreements
to repurchase

Other Short Term                 $1,019      642          4.83         172          5.42
Borrowings


Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 1996 and 1995:


                                    1996       1995
                                    ----       ----

Return on average assets             1.03%     .93%
                                    =====    =====
Return on average equity            11.48%   10.62%
                                    =====    =====
Dividend pay-out ratio              35.09%   21.00%
                                    =====    =====
Ratio of average equity
to average assets                    8.98%    8.73%
                                    =====    =====

ITEM 2.  PROPERTIES

The Corporation's bank subsidiary occupies five offices which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton) Monroe County (cities of Monroeville and Frisco City), and Baldwin County (city of Foley), Alabama, with the principal office located in Atmore, Alabama. The office in Atmore is a modern, three story, brick building while the other offices are similar, modern, one story, brick buildings. The subsidiary bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring 2004. The Foley office is leased for a twenty year period, expiring in 2016.


ITEM 3.  LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Corporation or its subsidiary, United Bank, is a party or to which any of their property is subject, which management of the Corporation based upon consultation with legal counsel believes are likely to have a material adverse effect upon the financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Corporation during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS


The Corporation's authorized common shares consist of the following:

(1) 975,000 shares of Class A common stock, $.01 par value per share, of which 516,385 shares were issued and outstanding and held by approximately 480 shareholders of record, as of March 21, 1997.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 21, 1997.


There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends of $1.00 per share in 1996 and $.50 per share in 1995. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of any such dividends. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 12 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in Thousands except per share data)


                                   1996       1995       1994       1993       1992
                                 --------   --------   --------   --------   --------
Income statement data:
  Interest income                $ 11,093     10,495      9,423      9,595     10,615
  Interest expense                  4,952      4,560      3,519      3,431      4,575
                                 --------   --------   --------   --------   --------
  Net interest income               6,141      5,934      5,904      6,164      6,040
  Provision for possible
    loan losses                       171        204        330        600      1,627
                                 --------   --------   --------   --------   --------

  Net interest income after
     provision for possible
    loan losses                  $  5,970      5,731      5,574      5,564      4,413
                                 ========   ========   ========   ========   ========

  Investment securities gains/
    losses, net                  $     35         32         14        831        428
                                 ========   ========   ========   ========   ========

  Net Earnings                   $  1,473      1,230        825      1,370        893
                                 ========   ========   ========   ========   ========

Balance sheet data:
  Total assets                   $145,278    140,466    131,809    126,780    128,975
                                 ========   ========   ========   ========   ========

  Total loans, net               $ 73,002     62,603     59,094     50,919     54,720
                                 ========   ========   ========   ========   ========

  Total deposits                 $123,075    117,743    114,065    108,638    113,352
                                 ========   ========   ========   ========   ========

  Total stockholders'
    equity                       $ 13,263     12,398     10,671     11,283     10,079
                                 ========   ========   ========   ========   ========

Per share data:
  Net earnings
    per share                    $   2.85       2.38       1.70       2.83       1.84
                                 ========   ========   ========   ========   ========

  Cash dividends per
    share                        $   1.00        .50        .50        .50       1.00
                                 ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review is presented to provide an analysis of the consolidated results of operations of the Corporation and its subsidiary. This review should be read in conjunction with the consolidated financial statements included under Item 8.



                             SUMMARY OF OPERATIONS

The Corporation's 1996 net income was $1,473,027, as compared to a net income in 1995 of $1,230,362. Average net interest spread declined by .20% from 4.19% in 1995 to 3.99% in 1996. The decline in average net interest spread, offset by an increase in average interest earning assets from $123,133,000 in 1995 to $132,988,000 in 1996, produced a $206,192 increase in net interest income in 1996. Noninterest income increased by $48,966 from $1,156,686 in 1995 to $1,205,652 in 1996. Most of this increase is attributed to the sale of other real estate owned that had been written down in a prior period. The provision for loan losses in 1996 was $171,000 as compared to $204,000 in 1995. Noninterest expenses for 1996 decreased $85,356 from $5,155,026 in 1995 to $5,069,670 in 1996. This decrease is attributed to lower litigation expenses in 1996.

The Corporation's 1995 net income was $1,230,362, as compared to a net income in 1994 of $824,549. Average net interest spread declined by .35% from 4.54% in 1994 to 4.19% in 1995. The decline in average net interest spread, offset by an increase in average interest earning assets from $118,919,000 in 1994 to $123,133,000 in 1995, produced a $29,909 increase in net interest income in 1995. Noninterest income decreased by $71,611 from $1,228,297 in 1994 to $1,156,686 in 1995. Most of this decrease is attributed to the decrease in other noninterest income from $245,614 in 1994 to $127,830 in 1995. The provision for loan losses in 1995 was $204,000 as compared to $330,000 in 1994. Noninterest expenses for 1995 decreased $500,515 from $5,655,541 in 1994 to $5,155,026 in 1995. This decrease was due to settlement of litigation in 1994 and the reduction in the FDIC premiums.

                              NET INTEREST INCOME
                             (Dollars in Thousands)

                                      1996     1995     1994
                                     ------   ------   ------

Interest income (1)...............  $11,347   10,745    9,651
Interest expense..................  $ 4,952    4,560    3,519
                                    -------   ------   ------
   Net interest income ...........    6,395    6,135    6,132
Provision for possible
   loan losses ...................      171      204      330
                                    -------   ------   ------
Net interest income after
   provision for possible
   loan losses on a Tax Equivalent
   basis .........................    6,224    5,981    5,802
Less:  Tax Equivalent
   adjustment ....................      254      250      228
                                    -------   ------   ------
Net interest income after
   provision for possible
   loan losses....................  $ 5,970    5,731    5,574
                                    =======   ======   ======



(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 1996, 1995, and 1994.

Total interest income (on a full Federal tax equivalent basis) increased to $11,347,000 in 1996, from $10,745,000 in 1995, an increase of $602,000, or
5.60%. Of this increase 152.57% is due to the average earning assets increasing $9,855,000 while lower rates caused a 52.56% decrease in interest income. Average loans increased $6,060,000 while the average rate paid decreased .31%. The average interest rate (FTE) earned on all interest-earning assets in 1996 decreased to 8.53% from 8.68% in 1995. The interest rate spread decreased from 4.19% in 1995 to 3.99% in 1996, as interest rates remained stable on interest bearing liabilities, but competition forced lower rates on loans. Average taxable investment securities for 1996 were $51,983,000, as compared to $48,928,000 for 1995, an increase of $3,055,000, or 6.24%. Average tax-exempt investment securities increased $2,633,000, or 4.04%, to $9,150,000 in 1996 from $6,517,000 in 1995. The average volume of federal funds sold decreased to $3,306,000 in 1996 from $5,197,000 in 1995, a decrease of $1,891,000 or 36.38%.
Average interest earning deposits with other financial institutions decreased to $103,000 in 1996, from $105,000 in 1995.

Total interest expense increased $392,000, or 8.60% to $4,952,000 in 1996, from $4,560,000 in 1995. This increase was primarily due to the increase in average interest bearing liabilities. The average rate paid on interest-bearing liabilities in 1996 was 4.54% as compared to 4.49% in 1995. Average interest-bearing liabilities increased to $109,001,000 in 1996, from $101,593,000 in 1995, an increase of $7,408,000, or 7.29%. Average savings and interest- bearing demand deposits decreased $838,000 or 2.60% to $32,232,000 in 1996, from $33,070,000 in 1995. Average time deposits increased to $69,024,000 in 1996, from $62,121,000 in 1995, an increase of $6,903,000, or 11.11%. The average rate paid on time deposits decreased to 5.34% in 1996 from 5.37% in 1995. The increase in time deposits during 1996 was due to the fact that the Bank opened up into new markets and sought deposits more aggressively in all markets.

Total interest income (on a full Federal tax equivalent basis) increased to $10,745,000 in 1995, from $9,651,000 in 1994, an increase of $1,094,000, or
11.34%. This increase is primarily due to the average earning assets increasing $4,214,000. Average loans increased $6,880,000 while the average rate paid increased .70%. The average interest rate (FTE) on all interest-earning assets earned in 1995 rose to 8.68% from 8.08% in 1994. The interest rate spread decreased from 4.54% in 1994 to 4.19% in 1995, as interest rates increased more rapidly on interest bearing liabilities than interest earning assets. Average taxable investment securities for 1995 were $48,928,000, as compared to $53,903,000 for 1994, a decrease of $4,975,000, or 9.23%. The shift from investments to loans was due to an increase in the Bank's loan demand. Average tax-exempt investment securities increased $682,000, or 11.68%, to $6,517,000 in 1995 from $5,835,000 in 1994. The average volume of federal funds sold increased to $5,197,000 in 1995 from $3,508,000 in 1994, an increase of $1,689,000 or 48.15%. Average interest earning deposits with other financial institutions decreased to $105,000 in 1995, from $167,000 in 1994.

Total interest expense increased $1,041,000, or 29.62% to $4,560,000 in 1995, from $3,519,000 in 1994. This increase was primarily due to rising interest rates during 1995. The average rate paid on interest-bearing liabilities in 1995 was 4.49% as compared to 3.54% in 1994. Average interest-bearing liabilities increased to $101,593,000 in 1995, from $99,498,000 in 1994, an increase of $2,095,000, or 2.11%. Average savings and interest-bearing demand deposits decreased $3,795,000 or 10.29% to $33,070,000 in 1995, from
$36,865,000 in 1994. Average time deposits increased to $62,121,000 in 1995, from $57,904,000 in 1994, an increase of $4,217,000, or 7.28%. The average rate paid on time deposits increased to 5.37% in 1995 from 4.00% in 1994. The reason for the increase in time deposits during 1995 was that the interest rate on savings became less attractive than the interest paid on time deposits as interest rates rose; therefore, customers chose the higher interest rate investment available.

                           PROVISION FOR LOAN LOSSES

The provision for possible loan losses for the year ended December 31, 1996 was $171,000, as compared to $204,000 in 1995, a decrease of $33,000, or 16.18%.
This decrease in provision reflects improved trends and maintains the allowance at a level that is determined to be adequate by management, and approved by the Board of Directors of the subsidiary bank.

Loans charged-off in 1996 increased to $345,750, from $150,896 in 1995, an increase of $194,854. Recoveries of charged-off loans in 1996 were $74,571, an increase of $35,588 as compared to $38,983 in 1995. Net charged-off loans for 1996 were $271,179, as compared to $111,913 for 1995, an increase of $159,266.
This increase is due to several unrelated borrowers filing bankruptcy in 1996. The allowance for possible loans losses at December 31, 1996 represents 1.65% of gross loans, as compared to 2.07% at year end 1995. Loans on which the accrual of interest had been discontinued or reduced amounted to $339,016 on December 31, 1996, as compared to $333,002 at year end 1995.

The provision for possible loan losses for the year ended December 31, 1995 was $204,000, as compared to $330,000 in 1994, a decrease of $126,000, or 38.18%.
This decrease in provision reflected improved trends in past due percentages and maintains the allowance at a level that is determined to be adequate by management, and approved by the Board of Directors of the subsidiary bank.

Loans charged-off in 1995 decreased to $150,896, from $338,666 in 1994, a decrease of $187,770. Recoveries of charged-off loans in 1995 were $38,983, a decrease of $47,239 as compared to $86,222 in 1994. Net charged-off loans for 1995 were $111,913, as compared to $252,444 for 1994, a decrease of $140,531.
This decrease was a result of improved asset quality in the bank. The allowance for possible loan losses at December 31, 1995 represented 2.07% of gross loans, as compared to 2.04% at year end 1994. Loans on which the accrual of interest had been discontinued or reduced amounted to $333,002 on December 31, 1995, as compared to $162,844 at year end 1994.

While it is the Corporation's policy to charge-off loans on which a loss is considered probable, there also exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Corporation, such as the state of the economy, management's judgment as to the adequacy of the provision is necessarily approximate and imprecise. Adjustments to the provision for loan losses and the allowance for loan losses may also be required by the FDIC or the Alabama Superintendent of Banks in the course of their examinations of the Corporation's banking subsidiary where the regulators make credit evaluations different from those of management. Accordingly, no assurances can be given that continued evaluations of the loan portfolio in light of economic conditions then prevailing, results of upcoming regulatory examinations and other factors will not require significant future additions to the allowance, thus necessitating sizable charges to income.

                               NONINTEREST INCOME

                                   1996        1995         1994
                                 ---------   ---------   ---------
Service charges on
   deposits..................   $  931,932     908,838     872,299
Commission - credit
   life insurance............       55,250      88,151      96,234
Investment securities
   gains, net ...............       34,964      31,867      14,150
Other........................      183,506     127,830     245,614
                                 ---------   ---------   ---------
         Total...............   $1,205,652   1,156,686   1,228,297
                                 =========   =========   =========


Total noninterest income increased $48,966 or 4.23%, to $1,205,652 in 1996, as compared to $1,156,686 in 1995. Net gains on sale of investment securities during 1996 totalled $34,964, as compared to a gain of $31,867 in 1995. In 1996, the Corporation sold some available for sale investment securities in order to fund growing loan demand.

Service charge income increased to $931,932 in 1996, from $908,838 in 1995, an increase of $23,094, or 2.54%. This slight increase is due to a change in charges on overdraft checking accounts, for which new charges were implemented to help cover the cost of these unsecured credits. Commissions on credit life insurance decreased $32,901, or 37.32%, to $55,250 in 1996, from $88,151 in
1995. Other income increased to $183,506 in 1996, from $127,830 in 1995, an increase of $55,676, or 43.56%. The increase in other income in 1996 was attributable to the sale of other real estate owned that had been written down in previous years. The property was sold at a profit of $55,000.


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

Service charge income increased to $908,838 in 1995, from $872,299 in 1994, an increase of $36,539, or 4.19%. This slight increase was due to a change in the calculation of analysis charges on certain checking accounts. Commissions on credit life insurance decreased $8,083, or 8.40%, to $88,151 in 1995, from $96,234 in 1994. Other income decreased to $127,830 in 1995, from $245,614 in
1994, a decrease of $117,784, or 47.95%. The decrease in other income in 1995 was attributable to a dividend from Risk Associates of approximately $60,000, and the recognition of deferred income on the sale of other real estate owned of $66,000, each of which occurred in 1994 and not in 1995.

                              NONINTEREST EXPENSE


                           1996         1995          1994
                        ----------    ---------    ---------
Salaries and benefits   $2,679,582    2,480,015    2,448,150
Net occupancy              736,551      638,798      590,890
Other                    1,653,537    2,036,213    2,616,501
                        ----------    ---------    ---------
Total                   $5,069,670    5,155,026    5,655,541
                        ==========   ==========   ==========

Total noninterest expense decreased $85,356, or 1.66%, to $5,069,670 in 1996, from $5,155,026 in 1995. Other expense decreased to $1,653,537 in 1996, from $2,036,213 in 1995, a decrease of $382,676, or 23.14%. Legal fees associated with pending litigation, bankruptcy filings and regulatory matters decreased $56,490 in 1996. Miscellaneous losses decreased $413,614 due to decreased litigation cost. Supplies increased $35,442 as the bank expanded into Baldwin County. This expansion also caused marketing expenses to increase $40,981 for the year.

Income tax expense for 1996 was $632,849 as compared to $502,000 in 1995. Net earnings per share in 1996 were $2.85, as compared to a net earnings per share of $2.38 in 1995. Return on average assets for 1996 was 1.03%, as compared to
 .93% in 1995. Return on average equity was 11.48% in 1996, as compared to 10.62% in 1995.

Total noninterest expense decreased $500,515, or 8.85%, to $5,155,026 in 1995, from $5,655,541 in 1994. Other expense decreased to $2,036,213 in 1995, from $2,616,501 in 1994, a decrease of $580,288, or 22.17%. Legal fees associated with pending litigation, bankruptcy filings and regulatory matters decreased $222,908 in 1995. Miscellaneous losses decreased $286,543 due to decreased litigation cost. Other data processing fees increased $162,944, because of payments to a third party service center for 12 months in 1995 as opposed to 3 months in 1994. FDIC insurance decreased $115,395, because of the BIF fund becoming fully capitalized in May of 1995 and a corresponding reduction in premium assessments.

Income tax expense for 1995 was $502,000 as compared to $323,000 in 1994. Net earnings per share in 1995 were $2.38, as compared to net earnings per share of $1.70 in 1994. Return on average assets for 1995 was .93%, as compared to .64% in 1994. Return on average equity was 10.62% in 1995, as compared to 7.36% in 1994.

                              LOANS AT DECEMBER 31

                                1996           1995          1994
                             -----------    ----------    ----------
Commercial, financial
   and agricultural          $39,560,385    26,082,499    29,236,390
Real Estate - construction     1,398,013     1,230,498     1,337,971
Real Estate - mortgage        14,133,902    17,563,219    13,753,675
Installment loans to
   individuals                20,091,315    20,185,236    17,061,301
                             -----------    ----------    ----------
                             $75,183,615    65,061,452    61,389,337
                             ===========   ===========   ===========


Total loans increased to $75,183,615 at December 31, 1996, from $65,061,452 at year end 1995, an increase of $10,122,163, or 15.56%. Commercial, financial and agricultural loans increased to $39,560,385 at year end 1996, from $26,082,499 at December 31, 1995. Most of the increase can be attributed to the opening of a new branch in Foley, an expansion, and more competitive pricing in present markets. Installment loans to individuals decreased to $20,091,315 at December 31, 1996, from $20,185,236 at year end 1995, a decrease of $93,921, or .47%.
The ratio of loans to deposits on December 31, 1996, was 61.08%, as compared to 55.26% in 1995.

Total loans increased to $65,061,452, at December 31, 1995, from $61,389,337 at year end 1994, an increase of $3,672,115, or 5.98%. Commercial, financial and agricultural loans decreased to $26,082,499 at year end 1995, from $29,236,390 at December 31, 1994. Most of the decrease of $3,153,891 can be attributed to repayments on two major loans in the last half of the year. Installment loans to individuals increased to $20,185,236 at December 31, 1995, from $17,061,301 at year end 1994, an increase of $3,123,935, or 18.31%. This increase was the result of more emphasis being placed on consumer loans bankwide, including hiring of new personnel and expansion of banking hours to make them more accessible for customers. The ratio of loans, excluding bankers acceptances and commercial paper, to deposits on December 31, 1995, was 55.26%, as compared to 53.79% in 1994.

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

As of December 31, 1996, the Corporation's liquidity was adequate. The corporation relies primarily on the Bank for its liquidity needs. In addition to $650,000 in federal funds sold, the Bank's cash and due from banks also had a balance of $8,139,453. At December 31, 1996 the loan to deposit ratio was 61.08%. The Bank does not foresee any future problems with liquidity, but if needed, it has a federal funds line of credit that totals $10,500,000 and a line of credit from the Federal Home Loan Bank of $8,500,000. The Corporation's bank subsidiary has an Asset and Liability Committee which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities produced $3,376,144 in cash in 1996, with the majority of this coming from a net increase in deposits. The investing activities of the Corporation used $10,219,354 of the cash flows of the Bank. Of this use of cash, $10,620,487 was the net outflow into the loan portfolio. Investments maturing and proceeds from sales helped to fund these additional loans. Operations provided $1,857,278 in cash flows for the year ended December 31, 1996.

                       Interest Rate Sensitivity Analysis
                             Year Ended December 31

                                      1996

                                Three       Three
                                Months      To Six      Six Months  1 - 5      5 Years
                                Or Less     Months      to One Year Years      Or After    Total
                                --------    --------    ----------- --------   --------   --------
Earning Assets:
Loans, net of unearned
  income                        $ 20,639       2,395       1,438      34,579     16,132     75,183
Taxable securities AFS                 0         601       2,835      13,853     14,937     32,226
Tax exempt securities AFS            130           0           0         906      3,003      4,039
Taxable securities HTM               500           0           0       1,519     14,225     16,244
Tax exempt securities HTM              0           0           0       1,818      4,708      6,526
Federal Funds Sold                   650           0           0           0          0        650
Interest bearing deposits
  with other banks                     0           0           0         102          0        102
                                --------    --------    --------    --------   --------   --------
TOTAL Interest Earning Assets   $ 21,919       2,996       4,273      52,777     53,005    134,970
                                ========    ========    ========    ========   ========   ========


Interest Earning Liabilities
Demand Deposits                 $      0           0           0           0     18,455     18,455
Savings Deposits                       0           0           0           0     14,473     14,473
Certificates of Deposit less
  than $100,000                   17,043      14,672       9,166      10,383          0     51,264
Certificates of Deposit
  greater than $100,000            8,264       6,133       2,740       2,420          0     19,557
Federal Funds Purchased and
  securities sold under
  agreement to repurchase          6,755           0           0           0          0      6,755
Other Short Term Borrowings          668           0           0           0          0        668
                                --------    --------    --------    --------   --------   --------
TOTAL Interest Bearing          $ 32,730      20,805      11,906      12,803     32,928    111,172
                                ========    ========    ========    ========   ========   ========
   Liabilities

Non Interest Bearing Source            0           0           0           0     19,973     19,973
  of Funds
                                --------    --------    --------    --------   --------   --------
Interest Sensitivity Gap         (10,811)    (17,809)     (7,633)     39,974        104      3,825

Cumulative Gap                               (28,620)    (36,253)      3,721      3,825

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of interest rates on the Corporation's performance. Therefore, interest rate shock scenarios are performed. In a rising interest rate shock scenario, the prime rate is assumed to increase 200 basis points over the next twelve months. In the falling interest rate shock case, the prime rate is assumed to drop 200 basis points over the next twelve months. The projected net interest margin in a stable interest rate environment is 4.75%, as compared to 4.86% in a rising rate scenario and 4.61% in a falling rate scenario. Management considers these interest rate movements to be worst case scenarios. Any business or strategic plans the Corporation may implement in a rising or falling rate environment are not taken into account in developing interest rate scenarios.


                               CAPITAL RESOURCES

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 1996 was 8.98% as compared to 8.73% in 1995. Total stockholders equity on December 31, 1996 was $13,263,049, an increase of $865,511, or 6.98%, from
$12,397,538 at year end 1995. The Corporation's net operating profit during 1996, less dividends of $516,386 declared to stockholders, plus the FAS 115 adjustment of $91,130, accounted for this increase. The Corporation's bank subsidiary, United Bank, had risk based capital of $13,980,000, or 16.63%, at December 31, 1996, well above the minimum risk based capital requirement of $6,725,000 or 8.0%. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 are included in the following pages shown in the index below.


         Index to Financial Statements                                                  Page(s)

         Independent Auditors' Report                                                     F1

         Consolidated Balance Sheets on December 31,
                  1996 and 1995                                                           F2

         Consolidated Statements of Operations for
                  the years ended December 31, 1996, 1995,
                  and 1994                                                                F4

         Consolidated Statements of Stockholders'
                  Equity for the years ended December 31,
                  1996, 1995, and 1994                                                    F5

         Consolidated Statements of Cash Flows for
                  the years ended December 31, 1996, 1995,
                  and 1994                                                                F7

         Notes to Consolidated Financial
                  Statements - December 31, 1996, 1995,
                  and 1994                                                                F10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name of each nominee and each director of the Corporation continuing in office after the Stockholders' Meeting, a description of his position and offices, if any, with the Corporation and its subsidiaries, a brief description of his principal occupation during at least the last five years, and certain other information, including his age. Each such director and each nominee is a director of United Bank. David D. Swift is the nephew of Claude S. Swift.

                           DIRECTOR   DATE TERM AS   PRINCIPAL OCCUPATION
NAME AND AGE                SINCE   DIRECTOR EXPIRES     DURING PAST FIVE
                                                         YEARS
L. Walter Crim (51)          1997    May 1997*       Owner, Central Farm
                                                     Supply

H. Leon Esneul (61)          1993    May 1997*       Chairman of the Board
                                                     of the Corporation;
                                                     pecan grower;
                                                     managing partner of
                                                     the Doris Company.

Robert R. Jones, III         1992    May 1999        President of the
(45)                                                 Corporation since
                                                     May,1993; Executive
                                                     Vice President of the
                                                     Corporation from July,1992
                                                     to May 1993; President and
                                                     Chief Executive Officer of
                                                     United Bank since July,1992.

William J. Justice           1991    May 1997*       Vice Chairman of the
 (57)                                                Board of United Bank;
                                                     Pharmacist, President
                                                     and Chief Executive
                                                     Officer, Greenlawn
                                                     Pharmacy.

Bobby W. Sawyer (43)         1993     May 1999       President, Hammer,
                                                     Inc., construction
                                                     company.

Claude S. Swift (69)         1994     May 1998       Chairman of the Board
                                                     of United Bank;
                                                     President, Swift
                                                     Logging Co., Inc.

David D. Swift (46)          1995    May 1998        Secretary, Swift
                                                     Lumber Inc.;
                                                     Secretary, Swift
                                                     Supply, Inc.;
                                                     Partner, Palustris
                                                     Products, Ltd.



         *      nominee for election for a term expiring in the year 2000


         The following table lists the executive officers of the Corporation and the respective positions held by them in the Corporation. Each is a director of the Corporation, except for Mitchell D. Staples, and information regarding their other business experience during the past five years and certain other information is set forth under the caption "ELECTION OF DIRECTORS" above. Mr. Staples, age 35, has been the Controller and Cashier of United Bank from October 1992 to present; previously, he was Controller at United Savings Bank, Anniston, Alabama.


       NAME                                        POSITION
       ----                                        --------
       Robert R. Jones, III                        President

       H. Leon Esneul                        Chairman of the Board

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

ITEM 11. EXECUTIVE COMPENSATION

         Officers of the Corporation, and directors who also serve as directors or officers of United Bank, are remunerated by United Bank. The following Summary Compensation Table sets forth certain information concerning compensation to Robert R. Jones, III, the only executive officer of the Corporation who received total annual salary and bonus for 1996 exceeding $100,000.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                              ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY     BONUS      COMPENSATION
Robert R. Jones, III            1996  $110,250   $23,654      $19,986(1)
President of the Corporation;   1995   105,000    21,764       18,659
President of United Bank        1994   100,000    21,441       18,664

---------------

         (1) Includes $7,638 contributed on behalf of Mr. Jones as a supplemental benefit pursuant to an Executive Compensation Agreement; $456 premium reimbursed by United Bank on a long-term disability insurance policy for Mr. Jones;
                  $1,345 contributed by United Bank for the account of Mr. Jones pursuant to United Bank's 401(k) Employee Incentive
                  Savings Plan (the "401(k) Plan"); $5,350 in          fees for
                  attendance at meetings of United Bank's Board of Directors; and $5,197 in profit-sharing payments made in 1996 for services in 1995.

         No fees are paid to directors of the Corporation for their services as such. Since all of the Corporation's directors also serve as directors of United Bank, they are compensated for their services to United Bank. See "Executive Compensation" above for information regarding compensation paid to executive officers of the Corporation.

         During 1996 all current directors of the Corporation also served as directors of United Bank. Each director of United Bank received a standard fee for such service of $3,500 ($4,700 for United Bank Board Chairman Claude S. Swift); $100 for each Joint Loan Committee meeting attended; and $50 for each additional committee meeting attended, with a maximum of $50 per day for additional meetings. In 1996, United Bank's Board of Directors held a total of 14 meetings: 12 monthly and two special.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 21, 1997, no single person or entity owned of record or, to the knowledge of the Corporation, was deemed to own beneficially, more than 5% of the outstanding shares of Class A Stock.

         The table below sets forth, as of March 21, 1997, the number of shares of Class A Stock owned by each director and by all executive officers and directors as a group.

                                                                 PERCENTAGE
                                       AMOUNT AND NATURE OF    OF OUTSTANDING
                  NAME                 BENEFICIAL OWNERSHIP    CLASS A STOCK

                  L. Walter Crim                616(1)             *

                  H. Leon Esneul             13,604(2)            2.63%

                  Robert R. Jones, III        3,109(3)             *

                  William J. Justice          4,638(4)             *

                  Bobby W. Sawyer             3,132(5)             *

                  Mitchell D. Staples            10(6)             *

                  Claude S. Swift            25,599(7)            4.96%

                  David D. Swift              6,493               1.26%

                  All executive officers     57,201(1)(2)(3)(4)  11.08%
                  and directors as a             (5)(6)(7)
                  group (8 persons)

--------------------------

*        less than 1%

(1)      Includes 168 shares owned jointly with his children.

(2) Includes 300 shares owned by The Doris Company; and 5,000 shares owned by his wife, as to which shares Mr. Esneul disclaims beneficial ownership.

(3) Includes 2,045 shares owned jointly with his wife; 32 shares owned jointly with his son; 500 shares owned by United Bank as an Individual Retirement Account; 500 shares owned by United Bank as an Individual Retirement Account for his wife; and 32 shares owned jointly by his wife and his daughter.

(4) Includes 2,368 shares owned jointly with his wife; 1,098 shares owned by his wife, as to which shares Mr. Justice disclaims beneficial ownership; and 106 shares owned by Mr. Justice for his granddaughter.

(5) Owned jointly with his wife.

(6) Owned jointly with his wife.

(7) Includes 21,333 shares owned jointly with his wife; and 4,266 shares owned by his wife, as to which shares Mr. Swift disclaims beneficial ownership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some Corporation and United Bank directors, officers, and principal stockholders, and their associates and immediate families were customers of, or had transactions with, subsidiaries of the Corporation in the ordinary course of business during 1996. In addition, some Corporation and United Bank directors are directors, officers, trustees, or principal security holders of corporations or other organizations that were customers of, or had transactions with, the Corporation or its subsidiaries in the ordinary course of business during 1996.

United Bank has issued loans outstanding on behalf of directors, officers, and principal shareholders, and their associates and immediate families, in the aggregate amount of $2,284,315, representing approximately 17.2% of the Corporation's shareholders' equity as of December 31, 1996. All outstanding loans and other transactions with the Corporation's, and its subsidiaries', directors, officers, and principal shareholders, and their associates and immediate families, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and when made did not involve more than the normal risk of collectibility or present other unfavorable features. In addition to banking and financial transactions, the Corporation and its subsidiaries may have had additional transactions with, or may have used products or services of, various organizations of which directors of the Corporation or its subsidiaries are directors, officers, or principal shareholders. The amounts involved in such noncredit transactions have in no case been material in relation to the business of the Corporation and its subsidiaries or to such other organizations.

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

        10.1 Form of Executive Compensation Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1992).*

          21      Subsidiary of the Registrant.

          27      Financial Data Schedule.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED BANCORPORATION OF ALABAMA, INC.
                                 (Registrant)

                                 BY:/s/ Robert R. Jones, III
                                    ------------------------------
                                    Robert R. Jones, III
                                    President and Chief Executive Officer
                                    March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                        CAPACITY IN WHICH SIGNED                          DATE


/s/  Robert R. Jones, III           President, Chief                            March 21, 1997
-------------------------           Executive Officer, and
     Robert R. Jones, III           Director



/s/  Mitchell D. Staples            Treasurer                                   March 21, 1997
-------------------------           (principal financial and
     Mitchell D. Staples            principal accounting
                                    officer)


                                    Director                                    March 21, 1997
-------------------------
     Elam P. Fayard


/s/  H. Leon Esneul                 Director                                    March 21, 1997
-------------------------
     H. Leon Esneul


/s/  David D. Swift                 Director                                    March 21, 1997
--------------------------
     David D. Swift


/s/  William J. Justice             Director                                    March 21, 1997
-------------------------
     William J. Justice


/s/  Bobby W. Sawyer                Director                                    March 21, 1997
-------------------------
     Bobby W. Sawyer


/s/  Claude S. Swift                Director                                    March 21, 1997
-------------------------
     Claude S. Swift


Supplemental Information to Be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The annual report to shareholders covering the registrant's last fiscal year and the proxy statement, form of proxy and other proxy soliciting material with respect to the registrant's 1997 annual meeting of shareholders are to be furnished to shareholders subsequent to the filing of this Annual Report on Form 10-K. Four copies of such report and proxy material will be furnished to the Commission when sent to security holders.

INDEX TO EXHIBITS


Exhibit                                                               Page

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

 21               Subsidiary of the registrant                          E2

 27               Financial Data Schedule
                  (omitted from this conforming copy)





                                       E1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP


Birmingham, Alabama
February 14, 1997

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995


                      Assets                                       1996           1995
                                                              ------------    -----------
Cash and due from banks (note 2)                              $  8,139,453      6,225,385
Federal funds sold                                                 650,000      7,550,000
                                                              ------------    -----------
         Cash and cash equivalents                               8,789,453     13,775,385

Interest-earning deposits with other financial institutions        102,548        103,897

Investment securities available for sale (note 3)               36,308,703     38,413,968

Investment securities held to maturity (fair value
   of $22,555,998 and $21,758,613 at December 31,
   1996 and 1995, respectively) (note 3)                        22,770,332     21,799,988

Loans (note 4)                                                  75,183,615     65,061,452
Less:  Unearned income                                             937,725      1,114,870
       Allowance for loan losses                                 1,243,457      1,343,636
                                                              ------------    -----------
         Net loans                                              73,002,433     62,602,946

Premises and equipment, net (note 5)                             2,012,227      1,667,135
Interest receivable                                              1,595,968      1,703,031
Other real estate, net (note 6)                                     52,000         81,072
Other assets                                                       644,745        318,799
                                                              ------------    -----------
         Total assets                                         $145,278,409    140,466,221
                                                              ============    ===========




                                                                    (Continued)


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

                           December 31, 1996 and 1995


        Liabilities and Stockholders' Equity                 1996             1995
                                                             ----             ----
Deposits (note 7):
   Noninterest bearing                                    $ 19,973,202     20,117,028
   Interest bearing                                        103,102,366     97,625,844
                                                          ------------    -----------
         Total deposits                                    123,075,568    117,742,872

Securities sold under agreements to repurchase (note 8)      6,754,899      8,690,856
Treasury, tax and loan account                                 668,307        172,516
Accrued expenses and other liabilities (note 9)              1,516,586      1,462,439
                                                          ------------    -----------
         Total liabilities                                 132,015,360    128,068,683

Stockholders' equity (notes 12, 16 and 17):
   Class A common stock.  Authorized 975,000
      shares of $.01 par value; 548,160 shares
      issued and outstanding                                     5,482          5,482
   Class B common stock of $.01 par value
      Authorized 250,000 shares; no shares
      issued and outstanding                                      --             --
   Preferred stock of $.01 par value
      Authorized 250,000 shares; no shares
      issued and outstanding                                      --             --
   Surplus                                                   3,476,518      3,476,518
   Retained earnings                                        10,220,356      9,263,715
   Net unrealized gain on investment securities
      available for sale                                        26,283        117,413
                                                          ------------    -----------
                                                            13,728,639     12,863,128
   Less 31,775 treasury shares at cost                         465,590        465,590
                                                          ------------    -----------
         Total stockholders' equity                         13,263,049     12,397,538

Commitments and contingencies (notes 13 and 14)
                                                          ------------    -----------
         Total liabilities and stockholders' equity       $145,278,409    140,466,221
                                                          ============    ===========




See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Operations

                 Years Ended December 31, 1996, 1995, and 1994

                                                       1996          1995           1994
                                                       ----          ----           ----
Interest income:
  Interest and fees on loans                       $ 7,147,823     6,703,530     5,575,903
  Interest on investment securities:
      Taxable                                        3,255,448     3,107,793     3,272,913
      Nontaxable                                       492,920       374,785       365,449
                                                   -----------     ---------     ---------
         Total interest on investment securities     3,748,368     3,482,578     3,638,362
                                                   -----------     ---------     ---------

  Other interest income                                196,972       309,007       209,053
                                                   -----------     ---------     ---------
         Total interest income                      11,093,163    10,495,115     9,423,318

Interest expense:
  Interest on deposits (note 7)                      4,581,252     4,226,361     3,349,242
  Interest on other borrowed funds                     371,017       334,052       169,283
                                                   -----------     ---------     ---------
         Total interest expense                      4,952,269     4,560,413     3,518,525
                                                   -----------     ---------     ---------

         Net interest income                         6,140,894     5,934,702     5,904,793

Provision for loan losses (note 4)                     171,000       204,000       330,000
                                                   -----------     ---------     ---------
         Net interest income after
           provision for loan losses                 5,969,894     5,730,702     5,574,793

Noninterest income:
  Service charges on deposits                          931,932       908,838       872,299
  Commissions on credit life insurance                  55,250        88,151        96,234
  Investment securities gains, net (note 3)             34,964        31,867        14,150
  Other                                                183,506       127,830       245,614
                                                   -----------     ---------     ---------
         Total noninterest income                    1,205,652     1,156,686     1,228,297
                                                   -----------     ---------     ---------

Noninterest expense:
  Salaries and benefits (note 10)                    2,679,582     2,480,015     2,448,150
  Net occupancy expense                                736,551       638,798       590,890
  Other (note 15)                                    1,653,537     2,036,213     2,616,501
                                                   -----------     ---------     ---------
         Total noninterest expense                   5,069,670     5,155,026     5,655,541
                                                   -----------     ---------     ---------

         Earnings before income taxes                2,105,876     1,732,362     1,147,549
Income tax expense (note 9)                            632,849       502,000       323,000
                                                   -----------     ---------     ---------
         Net earnings                              $ 1,473,027     1,230,362       824,549
                                                   ===========     =========     =========
Earnings per share                                 $      2.85          2.38          1.70
                                                   ===========     =========     =========
Weighted average shares outstanding                    516,385       516,385       484,275
                                                   ===========     =========     =========


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1996, 1995 and 1994

                                                                                               Net
                                                                                           unrealized
                                                                                              gain
                                                                                           (loss) on
                                                                                           investment
                                                                                           securities                    Total
                                                    Common                   Retained       available      Treasury   stockholders'
                                      Shares         stock      Surplus      earnings        for sale        stock       equity
                                      ------         -----      -------      --------        --------        -----       ------
Balance December 31, 1993            548,160   $     5,482     3,476,518     8,309,569             --       (508,590)    11,282,979
  Net earnings 1994                       --            --            --       824,549             --             --        824,549
  Cash dividends declared
     ($.50 per share)                     --            --            --      (257,118)            --             --       (257,118)
  Effect of adoption of FASB
     Statement No. 115, Account-
     ing for Certain Investments
     in Debt and Equity Securities        --            --            --            --        491,437             --        491,437
  Change in unrealized gain (loss)
     on investments securities
     available for sale, net of
     change in deferred tax               --            --            --            --     (1,128,723)            --     (1,128,723)
  Purchase of treasury stock              --            --            --            --             --       (539,280)      (539,280)
  Stock dividend (1 to 15):
     29,960 at $18                        --            --            --      (539,280)            --        539,280             --
     2,150 at $20                         --            --            --       (43,000)            --         43,000             --
  Cash paid in lieu of fractional
     shares                               --            --            --        (3,175)            --             --         (3,175)
                                    ----------    ----------    ----------   ----------     ----------     ----------     ----------
Balance December 31, 1994            548,160          5,482     3,476,518     8,291,545       (637,286)      (465,590)    10,670,669



See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1996, 1995 and 1994




                                                                                               Net
                                                                                            unrealized
                                                                                               gain
                                                                                            (loss) on
                                                                                            investment
                                                                                            securities                   Total
                                                       Common                   Retained     available     Treasury   stockholders'
                                             Shares     stock      Surplus      earnings      for sale      stock        equity
                                             ------     -----      -------      --------      --------      -----        ------
 Net earnings 1995                             --         --            --     1,230,362          --             --      1,230,362
 Cash dividends declared
   ($.50 per share)                            --         --            --      (258,192)         --             --       (258,192)
 Change in net unrealized gain (loss)
   on investment securities available
   for sale, net of change in deferred         --         --            --            --     754,699             --        754,699
   tax
                                           -------   -------     ---------     ---------     -------       --------     ----------
Balance December 31, 1995                  548,160     5,482     3,476,518     9,263,715     117,413       (465,590)    12,397,538

 Net earnings 1996                             --         --            --     1,473,027          --             --      1,473,027
 Cash dividends declared
   ($1.00 per share)                           --         --            --      (516,386)         --             --       (516,386)
 Change in net unrealized gain (loss)
   on investment securities available
   for sale, net of change in deferred         --         --            --            --     (91,130)            --        (91,130)
    tax                                    -------   -------     ---------    ----------     -------       --------     ----------
Balance December 31, 1996                  548,160  $  5,482     3,476,518    10,220,356      26,283       (465,590)    13,263,049
                                           =======   =======     =========    ==========     =======       ========     ==========




See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years Ended December 31, 1996, 1995, and 1994

                                                           1996            1995             1994
                                                           ----            ----             ----
Cash flows from operating activities:
  Net earnings                                         $ 1,473,027      1,230,362        824,549
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
         Provision for loan losses                         171,000        204,000        330,000
         Depreciation of premises and equipment            268,857        229,973        263,525
         Net amortization (accretion) of
            premium (discount) on investment
            securities and interest-earning deposits       140,533         87,812        254,054
         Gains on sales of investment
            securities available for sale, net             (34,964)       (31,867)       (14,150)
         Deferred income tax expense                        69,790        114,000         37,000
         (Gains) losses on disposal of
            premises and equipment, net                         --         43,446         (4,325)
         Gains on sale of other real estate, net           (57,193)            --        (11,500)
         Decrease (increase) in interest
            receivable                                     107,063       (188,182)      (359,167)
         (Increase) decrease in other assets              (325,946)       226,657       (317,870)
         Increase(decrease) in accrued
            expenses and other liabilities                  45,111        221,134       (298,728)
                                                       -----------      ---------        -------
               Net cash provided by
                  operating activities                   1,857,278      2,137,335        703,388
                                                       -----------      ---------        -------

Cash flows from investing activities:
  Net decrease in interest-earning deposits
     in other financial institutions                         1,349          1,535         99,534
  Proceeds from maturities, calls, and
     principal repayments of investment
     securities held to maturity                         6,616,973      3,366,485      6,773,563
  Purchases of investment securities
     held to maturity                                   (7,663,821)    (2,623,814)   (11,066,265)
  Proceeds from maturities, calls, and
     principal repayments of investment
     securities available for sale                       6,166,424      4,889,056      4,260,531

                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                 Years Ended December 31, 1996, 1995, and 1994


                                                  1996            1995            1994
                                                  ----            ----            ----
  Proceeds from sales of investment
     securities available for sale              1,350,757       2,764,542       7,751,403
  Purchases of investment securities
     available for sale                        (5,592,865)    (11,806,339)     (2,713,906)
  Net increase in loans                       (10,620,487)     (3,791,685)     (8,566,190)
  Proceeds from insurance settlement                   --       1,237,589              --
  Purchases of replacement assets                      --      (1,237,589)             --
  Purchases of premises and equipment            (613,949)       (241,618)       (225,920)
  Proceeds from sales of premises
     and equipment                                     --              10           4,325
  Proceeds from sales of other real estate        136,265          12,155          88,262
                                             ------------       ---------      ----------
               Net cash used in investing
                  activities                  (10,219,354)     (7,429,673)     (3,594,663)
                                             ------------       ---------      ----------

Cash flows from financing activities:
  Net increase in deposits                      5,332,696       3,677,954       5,492,078
  Net (decrease) increase in securities
     sold under agreements to repurchase       (1,935,957)      2,817,202       1,432,448
  Cash dividends                                 (516,386)             --        (260,293)
  Increase (decrease) in other
     borrowed funds                               495,791        (199,020)       (797,137)
  Purchase of treasury stock                           --              --        (539,280)
                                             ------------       ---------      ----------
               Net cash provided by
                  financing activities          3,376,144       6,296,136       5,327,816
                                             ------------       ---------      ----------

Net (decrease) increase in cash and
  cash equivalents                             (4,985,932)      1,003,798       2,436,541
Cash and cash equivalents at
  beginning of year                            13,775,385      12,771,587      10,335,046
                                             ------------       ---------      ----------
Cash and cash equivalents at end of year     $  8,789,453      13,775,385      12,771,587
                                             ============      ==========      ==========

Supplemental disclosures

  Cash paid during the year for:
     Interest                                $  4,984,807       4,308,312       3,436,623
                                             ============      ==========      ==========
     Income taxes                            $    447,000         430,000         900,945
                                             ============      ==========      ==========



See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                 Years Ended December 31, 1996, 1995, and 1994



                                                   1996              1995        1994
                                                   ----              ----        ----
Supplemental disclosures, Continued

  Noncash transactions:
     Transfer of loans to other real
         estate through foreclosure           $         50,000        78,766        61,223
                                              ================   ===========   ===========

     Change in unrealized gain (loss)
         on investment securities available
         for sale, net of change in
         deferred tax                         $        (91,130)      754,699    (1,128,723)
                                              ================   ===========   ===========

     Investment securities transferred
         from held-to-maturity to
         available-for-sale                   $             --     7,851,246    31,145,694
                                              ================   ===========   ===========



See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                       December 31, 1996, 1995, and 1994



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)     PRINCIPLES OF CONSOLIDATION

                 The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Corporation) and its wholly-owned subsidiary, United Bank (the Bank), collectively referred to as the Company. Significant intercompany balances and transactions have been eliminated in consolidation.

         (b)     BASIS OF PRESENTATION

                 The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

         (c)     CASH EQUIVALENTS

                 The Company considers due from banks and federal funds sold to be cash equivalents. Federal funds are generally sold for one-day periods.





                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (d)     INVESTMENT SECURITIES

                 On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities which requires that investment securities be held in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are to be stated at fair value. The Company does not have trading account securities. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are to be stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings.

                 Upon the adoption of SFAS 115, the Company transferred securities, totaling approximately $31,000,000, to the available for sale portfolio at January 1, 1994 with a net unrealized gain of approximately $491,000 included in stockholders' equity, net of taxes of $285,000.

                 In November 1995, the Financial Accounting Standards Board
                 (FASB) issued FASB Special Report, A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers. Concurrent with the initial adoption of this implementation guidance, an entity may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. This one-time reclassification should occur as of a single date between November 15, 1995 and December 31, 1995, not over a number of days throughout that period. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of any entity to hold other debt securities to maturity in the future. In conjunction with this special report, the Company transferred, effective November 30, 1995, investment securities held to maturity, including U.S. Treasury notes, U.S. government agency obligations, and state and political subdivision obligations with a total amortized cost of $5,072,080, $1,004,117, and $1,775,049, respectively, with a fair value of $5,017,031, $980,919, and $1,962,576,
                 respectively, to the available-for-sale category. The





                                                                     (Continued)

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

                 Accrual of interest on loans is discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.





                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (e)     LOANS, CONTINUED

                 The Company adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

                 When a loan is considered impaired, cash receipts are applied under the contractual terms of the loan agreement, first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has not been recognized. Any further cash receipts are recorded as recoveries of any amount previously charged off.

                 A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For those accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

         (f)     ALLOWANCE FOR LOAN LOSSES

                 Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience and such other factors which, in management's judgment, deserve recognition in estimating loan losses. The board of directors of the Bank makes a formal review of the adequacy of the allowance for loan losses prior to the end of each calendar quarter. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.





                                                                     (Continued)

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

         (h)     OTHER REAL ESTATE

                 Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent changes in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense with an offset to the allowance for losses on other real estate.

         (i)     INCOME TAX EXPENSE

                 The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                 The Company files its federal income tax returns on a consolidated basis.

         (j)     RECLASSIFICATIONS

                 Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform with the classifications in the 1996 consolidated financial statements.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (k)     RECENT ACCOUNTING PRONOUNCEMENTS

                 Effective January 1, 1996, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65 (SFAS 122). SFAS 122 requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on the consolidated financial statements.


(2)      CASH AND DUE FROM BANKS

         The Corporation's subsidiary bank is required to maintain daily cash balances with the Federal Reserve. These balances were $823,000 and $801,000 at December 31, 1996 and 1995, respectively.


(3)      INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities held to maturity at December 31, 1996 and 1995 were as follows:

                                                        Gross         Gross      Approximate
                                        Amortized     unrealized    unrealized      fair
         1996                             cost           gains        losses        value
         ----                             ----           -----        ------        -----
         U.S. Treasury                $     6,978            --            --         6,978
         U.S. Government agencies
           excluding mortgage-
           backed securities           11,213,696         3,301       229,379    10,987,618
         State and political
           subdivisions                 6,526,184       127,063        49,571     6,603,676
         Mortgage-backed securities     5,023,474         5,875        71,623     4,957,726
                                      -----------   -----------   -----------   -----------
                                      $22,770,332       136,239       350,573    22,555,998
                                      ===========   ===========   ===========   ===========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)      INVESTMENT SECURITIES, CONTINUED

                                                          Gross         Gross      Approximate
                                          Amortized     unrealized    unrealized      fair
         1995                               cost           gains        losses        value
         ----                               ----           -----        ------        -----
           U.S. Treasury                $     6,984            --           102         6,882
           U.S. Government agencies
             excluding mortgage-
             backed securities           12,726,541        35,092        97,008    12,664,625
           State and political
             subdivisions                 5,748,924        64,239        22,641     5,790,522
           Mortgage-backed securities     2,803,881         6,197        23,844     2,786,234
           Corporate notes                  513,658            --         3,308       510,350
                                        -----------   -----------   -----------   -----------
                                        $21,799,988       105,528       146,903    21,758,613
                                        ===========   ===========   ===========   ===========

      Included in investment securities held to maturity at December 31, 1996 are certain U.S. Government agency securities whose yields are based on various interest rate indices or which include various interest rate step-up provisions. The amortized cost and net unrealized losses on such securities at December 31, 1996 were $1,999,571 and $16,151, respectively. The weighted average yield of such securities at December 31, 1996 was 5.22 percent. These securities mature at various dates from January 1997 through October 2000.

      The amortized cost and approximate fair value of debt securities classified as investment securities held to maturity at December 31, 1996 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                      Approximate
                                                       Amortized         fair
                                                         cost            value
                                                         ----            ------
         Investment securities held to maturity:
         Due in one year or less                     $   499,571         498,958
         Due after one year through five years         3,325,151       3,331,470
         Due after five years through ten years        8,870,576       8,771,750
         Due after ten years                           5,051,560       4,996,094
                                                     -----------     -----------
            Subtotal                                  17,746,858      17,598,272
         Mortgage-backed securities                    5,023,474       4,957,726
                                                     -----------     -----------
            Total                                    $22,770,332      22,555,998
                                                     ===========     ===========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)   INVESTMENT SECURITIES, CONTINUED

      There were no sales of investment securities held to maturity during the three-year period ended December 31, 1996.

      The amortized cost and approximate fair value of investment securities available for sale at December 31, 1996 and 1995 were as follows:

                                                          Gross            Gross        Approximate
                                         Amortized      unrealized       unrealized         fair
     1996                                  cost           gains            losses          value
     ----                                  ----           -----            ------          -----
         U.S. Treasury                  $ 7,549,683              --          60,353       7,489,330
         U.S. Government agencies
            excluding mortgage-
            backed securities            11,987,314          58,393         152,479      11,893,228
         State and political
            subdivisions                  5,536,152         246,282          28,177       5,754,257
         Mortgage-backed securities       9,146,886          71,285          61,816       9,156,355
         Collateralized mortgage
            obligations                   1,280,403              --          71,393       1,209,010
         Corporate notes and other          764,460          42,063              --         806,523
                                        -----------     -----------     -----------     -----------
                                        $36,264,898         418,023         374,218      36,308,703
                                        ===========     ===========     ===========     ===========

                                                                          Gross        Gross       Approximate
                                                         Amortized     unrealized   unrealized         fair
                                                            cost          gains       losses          value
                                                            ----          -----       ------          ------
    1995
    ----
         U.S. Treasury                              $      8,576,419           --       48,138        8,528,281
         U.S. Government agencies
            excluding mortgage-
            backed securities                             13,999,877      122,959      130,670       13,992,166
         State and political
            subdivisions                                   6,220,645      304,713       80,880        6,444,478
         Mortgage-backed securities                        7,728,590       90,456       47,242        7,771,804
         Collateralized mortgage
            obligations                                    1,442,748           --       40,384        1,402,364
         Corporate notes                                     250,000       24,875           --          274,875
                                                       -------------   ----------    ---------    -------------
                                                    $     38,218,279      543,003      347,314       38,413,968
                                                       =============   ==========    =========     ============


                                      F-17
                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements





(3)   INVESTMENT SECURITIES, CONTINUED

      Included in investment securities available for sale at December 31, 1996 are certain U.S. Government agency securities and all of the collateralized mortgage obligations whose yields are based on various interest rate indices or which include various interest rate step-up provisions. The amortized cost and net unrealized losses on such securities at December 31, 1996, were $4,063,147 and $48,467 respectively. The weighted average yield of such securities at December 31, 1996 was 5.62 percent. These securities mature at various dates from March 1998 through April 2024.

      The amortized cost and approximate fair value of debt securities classified as investment securities available for sale at December 31, 1996, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                        Approximate
                                                        Amortized           fair
                                                          cost              value
                                                          ----              -----
         Investment securities available for sale:
            Due in one year or less                    $ 3,915,389       3,912,220
            Due after one year through five years       13,046,600      13,021,768
            Due after five years through ten years       7,142,254       7,171,675
            Due after ten years                          1,733,366       1,837,675
                                                       -----------     -----------
               Subtotal                                 25,837,609      25,943,338

         Mortgage-backed securities                      9,146,886       9,156,355
         Collateralized mortgage obligations             1,280,403       1,209,010
                                                       -----------     -----------
               Total                                   $36,264,898      36,308,703
                                                       ===========     ===========

      Proceeds from sales of investment securities available for sale during 1996, 1995, and 1994 were $1,350,757, $2,764,542, and $7,751,403, respectively. Gross gains of $42,605 and gross losses of $7,641 were realized on those sales in 1996. Gross gains of $39,240 and gross losses of $7,373 were realized on those sales in 1995. Gross gains of $34,573 and gross losses of $20,423 were realized on those sales in 1994.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(3)   INVESTMENT SECURITIES, CONTINUED

      Securities with carrying values of $28,734,234 and $28,153,891 at December 31, 1996 and 1995, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

      The Company maintains a highly-diversified investment portfolio, including held to maturity and available for sale securities, with limited concentration in any given region, industry, or economic characteristic. At December 31, 1996, the investment portfolio, at amortized cost consists of securities of the U.S. government or U.S. government-backed securities (53 percent); mortgage-backed securities (24 percent); collateralized mortgage obligations (2 percent); securities of state and municipal governments (20 percent); and corporate notes (1 percent). Investments in municipal governments are made throughout the U.S. with no concentration in any given state.


(4)   LOANS AND ALLOWANCE FOR LOAN LOSSES

      At December 31, 1996 and 1995, the composition of the loan portfolio was as follows:

                                                              1996             1995
                                                              ----             ----
         Commercial, financial and agricultural            $39,560,385      26,082,499
         Real estate - construction                          1,398,013       1,230,498
         Real estate - 1-4 family residential mortgage      14,133,902      17,563,219
         Installment loans to individuals                   20,091,315      20,185,236
                                                           -----------     -----------
                                                           $75,183,615      65,061,452
                                                           ===========     ===========

      A summary of the transactions in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994 follows:

                                               1996            1995               1994
                                               ----            ----               ----
         Balance at beginning of year      $ 1,343,636        1,251,549        1,173,993
         Provision charged to earnings         171,000          204,000          330,000

         Less: Loans charged-off               345,750          150,896          338,666
             Loan recoveries                   (74,571)         (38,983)         (86,222)
                                           -----------      -----------      -----------
         Net charge-offs                       271,179          111,913          252,444
                                           -----------      -----------      -----------
         Balance at end of year            $ 1,243,457        1,343,636        1,251,549
                                           ===========      ===========      ===========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(4)   LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

      In May 1993, the FASB issued SFAS 114, Accounting by Creditors for Impairment of a Loan. In October 1994, the FASB issued SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends the requirements of SFAS 114 regarding interest income recognition and related disclosure requirements. Initial adoption of SFAS 114 and SFAS 118 must be reflected prospectively. The Company adopted SFAS 114 and SFAS 118 on January 1, 1995 and the impact to the consolidated financial statements was not material. At December 31, 1996 and 1995, pursuant to the definition within SFAS 114, the Company had no significant impaired loans, other than nonaccrual loans.

      Loans on which the accrual of interest had been discontinued or reduced amounted to $339,016 and $333,002 as of December 31, 1996 and 1995, respectively. If these loans had been current throughout their terms, interest income would have been increased by $12,355, $9,363, and $5,234 for 1996, 1995, and 1994, respectively.

      The Company had $9,766,213 and $8,261,708 of agriculture-related loans at December 31, 1996 and 1995, respectively. Agriculture loans accounted for $93,269 and $147,661 of nonaccrual loans in 1996 and 1995, respectively. In assessing the credit risk and related terms of this specialized type of lending, the Company utilizes the experience of specific personnel in evaluating collateral and the resources of the borrower. As the Company's loans, including agriculture loans, are reflective of its geographic market, the ultimate collectibility of a substantial portion of the loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in the geographic area served by the Company.

      During 1996 and 1995, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the subsidiary bank. Total loans outstanding to these related parties at December 31, 1996 and 1995, amounted to $2,284,315 and $1,919,670, respectively. The change from December 31, 1995 to December 31, 1996 reflects advances amounting to $1,453,567 and payments of $1,088,922 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.




                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements





(5)   PREMISES AND EQUIPMENT

      At December 31, 1996 and 1995, premises and equipment were as follows:

                                                     1996           1995
                                                     ----           ----
         Land                                     $  532,060        255,749
         Buildings and leasehold improvements      1,939,142      1,796,843
         Furniture, fixtures and equipment         1,794,272      1,616,164
         Automobiles                                 118,412        131,262
                                                  ----------     ----------
                                                   4,383,886      3,800,018
           Less: accumulated depreciation          2,371,659      2,132,883
                                                  ----------     ----------
                                                  $2,012,227      1,667,135
                                                  ==========     ==========

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


(6)      OTHER REAL ESTATE

         Other real estate, net, as of December 31, 1996 and 1995 totaled $52,000 and $81,072, respectively. There was no allowance for losses on other real estate at December 31, 1996 or 1995.





                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(7)      DEPOSITS

         At December 31, 1996 and 1995, deposits were as follows:

                                                                 1996             1995
                                                                 ----             ----
         Noninterest bearing accounts                        $ 19,973,202       20,117,028
         NOW accounts                                          12,950,046       11,805,998
         Money market investment accounts                       4,858,478        5,628,649
         Savings accounts                                      14,472,699       14,836,768
         Time deposits:
           Certificates of deposit less than $100,000          51,263,353       49,346,815
           Certificates of deposit greater than $100,000       19,557,790       16,007,614
                                                             ------------     ------------
               Total deposits                                $123,075,568      117,742,872
                                                             ============     ============

         Interest expense on certificates of deposit greater than $100,000 amounted to $644,399, $686,521, and $457,686 for the years ended December 31, 1996, 1995, and 1994, respectively.


(8)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The maximum amount of outstanding securities sold under agreements to repurchase during 1996 and 1995 was $6,754,899 and $8,690,856, respectively. The weighted average borrowing rate at December 31, 1996 and 1995 was 4.86 percent and 5.19 percent, respectively. The average amount of outstanding securities sold under agreements to repurchase during 1996 and 1995 was $6,318,906 and $5,760,265, respectively. The weighted average borrowing rate during the years ended December 31, 1996 and 1995 was 4.64 percent and 4.70 percent, respectively. Securities underlying these agreements are under the Company's control.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements





(9)      INCOME TAXES

         Total income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 was allocated as follows:

                                           1996          1995          1994
                                           ----          ----          ----
Income from continuing operations        $ 632,849        502,000       323,000
                                         =========      =========     =========
Stockholders' equity, for unrealized
   gains (losses) on investment
   securities available for sale         $ (60,754)       503,466      (425,190)
                                         =========      =========     =========

     The components of income tax expense for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                                     1996          1995          1994
                                                     ----          ----          ----
         Current income tax expense:
           Federal                                  $500,275      318,000       248,000
           State                                      62,784       70,000        38,000
                                                    --------     --------      --------
              Total                                  563,059      388,000       286,000

         Deferred income tax expense (benefit):
           Federal                                    62,139      119,000        35,000
           State                                       7,651       (5,000)        2,000
                                                    --------     --------      --------
              Total                                   69,790      114,000        37,000
                                                    --------     --------      --------
              Total income tax expense              $632,849      502,000       323,000
                                                    ========     ========      ========

         Income tax expense was $632,849, $502,000, and $323,000 (effective tax rates of 30.05 percent, 28.98 percent, and 28.14 percent) for the years ended December 31, 1996, 1995, and 1994, respectively.





                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(9)      INCOME TAXES, CONTINUED

         Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings for the following reasons:

                                                    1996           1995           1994
                                                    ----           ----           ----
         Income tax at statutory rate             $ 715,998        589,003        390,167
         Increase (decrease) resulting from:
           Tax exempt interest                     (142,215)      (139,049)      (147,760)
           State income tax net of federal
              tax benefit                            46,487         42,900         26,400
           Premium amortization on tax exempt
              investment securities                   9,344          8,857         10,436
           Other, net                                 3,235            289         43,757
                                                  ---------      ---------      ---------
                                                  $ 632,849        502,000        323,000
                                                  =========      =========      =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                          1996            1995
                                                          ----            ----
         Deferred tax assets:
           Loans, principally due to the allowance
             for loan losses                           $  26,684         88,925
           Other real estate, principally due to
             differences in carrying value                18,956         42,049
           Accrued expenses, principally due to
             legal expenses                               50,545         50,545
           Capital loss carryforward                      34,124         34,124
           Other                                           4,421          4,441
                                                       ---------      ---------
               Total gross deferred tax assets
                 before valuation allowance              134,730        220,084

               Valuation allowance attributable
                 to capital loss carryforward            (34,124)       (34,124)
                                                       ---------      ---------

               Total deferred tax assets                 100,606        185,960
                                                       ---------      ---------



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(9)      INCOME TAXES, CONTINUED

                                                           1996          1995
                                                           ----          ----
         Deferred tax liabilities:
           Premises and equipment, principally due
             to differences in depreciation               199,058        216,160
           Unrealized gain on investment securities
             available for sale                            17,522         78,276
           Accrued employee benefits                       21,996         21,996
           Other                                            2,280            742
                                                        ---------      ---------
               Total deferred tax liabilities             240,856        317,174
                                                        ---------      ---------
               Net deferred tax liabilities             $(140,250)      (131,214)
                                                        =========      =========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, giving consideration to the valuation allowance recorded.


(10)     EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) Employee Incentive Savings Plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 20 1/2. They can contribute a minimum of one percent up to ten percent of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to four percent of the employee's salary. Total Company contributions to the plan during 1996, 1995, and 1994 were $16,154, $17,334, and $21,569, respectively.

         The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $60,000 were made in 1996, 1995, and 1994.

                                                                     (Continued)

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

         (c)     LOANS

                 The fair value of loans is calculated using discounted cash flows and excludes lease financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         (d)     DEPOSITS

                 As required by SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings and money market deposit accounts, is equal to the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

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

         The carrying value and estimated fair value of the Company's financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                                                     1996                    1995
                                              ---------------------   ---------------------
                                                          Estimated               Estimated
                                              Carrying       fair     Carrying       fair
                                               amount       value      amount        value
                                               ------       -----      ------        -----
         Financial assets:
           Cash and short-term investments     $ 8,892       8,892      13,879      13,879
                                               =======     =======     =======     =======

           Investment securities               $59,079      58,865      60,214      60,173
                                               =======     =======     =======     =======

           Loans, net of unearned income
             and allowance for loan losses     $73,002      73,156      62,603      62,858
                                               =======     =======     =======     =======



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements





(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

                                                     1996                    1995
                                         ---------------------     ---------------------
                                                     Estimated                 Estimated
                                          Carrying       fair      Carrying        fair
                                          amount        value      amount         value
                                          ------        -----      ------         -----
         Financial liabilities:
           Deposits                       $123,076      123,544      117,743      118,054
                                          ========     ========     ========     ========
           Securities sold under
             agreements to repurchase     $  6,755        6,755        8,691        8,691
                                          ========     ========     ========     ========

           Other borrowed funds           $    668          668          173          173
                                          ========     ========     ========     ========

(12)     DIVIDENDS FROM SUBSIDIARY

         Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 1996, the Bank could have declared dividends of approximately $1,880,000 without prior approval of regulatory authorities.


(13)     LITIGATION

         The Corporation and its subsidiary bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these other proceedings will not have a material adverse effect upon the financial position of the Company.



                                                                     (Continued)

                                     - 20 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements





(14)     COMMITMENTS

         The Corporation's subsidiary bank leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases which have initial or remaining noncancelable lease terms as of December 31, 1996 are as follows:

         Years ending December 31,

         1997                         $ 136,832
         1998                            73,610
         1999                            42,000
         2000                            42,000
         2001                            42,000
         Thereafter                     182,000
                                        -------
                                      $ 518,442
                                        =======

         Rental expense for all operating leases charged to earnings aggregated $124,582, $94,832, and $32,493 for the years ended December 31, 1996,
         1995, and 1994, respectively.

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

         The financial instruments whose contract amounts represent credit risk as of December 31, 1996, are as follows:


         Commitments to extend credit     $9,586,497
         Standby letters of credit        $  827,948



                                                                     (Continued)

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


(15)     OTHER NONINTEREST EXPENSE

         Components of other noninterest expense exceeding 1 percent of total revenues for any of the years ended December 31, 1996, 1995, and 1994, respectively, include the following:

                                      1996          1995         1994
                                      ----          ----         ----
         Legal fees                  $147,025      203,515      426,423
         Data processing fees         228,771      222,872       59,928
         FDIC insurance                 5,288      161,962      277,357
         Fidelity bond insurance       74,210      117,998       97,302
         Supplies expenses            263,228      203,888      223,914
         Miscellaneous losses           8,617      324,494      611,037

         Miscellaneous losses expense for 1995 and 1994 was composed primarily of costs related to the settlement of lawsuits.


                                                                     (Continued)

                                     - 22 -
                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements





(16)     STOCK DIVIDEND

         The Company declared a 1 for 15 stock dividend as of November 15, 1994 to stockholders of record as of December 31, 1994 payable on January 13, 1995. The stock dividend was paid out of treasury shares. The average number of shares outstanding and per share amounts have been retroactively restated accordingly for all periods presented.


(17)     REGULATORY MATTERS

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's capital category.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements





(17)     REGULATORY MATTERS, CONTINUED

         The Bank's actual capital amounts and ratios are also presented in the table below:

                                                                Minimum          Minimum to be well
                                                               for capital       capitalized under
                                                                adequacy         prompt corrective
                                          Actual                purposes         action provisions
                                   -------------------    ------------------    -------------------
                                   Amount        Ratio    Amount       Ratio    Amount        Ratio
                                   -------------------    ------------------    -------------------
As of December 31, 1996
  Total risk-based
    capital (to risk
    weighted assets)              $13,980        16.63%  $ 6,725        8.00%  $ 8,406        10.00%
  Tier I capital -
    risk based (to
    risk weighted assets)          12,927        15.38%    3,362        4.00%    5,044         6.00%
  Tier I capital -
    leverage (to
      average assets)              12,927         8.83%    5,856        4.00%    7,320         5.00%

As of December 31, 1995
  Total risk-based capital
    (to risk weighted assets)      13,297        15.66%    6,790        8.00%    8,491        10.00%
  Tier I capital-risk based
    (to risk weighted assets)      12,236        14.41%    3,395        4.00%    5,095         6.00%
  Tier I capital-leverage (to
    average assets)                12,236         9.17%    5,336        4.00%    6,670         5.00%





                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




(18)     PARENT COMPANY FINANCIAL INFORMATION

         The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) is presented as follows:

                             (Parent Company Only)
                            Condensed Balance Sheets
                           December 31, 1996 and 1995

         Assets                                                1996             1995
                                                               ----             ----
   Cash                                                     $   296,431          44,246
   Receivable from subsidiary bank                                   --         258,192
   Premises and equipment                                       276,311              --
   Investment in subsidiary bank                             12,953,526      12,353,487
                                                            -----------     -----------
             Total assets                                   $13,526,268      12,655,925
                                                            ===========     ===========

         Liabilities and Stockholders' Equity

   Other liabilities                                        $   263,219         258,387

   Stockholders' equity:
      Class A common stock. Authorized
         975,000 shares of $.01 par value;
         548,160 shares  issued and outstanding                   5,482           5,482
      Class B common stock of $.01 par value
         Authorized 250,000 shares; no shares
         issued and outstanding                                      --              --
      Preferred stock of $.01 par value
         Authorized 250,000 shares; no shares
         issued and outstanding                                      --              --
      Surplus                                                 3,476,518       3,476,518
      Retained earnings                                      10,220,356       9,263,715
      Net unrealized gain on investment
         securities available for sale                           26,283         117,413
                                                            -----------     -----------
                                                             13,728,639      12,863,128
      Less 31,775 treasury shares, at cost                      465,590         465,590
                                                            -----------     -----------
             Total stockholders' equity                      13,263,049      12,397,538
                                                            -----------     -----------
             Total liabilities and stockholders' equity     $13,526,268      12,655,925
                                                            ===========     ===========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(18)     PARENT COMPANY FINANCIAL INFORMATION, CONTINUED


                             (Parent Company Only)
                       Condensed Statements of Operations
                  Years Ended December 31, 1996, 1995 and 1994


                                                      1996           1995          1994
                                                      ----           ----          ----
     Income:
         Cash dividends from subsidiary            $  795,001         50,000        332,118

     Expense:
         Other                                         13,143          8,322         76,999
                                                   ----------     ----------     ----------
            Earnings before income tax expense
               and equity in undistributed
               earnings of subsidiary                 781,858         41,678        255,119
     Applicable income tax expense                         --             --             --
                                                   ----------     ----------     ----------
                                                      781,858         41,678        255,119
                                                   ----------     ----------     ----------
     Equity in undistributed earnings
         of subsidiary                                691,169      1,188,684        569,430
                                                   ----------     ----------     ----------
            Net earnings                           $1,473,027      1,230,362        824,549
                                                   ==========     ==========     ==========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements





(18)     PARENT COMPANY, CONTINUED


                             (Parent Company Only)
                       Condensed Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994



                                                1996             1995               1994
                                                ----             ----               ----
Cash flows from operating activities:
  Net earnings                              $ 1,473,027        1,230,362          824,549
  Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
         Equity in undistributed
            earnings of subsidiary             (691,169)      (1,188,684)        (569,430)
         Increase (decrease) in other
            liabilities                           4,832          255,062         (253,979)
         Decrease (increase)in
            receivables                         258,192         (258,192)         257,118
                                            -----------      -----------      -----------
               Net cash provided by
                  operating activities        1,044,882           38,548          258,258
                                            -----------      -----------      -----------

Cash flows from investing activities-
  purchases of premises and equipment          (276,311)              --               --
                                            -----------      -----------      -----------

Cash flows from financing activities-
  dividends paid                               (516,386)              --         (260,293)
                                            -----------      -----------      -----------

Net increase (decrease) in cash                 252,185           38,548           (2,035)

Cash at beginning of year                        44,246            5,698            7,733
                                            -----------      -----------      -----------

Cash at end of year                         $   296,431           44,246            5,698
                                            ===========      ===========      ===========