Form 10-Q
period 1997-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1997-05-12
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 1997
                               --------------------

Commission file number    2-78572
                        -----------



                   UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                       63-0833573
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                     P.O. Drawer 8, Atmore, Alabama  36504
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (334) 368-2525
--------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as March 31, 1997.

                     Class A Common Stock....516,385 Shares
                     Class B Common Stock....  -0-  Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1997


                                     INDEX


PART I - FINANCIAL INFORMATION                                                   PAGE
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

PART II - OTHER INFORMATION
---------------------------


Item 6.          (a)      Exhibit 27 Financial Data Schedule
                 (b)      Reports on Form 8-K                                      11

ITEM 1.              UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                            CONDENSED CONSOLIDATED
                            STATEMENT OF CONDITION
                                  (UNAUDITED)

                                                          March        December 31,
                                                          1997             1996
Assets
Cash and due from banks                               $   7,577,641        8,139,453
Federal funds sold                                        6,030,000          650,000
                                                      -------------    -------------
        Cash and cash equivalents                        13,607,641        8,789,453

Interest bearing deposits with other
  financial institutions                                    102,132          102,548
Securities Available for sale                            37,758,781       36,308,703

Investment securities (market values of $21,821,950      22,218,720       22,770,332
   and $22,555,998 respectively)
Loans                                                    76,582,210       75,183,615
Less:  Unearned income                                      797,009          937,725
             Allowance for loan losses                    1,294,430        1,243,457
                                                      -------------    -------------
        Net loans                                        74,490,771       73,002,433

Premises and equipment, net                               1,980,864        2,012,227
Interest receivable and other assets                      2,152,033        2,292,713
                                                      -------------    -------------
        Total assets                                    152,310,942      145,278,409
                                                      =============    =============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                $  20,503,244       19,973,202
  Interest bearing                                      107,369,563      103,102,366
                                                      -------------    -------------
        Total deposits                                  127,872,807      123,075,568

Securities sold under agreements to repurchase            8,104,033        6,754,899
Other borrowed funds                                      1,008,729          668,307
Accrued expenses and other liabilities                    1,765,427        1,516,586
                                                      -------------    -------------
        Total liabilities                               138,750,996      132,015,360

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160

  shares issued and outstanding                               5,482            5,482

  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                               0                0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                 0                0
Surplus                                                   3,476,518        3,476,518
Net unrealized loss on investments on
  available for sale investments                           (138,794)          26,283
Retained earnings                                        10,682,330       10,220,356
                                                      -------------    -------------
                                                         14,025,536       13,728,639
Less 31,775 and 31,775 treasury shares, at cost             465,590          465,590
                                                      -------------    -------------
         Total stockholders' equity                      13,559,946       13,263,049
                                                      -------------    -------------
         Total liabilities and stockholders' equity     152,310,942      145,278,409
                                                      =============    =============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31
                                                             1997           1996
Interest income:
  Interest and fees on loans                               1,887,734     1,651,828
  Interest on investment securities Available for Sale:
    Taxable                                                  492,968       568,598
    Nontaxable                                                57,557        51,260
  Interest on investment securities Held to Maturity:
    Taxable                                                  255,068       263,938
    Nontaxable                                                84,169        63,498
                                                          ----------    ----------
   Total investment income                                   889,762       947,294
  Other interest income                                      103,336        89,296
                                                          ----------    ----------
      Total interest income                                2,880,832     2,688,418

Interest expense:
  Interest on deposits                                     1,174,524     1,141,117
  Interest on other borrowed funds                           100,835        74,842
                                                          ----------    ----------
      Total interest expense                               1,275,359     1,215,959

      Net interest income                                  1,605,473     1,472,459

Provision for loan losses                                     60,000        42,750
                                                          ----------    ----------

      Net interest income after
        provision for loan losses                          1,545,473     1,429,709

Noninterest income:
  Service charge on deposits                                 243,582       233,155
  Commission on credit life                                   12,851        12,900
  Investment securities gains and losses, net                 (6,586)            0
  Other                                                      194,815        34,382
                                                          ----------    ----------
      Total noninterest income                               444,662       280,437

Noninterest expense:
  Salaries and benefits                                      718,915       600,578
  Net occupancy expense                                      212,610       165,001
  Other                                                      395,996       417,143
                                                          ----------    ----------
      Total non-interest expense                           1,327,521     1,182,722

      Earnings before income tax expense                     662,614       527,424
Income tax expense                                           200,640       144,589
                                                          ----------    ----------
      Net earnings                                           461,974       382,835
                                                          ==========    ==========

Net earnings per share                                    $     0.89    $     0.74
Weighted average shares outstanding                          516,385       516,385
                                                          ==========    ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE PERIODS ENDED
                                  (UNAUDITED)




                                                                                                                Unrealized
                                                                                                                  loss on
                                                      Shares         Common                       Retained      investments
                                                                     stock         Surplus        earnings          AFS
Balance December 31, 1993                               548,160          5,482      3,476,518      8,309,569           --
Net earnings 1994                                                                        --          824,549
Cash dividends declared ($.50 per share)                                                            (257,118)
Effect of adoption of FASB Statement No. 115,
  Accounting for Certain Investments in Debt and
  and Equity Securities                                                                                             491,437
Change in unrealized gain (loss) on investment
  securities available for sale, net of change in
  deferred tax                                                                                                   (1,128,723)
Purchase of treasury stock
Stock dividend (1 to 15)
  29,960 at $18                                                                                     (539,280)
  2,150 at $20                                                                                       (43,000)
Cash paid in lieu of fractional shares                                                                (3,175)
                                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1994                               548,160          5,482      3,476,518      8,291,545       (637,286)
  Net earnings 1995                                                       --             --        1,230,362
  Cash dividends declared ($.50 per share)                                --             --             --
  Net Change in unrealized gain (losses)                                                                               --
   on investments available for sale                                                                                754,699
  Cash dividends payable on partial shares                                                          (258,192)
                                                    -----------    -----------    -----------    -----------    -----------
Balance December 31, 1995                               548,160          5,482      3,476,518      9,263,715        117,413
  Net earnings 1996                                                                                1,473,027
                                                                          --             --
  Cash dividends declared ($1.00 per share)                               --             --         (516,386)
  Net Change in unrealized gain (losses)
   on investments available for sale                                                     --             --          (91,130)
                                                    -----------    -----------    -----------    -----------    -----------
Balance December  31, 1996                              548,160          5,482      3,476,518     10,220,356         26,283
  Net earnings three months ended  March 1997                                                        461,974
  Net Change in unrealized gain (losses)
   on investments available for sale                                                                               (165,077)

                                                    -----------    -----------    -----------    -----------    -----------
Balance March 31, 1997                                  548,160          5,482      3,476,518     10,682,330       (138,794)
                                                    ===========    ===========    ===========    ===========    ===========


                                                                       Total
                                                      Treasury      stockholders'
                                                        stock          equity
Balance December 31, 1993                               (508,590)    11,282,979
Net earnings 1994                                                       824,549
Cash dividends declared ($.50 per share)                               (257,118)
Effect of adoption of FASB Statement No. 115,
  Accounting for Certain Investments in Debt and
  and Equity Securities                                                 491,437
Change in unrealized gain (loss) on investment
  securities available for sale, net of change in
  deferred tax                                                       (1,128,723)
Purchase of treasury stock                              (539,280)      (539,280)
Stock dividend (1 to 15)
  29,960 at $18                                          539,280           --
  2,150 at $20                                            43,000           --
Cash paid in lieu of fractional shares                                   (3,175)
                                                     -----------    -----------
Balance December 31, 1994                               (465,590)    10,670,669
  Net earnings 1995                                         --        1,230,362
  Cash dividends declared ($.50 per share)                  --             --
  Net Change in unrealized gain (losses)                                   --
   on investments available for sale                                    754,699
  Cash dividends payable on partial shares                             (258,192)
                                                     -----------    -----------
Balance December 31, 1995                               (465,590)    12,397,538
  Net earnings 1996                                                   1,473,027
                                                            --             --
  Cash dividends declared ($1.00 per share)                            (516,386)
  Net Change in unrealized gain (losses)                                   --
   on investments available for sale                        --          (91,130)
                                                     -----------    -----------
Balance December  31, 1996                              (465,590)    13,263,049
  Net earnings three months ended  March 1997                           461,974
  Net Change in unrealized gain (losses)                                   --
   on investments available for sale                                   (165,077)

                                                     -----------    -----------
Balance March 31, 1997                                  (465,590)    13,559,946
                                                     ===========    ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIOD ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                             1997            1996
Operating Activities
 Net Income                                                              $    461,974    $    382,835
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                   60,000          42,750
   Depreciation on Premises and Equipment                                      84,567          59,494
   Amortization of Investment Securities                                       13,758          28,913
   Amortization of Investment Securities Held for Sale                         14,247          17,340
   (Gain) Loss on Sale of Investment Securities                                    --              --
   (Gain) Loss on Sale of Investment Securities Held for Sale                   6,586              --
   (Gain) Loss on Sale of Other Real Estate                                        --           2,207
   (Gain)Loss on Disposal of Premises and Equipment                              (171)           (500)
   Writedown of Other Real Estate                                                  --              --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                          195,732        (604,118)
   Increase (Decrease) in Deferred Income Taxes                                    --              --
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                     248,841        (204,289)
                                                                         ------------    ------------
 Net Cash Provided (Used) by Operating Activities                           1,085,533        (275,368)
                                                                         ------------    ------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                   416             265
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                    --              --
  Proceeds From Sales of Investment Securities                                     --              --
  Proceeds From Sales of Investment Securities Available for Sale           1,999,651              --
  Proceeds From Maturities of Investment Securities                           797,595       3,913,382
  Proceeds From Maturities of Investment Securities Available for Sale        540,482       2,575,613
  Purchases of Investment Securities                                         (259,741)     (6,640,621)
  Purchases of Investment Securities Available for Sale                    (4,286,173)     (4,584,715)
  Net (Increase) Decrease in Loans                                         (1,548,338)     (1,913,553)
  Purchases of Premises and Equipment                                         (56,433)        (17,018)
  Proceeds From Sales of Premises and Equipment                                 3,400             500
  Purchases of Other Real Estate                                               55,000          78,414
  Proceeds From Sales of Other Real Estate                                         --          60,731
                                                                         ------------    ------------
 Net Cash Provided (Used) by Investing Activities                          (2,754,141)     (6,527,002)
                                                                         ------------    ------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                      4,797,239       4,087,243
 Net Increase (Decrease) in securities sold under
  agreement to repurchase                                                   1,349,134      (2,754,966)
  Cash Dividends                                                                   --              --
  Purchase of Treasury Stock                                                       --              --
  Increase (Decrease) in Other Borrowed Funds                                 340,422         824,545
                                                                         ------------    ------------
 Net Cash Provided (Used) by Financing Activities                           6,486,795       2,156,822
                                                                         ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents                            4,818,188      (4,645,548)
Cash and Cash Equivalents at Beginning of Period                            8,789,453      13,775,385
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Period                               $ 13,607,641    $  9,129,837
                                                                         ============    ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 1 - General

The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the three months ended March 31, 1997, and 1996, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the three months ended March 31, 1997, was $461,974, an increase of $79,139, or 20.67%, as compared to $382,835 for the same period in 1996. An increase in net interest margin was offset a smaller increase in non-interest expense to account for the majority of this increase.

Total interest income increased $192,414, or 7.16% to $2,880,832 in 1997, from $2,688,418 in 1996. Average interest earning assets were $140,031,259 for the first quarter of 1997 as compared to $133,316,848 for the same period in 1996, an increase of $6,714,411 or 5.04%. The average rate earned in 1997 was 8.34% as compared to 8.29% in 1996, reflecting the stable interest rates during 1997. Thus, the increase in total interest income in 1997 is attributed to the increase in volume of earning assets. The net interest margin increased to 4.65% for the first quarter of 1997 as compared to 4.54% for the same period in 1996. This increase reflects a stable cost of funds as interest rates on loans has risen slightly.

Total interest expense increased by $59,400, or 4.89%, in 1997 to $1,275,359 from $1,215,959 in 1996. Average interest bearing liabilities increased to $113,960,449 in 1997 from $104,871,181 in 1996, an increase of $9,089,268, or
8.67%. The average rate paid during the first quarter of 1997 was 4.54% as compared to 4.66% for the same period in 1996. The increase in interest expense is attributed to the increase in interest bearing liabilities and not the rate paid.

The provision for loan losses increased to $60,000 for the first three months of 1997 as compared to $42,750 for the same period in 1996. Net charged-off loans for the first quarter of 1997 were $9,028, as compared to $59,155 net charge-offs in 1996.

The allowance for possible loan losses represents 1.69% of gross loans at March 31, 1997, as compared to 1.65% at year- end 1996. Loans on which the accrual of interest had been discontinued or reduced amounted to $251,884 at March 31, 1997, as compared to $339,016 at December 31, 1996.

Total non-interest income increased to $444,662 for the first quarter of 1997, as compared to $280,437 for the same period of 1996, an increase of $164,225, or 58.56%. Service charges on deposits increased $10,427, or 4.47%, to $243,582 in 1997 from $233,155 in 1996. Commissions on credit life decreased to $12,851 in 1997 from $12,900 in 1996. Other income increased during the first quarter of 1997 to $194,815 from $34,382 in 1996. Losses on the sale of securities equal $6,586 as the Corporation sold shorter maturing, low yielding bonds to purchase longer term higher yield bonds. The Corporation also received an insurance payment of $121,000 to reimburse for past legal expenses.

Total non-interest expense increased $144,799, or 12.24%, to $1,327,521 during the first quarter of 1997, as compared to $1,182,722 for the same period in 1996. Salaries and benefits increased to $718,915 in 1997 from $600,578 in 1996, an increase of $118,337 or 19.70%. The Corporation has added one new branch and an one new division since March of 1996, therefore causing the increase in salaries and benefits. Occupancy expense increased $47,609, or 28.85%, to $212,610 in 1997 from $165,001 in 1996. Other expense decreased to $395,996 during the first quarter of 1997 from $417,143 for the same period in 1996, a decrease of $21,147, or 5.07%. Legal fees for the first quarter of 1997 were $15,226, as compared to $33,423 for the same period in 1996.

Earnings before taxes for the first quarter of 1997 increased $135,190, or 25.63%, to $662,614 from $527,424 for the same period of 1996. Income tax expense increased to $200,640 in 1997 from $144,589 in 1996, an increase of $56,051, or 38.76%.

Financial Condition and Liquidity

Total assets on March 31, 1997, were $152,310,942, as compared to $145,278,409 on December 31, 1996, an increase of $7,032,533, or 4.84%. Average total assets for the first quarter of 1997 were $149,294,764 as compared to $141,316,280 for the same period in 1996. Net loans increased to $74,490,771 at March 31, 1997, from $73,002,433 at year end 1996, an increase of $1,488,338, or 2.04%. The loan to deposit ratio (net loans) on March 31, 1997 was 58.25%, as compared to 59.32% on December 31, 1996. This slight decrease is the result of deposits growing faster than loans.

Fed Funds Sold increased to $6,030,000 on March 31, 1997, as compared to $650,000 on December 31, 1996, an increase of $5,380,000. The investment securities available for sale increased to $37,758,781 in the first quarter of 1997 from $36,308,703 at December 31, 1996. The investment securities held to maturity decreased to $22,218,720 at March 31, 1997 from $22,770,322 at December 31, 1996.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 1997 and December 31, 1996. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                  March            December
         Description                               1997               1996
                                                   (Dollars in Thousands)
(A)     Loans accounted for on a                    $252              $339
        nonaccrual basis

(B)     Loans which are contractually
        past due ninety days or more as
        to interest or principal payments
        (excluding balances included in
        (A) above).                                   21                14

(C)     Loans, the term of which have
        been renegotiated to provide a
        reduction or deferral of interest
        or principal because of a
        deterioration in the financial
        position of the borrower.                     17                54

(D)     Other non-performing assets                  135               147

Total deposits increased $4,797,239, or 3.90%, to $127,872,807 on March 31, 1997, from $123,075,568 at year end. Non- interest bearing deposits increased to $20,503,244 at quarter end from 1996's year end total of $19,973,202, an increase of $530,042, or 2.65%. Interest bearing deposits increased $4,267,197, or 4.14%, to a $107,369,563 on March 31, 1997, from $103,102,366 at
December 31, 1996. Average total deposits for the first quarter of 1997 were $126,004,478, as compared to $121,011,224 for the same period in 1996.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 1997, was $13,559,946, an increase of $296,897, or 2.24%, from $13,263,049 at year end
1996.

Primary capital to total assets at March 31, 1997, was 8.90%, as compared to 9.13% at year end 1996. Total capital and allowances for loan losses to total assets at March 31, 1997 was 9.75%, as compared to 9.98% at December 31, 1996. The Corporation's bank subsidiary, United Bank, had risk based capital of $14,467,000, or 16.85%, at March 31, 1997, as compared to $13,980,000, or
16.63% at year end 1996. United Bank had excess risk based capital of 8.85% at March 31, 1997, and 8.63% at December 31, 1996, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

        (A)      Exhibit 27 Financial Data Schedule

        (B) During the three months ended March 31, 1997, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNITED BANCORPORATION OF ALABAMA, INC.




Date: May 10, 1997                      /s/ Robert R. Jones, III
      ------------                      ---------------------------------------
                                        Robert R. Jones, III
                                        President

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
