Form 10-Q
period 1997-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1997-08-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      June 30, 1997
                                  -----------------

Commission file number      2-78572
                          -----------


                     UNITED BANCORPORATION OF ALABAMA, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                    63-0833573
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



200 East Nashville Avenue, Atmore, Alabama               36502
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)



                                 (205) 368-2525
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No
                                                    --      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997.

                      Class A Common Stock.... 516,358 Shares
                      Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1997


                                     INDEX



PART I - FINANCIAL INFORMATION                                                               PAGE
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


                     UNITED BANCORPORATION OF ALABAMA, INC.

                                 AND SUBSIDIARY

Item 1.                    CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              June 30        December 31,
                                                               1997             1996

Assets
Cash and due from banks                                      $8,245,867         8,139,453
Federal funds sold                                                    0           650,000
                                                            -----------    --------------
           Cash and cash equivalents                          8,245,867         8,789,453

Interest bearing deposits with other
  financial institutions                                        101,760           102,548
Securities Available for sale                                39,253,593        36,308,703

Investment securities (market values of $22,498,402          22,488,632        22,770,332
   and $22,555,998, respectively)
Loans                                                        80,138,202        75,183,615
Less:  Unearned income                                          701,341           937,725
         Allowance for loan losses                            1,308,078         1,243,457
                                                            -----------    --------------
           Net loans                                         78,128,783        73,002,433

Premises and equipment, net                                   1,983,666         2,012,227
Interest receivable and other assets                          3,063,088         2,292,713
                                                            -----------    --------------
           Total assets                                     153,265,389       145,278,409
                                                            ===========    ==============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                      $21,345,403        19,973,202
  Interest bearing                                          107,139,117       103,102,366
                                                            -----------    --------------
           Total deposits                                   128,484,520       123,075,568

Securities sold under agreements to repurchase                7,549,591         6,754,899
Other borrowed funds                                          1,332,229           668,307
Accrued expenses and other liabilities                        1,959,844         1,516,586
                                                            -----------    --------------
           Total liabilities                                139,326,184       132,015,360

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding.                                  5,482             5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                  0                 0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                    0                 0
Surplus                                                       3,476,518         3,476,518
Net unrealized loss on investments on
  available for sale investments                                 81,163            26,283
Retained earnings                                            10,841,632        10,220,356
                                                            -----------    --------------
                                                             14,404,795        13,728,639
Less 31,775 and 33,925 treasury shares, at cost                 465,590           465,590
                                                            -----------    --------------
         Total stockholders' equity                          13,939,205        13,263,049
                                                            -----------    --------------
         Total liabilities and stockholders' equity         153,265,389       145,278,409
                                                            ===========    ==============


                     UNITED BANCORPORATION OF ALABAMA, INC.

                                 AND SUBSIDIARY

                          CONDENSED CONSOLIDATED

                             STATEMENT OF EARNINGS

                                  (UNAUDITED)

                                                                Three Months Ended              Six Months Ended
                                                                      June                            June
                                                                1997           1996           1997           1996

Interest income:
  Interest and fees on loans                                 2,014,385      1,692,277      3,902,119      3,344,105
  Interest on investment securities Available for Sale:
    Taxable                                                    545,347        547,946      1,038,315      1,116,544
    Nontaxable                                                  58,510         51,271        116,067        102,531
  Interest on investment securities Held to Maturity:
    Taxable                                                    250,777        310,683        505,845        574,621
    Nontaxable                                                  93,492         77,148        177,661        140,646
                                                            ----------      ---------     ----------      ---------
   Total investment income                                     948,126        987,048      1,837,888      1,934,342
  Other interest income                                         54,716         33,703        158,052        122,999
                                                            ----------      ---------     ----------      ---------
      Total interest income                                  3,017,227      2,713,028      5,898,059      5,401,446

Interest expense:
  Interest on deposits                                       1,207,990      1,140,242      2,382,514      2,281,359
  Interest on other borrowed funds                             114,266         72,453        215,101        147,295
                                                            ----------      ---------     ----------      ---------
      Total interest expense                                 1,322,256      1,212,695      2,597,615      2,428,654

      Net interest income                                    1,694,971      1,500,333      3,300,444      2,972,792

Provision for loan losses                                       60,000         42,750        120,000         85,500
                                                            ----------      ---------     ----------      ---------

      Net interest income after
        provision for loan losses                            1,634,971      1,457,583      3,180,444      2,887,292

Noninterest income:
  Service charge on deposits                                   236,867        236,734        480,449        469,889
  Commission on credit life                                     21,642         15,698         34,493         28,598
  Investment securities gains and losses, net                   (3,735)            --        (10,321)             0
  Other                                                        122,603         49,443        317,418         83,825
                                                            ----------      ---------     ----------      ---------
      Total noninterest income                                 377,377        301,875        822,039        582,312

Noninterest expense:
  Salaries and benefits                                        742,244        710,929      1,461,159      1,311,507
  Net occupancy expense                                        209,495        174,363        422,105        339,364
  Other                                                        448,295        421,456        844,291        838,599
                                                            ----------      ---------     ----------      ---------
      Total non-interest expense                             1,400,034      1,306,748      2,727,555      2,489,470

      Earnings before income tax expense                       612,314        452,710      1,274,928        980,134
Income tax expense                                             194,820        125,316        395,460        269,905
                                                            ----------      ---------     ----------      ---------
      Net earnings                                             417,494        327,394        879,468        710,229
                                                            ==========      =========     ==========      =========

Net earnings per share                                      $     0.81      $    0.63     $     1.70      $    1.38
Weighted average shares outstanding                            516,385        516,385        516,385        516,385
                                                            ==========      =========     ==========      =========

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             FOR THE PERIODS ENDED

                                  (UNAUDITED)

                                                                  Shares             Common                           Retained
                                                                                     stock           Surplus          earnings

Balance December 31, 1993                                         548,160             5,482         3,476,518        8,309,569
Net earnings 1994                                                                                        -             824,549
Cash dividends declared ($.50 per share)                                                                              (257,118)
Effect of adoption of FASB Statement No. 115,
  Accounting for Certain Investments in Debt and
  and Equity Securities
Change in unrealized gain (loss) on investment
  securities available for sale, net of change in
  deferred tax
Purchase of treasury stock
Stock dividend (1 to 15)
  29,960 at $18                                                                                                       (539,280)
  2,150 at $20                                                                                                         (43,000)
Cash paid in lieu of fractional shares                                                                                  (3,175)
                                                              -----------       -----------       -----------     ------------
Balance December 31, 1994                                         548,160             5,482         3,476,518        8,291,545
  Net earnings 1995                                                                    -                 -           1,230,362
  Cash dividends declared ($.50 per share)                                             -                 -                -
  Net Change in unrealized gain (losses)
   on investments available for sale
  Cash dividends payable on partial shares                                                                            (258,192)
                                                              -----------       -----------       -----------     ------------
Balance December 31, 1995                                         548,160             5,482         3,476,518        9,263,715
  Net earnings 1996                                                                                                  1,473,027
                                                                                       -                 -
  Cash dividends declared ($1.00 per share)                                            -                 -            (516,386)
  Net Change in unrealized gain (losses)
   on investments available for sale                                                   -                 -                -
                                                              -----------       -----------       -----------     ------------
Balance December  31, 1996                                        548,160             5,482         3,476,518       10,220,356
  Net earnings six months ended  June 1997                                                                             879,468
  Net Change in unrealized gain (losses)
   on investments available for sale
 Cash dividends declared ($.50 per share)                                                                             (258,193)

                                                              -----------       -----------       -----------     ------------
Balance June 30, 1997                                             548,160             5,482         3,476,518       10,841,632
                                                              ===========       ===========       ===========     ============



                                                                 Unrealized
                                                                   loss on                               Total
                                                                 investments        Treasury         stockholders'
                                                                     AFS              stock             equity

Balance December 31, 1993                                              -            (508,590)          11,282,979
Net earnings 1994                                                                                         824,549
Cash dividends declared ($.50 per share)                                                                 (257,118)
Effect of adoption of FASB Statement No. 115,
  Accounting for Certain Investments in Debt and
  and Equity Securities                                             491,437                               491,437
Change in unrealized gain (loss) on investment
  securities available for sale, net of change in
  deferred tax                                                   (1,128,723)                           (1,128,723)
Purchase of treasury stock                                                          (539,280)            (539,280)
Stock dividend (1 to 15)
  29,960 at $18                                                                      539,280                 -
  2,150 at $20                                                                        43,000                 -
Cash paid in lieu of fractional shares                                                                     (3,175)
                                                                -----------      -----------           ----------
Balance December 31, 1994                                          (637,286)        (465,590)          10,670,669
  Net earnings 1995                                                                     -               1,230,362
  Cash dividends declared ($.50 per share)                                              -                    -
  Net Change in unrealized gain (losses)                               -                                     -
   on investments available for sale                                754,699                               754,699
  Cash dividends payable on partial shares                                                               (258,192)
                                                                -----------      -----------           ----------
Balance December 31, 1995                                           117,413         (465,590)          12,397,538
  Net earnings 1996                                                                                     1,473,027
                                                                                        -                    -
  Cash dividends declared ($1.00 per share)                                                              (516,386)
  Net Change in unrealized gain (losses)                                                                     -
   on investments available for sale                                (91,130)            -                 (91,130)
                                                                -----------      -----------           ----------
Balance December  31, 1996                                           26,283         (465,590)          13,263,049
  Net earnings six months ended  June 1997                                                                879,468
  Net Change in unrealized gain (losses)                                                                     -
   on investments available for sale                                 54,880                                54,880
 Cash dividends declared ($.50 per share)                                                                (258,193)
                                                                -----------      -----------           ----------

Balance June 30, 1997                                                81,163         (465,590)          13,939,205
                                                                ===========      ===========           ==========



United Bank
Statement of Cash Flows (Unaudited)                                             1997             1996
Six Months Ended June 30, 1997 and 1996

Operating Activities
 Net Income                                                                   879,468      $    710,229
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                  120,000            85,500
   Depreciation on Premises and Equipment                                     154,911           119,952
   Amortization of Investment Securities                                       26,522            38,751
   Amortization of Investment Securities Available for Sale                    32,883            34,106
   (Gain) Loss on Sale of Investment Securities                                    --                --
   (Gain) Loss on Sale of Investment Securities Available for Sale             10,321                --
   (Gain) Loss on Sale of Other Real Estate                                        --            (1,355)
   (Gain)Loss on Disposal of Premises and Equipment                              (171)           (3,300)
   Writedown of Other Real Estate                                                  --                --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                         (808,962)         (425,599)
   Increase (Decrease) in Deferred Income Taxes                                    --           130,504
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                     443,258          (142,559)
                                                                           ----------      ------------
 Net Cash Provided (Used) by Operating Activities                             858,230           546,229
                                                                           ----------      ------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                   788               601
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                    --                --
  Proceeds From Sales of Investment Securities                                     --                --
  Proceeds From Sales of Investment Securities Available for Sale           2,505,925                --
  Proceeds From Maturities of Investment Securities                         1,072,655         4,575,112
  Proceeds From Maturities of Investment Securities Available for Sale      1,814,116         4,112,031
  Purchases of Investment Securities                                         (817,477)       (6,640,622)
  Purchases of Investment Securities Available for Sale                    (7,216,667)       (4,583,663)
  Net (Increase) Decrease in Loans                                         (5,246,350)       (3,970,636)
  Purchases of Premises and Equipment                                        (126,350)         (183,253)
  Proceeds From Sales of Premises and Equipment                                   171             3,300
  Purchases of Other Real Estate                                                   --           (20,305)
  Proceeds From Sales of Other Real Estate                                      2,000            74,525
                                                                           ----------      ------------
 Net Cash Provided (Used) by Investing Activities                          (8,011,190)       (6,632,910)
                                                                           ----------      ------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                      5,408,952         2,625,888
 Net Increase in securities sold under
  agreement to repurchase                                                     794,692        (2,255,961)
  Cash Dividends                                                             (258,193)         (260,000)
  Purchase of Treasury Stock                                                       --                --
  Increase (Decrease) in Other Borrowed Funds                                 663,923           748,782
                                                                           ----------      ------------
 Net Cash Provided (Used) by Financing Activities                           6,609,374           858,709
                                                                           ----------      ------------
Increase (Decrease) in Cash and Cash Equivalents                             (543,586)       (5,227,972)
Cash and Cash Equivalents at Beginning of Period                            8,789,453        13,775,385
                                                                           ----------      ------------
Cash and Cash Equivalents at End of Period                                  8,245,867      $  8,547,413
                                                                           ==========      ============


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

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 1997, and 1996, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income for the six months ended June 30, 1997, was $879,468 an increase of $169,239, or 23.83%, as compared to $710,229 for the same period in 1996. Net earnings per share increased to $1.70 for the six months ended June 30, 1997, as compared to $1.38 in 1996.

Total interest income increased $496,613, or 9.19%, to $5,898,059 in 1997 from $5,401,446 in 1996. Average interest earning assets were $140,940,674 for the first six months 1997, as compared to $131,833,809 for the same period in 1996, an increase of $9,106,865, or 6.91%. The average rate earned in 1997 was 8.44% as compared to 8.24% in 1996, reflecting slightly higher interest rates during 1997. Thus, the increase in total interest income in 1997 is attributed to both the increase in earning assets, and the rise in interest rates. Net interest margin increased to 4.72% for the first six months of 1997 as compared to 4.53% for the same period in 1996. This increase shows the increase in prime rate in March was not followed by higher rates on the deposits side of the balance sheet.

Total interest expense increased by $168,961, or 6.96%, in 1997 to $2,597,615 from $2,428,654 in 1996. Average interest bearing liabilities increased to $114,327,886 in 1997 from $106,345,359 in 1996, an increase of $7,982,527, or
7.51%. The average rate paid fell to 4.58% in 1997, as compared to 4.59% in 1996.

The provision for loan losses increased to $120,000 for the first six months of 1997 as compared to $ 85,500 for the same period in 1996. Net charged-off loans for the first six months of 1997 were $55,380, as compared to $59,085 for the same period in 1996.

The allowance for possible loan losses represents 1.63% of gross loans at June 30, 1997, as compared to 1.65% at year-end 1996. Loans on which the accrual of interest had been discontinued was reduced to $253,556 at June 30, 1997, as compared to $339,016 at December 31, 1996.

Total noninterest income increased to $822,039 for the first six months of 1997, as compared to $582,312 for the same period in 1996, a decrease of $239,727, or 41.17%. Service charges on deposits increased $10,560, or 2.25%, to $480,449 in 1997 from $469,889 in 1996. Commissions on credit life increased to $34,493 in 1997 from $28,598 in 1996, an increase of $5,895, or 20.61%.
Other income increased during the first six months of 1997 to $317,418 from $83,825 in 1996, an increase of $233,593 or 278.67%. This increase is due to an insurance settlement, a rebate on Director and Officer insurance, and dividend from Risk Associates.

Total noninterest expense increased $238,085, or 9.56%, to $2,727,555 during the first six months of 1997, as compared to $2,489,470 for the same period in 1996. Salaries and benefits increased to $1,461,159 in 1997 from $1,311,507 in 1996, an increase of $149,652, or 11.41%. Occupancy expense increased $82,741, or 24.38% to $422,105 in 1997 from $339,364 in 1996. This increase in cost is due to the opening of one branch and two new divisions within the Bank. Other expenses increased to $844,291 during the first six months of 1997 from $838,599 for the same period in 1996, an increase of $5,692, or .67%.

Earnings before taxes for the first six months of 1997 increased $294,794, or 30.01%, to $1,274,928 from $980,134 for the same period in 1996. Income tax expense increased to $395,460 in 1997 from $269,905 in 1996, a decrease of $125,555, or 46.52%.

Three Months Ended June 30, 1997, and 1996, Compared

Net earnings for the three months ended June 30, 1997, increased to $417,494 from $327,394, an increase of $90,100, or 27.52%. Earnings per share increased to $.81 from $.63 in 1996.

Total interest income increased $304,199, or 11.21% to $3,017,227 for the second quarter of 1997, as compared to $2,713,028 for the same period in 1996. Interest and fees on loans increased $322,108, or 19.03%, to $2,014,385 in 1997, from $1,692,277 in 1996. The average rate earned on interest earning assets during the second quarter of 1997 was 8.52%, as compared to 8.19% for the same period in 1996. Therefore the increase in interest earning is due to both the increase in interest rates and the increase in earning assets. The net interest margin increased to 4.84% for the second quarter of 1997, as compared to 4.52% for the same period in 1996. Average interest earning assets increased to $142,145,367 in 1997, from $133,210,836 in 1996, an increase of $8,934,531, or 6.71%.

Total interest expense increased due to the large increase in interest bearing liabilities. Total interest expense increased $109,561, or 9.03%. Total interest expense for the second quarter of 1997 was $1,322,256, as compared to $1,212,695 for the same period in 1996. Average interest bearing liabilities for the second quarter of 1997 were $115,043,453, as compared to $107,828,507 for the same period in 1996, an increase of $7,214,946, or 6.70%.

The provision for loan losses increased to $60,000 for the second quarter of 1997 as compared to $42,750 for the same period in 1996. Net recoveries for the second quarter of 1997 were $46,352, as compared to $70 net charge offs for the same period in 1996.

Total noninterest income increased to $377,377 for the second quarter of 1997 as compared to $301,875 in 1996 an increase of $75,502, or 25.01%. Service charges on deposits increased $133 to $236,867 in 1997, from $236,734 in 1996.
Commissions on credit life insurance increased to $21,642 in 1997 from $15,698 in 1996. Other income increased during the second quarter of 1997 to $122,603 from $49,443 in 1996, an increase of $73,160, or 147.97%. During the second quarter the Bank received an insurance rebate on Bond Policies of $18,469 and a rebate on computer services of $21,325.

Total noninterest expense increased $93,286, or 7.14%, to $1,400,034 during the second quarter of 1997, as compared to $1,306,748 for the same period in 1996. Salaries and benefits increased to $742,244 in 1997, from $710,929 in 1996, an increase of $31,315, or 4.40%. This increase has been caused by the opening of a new branch and the introduction of several new services in the bank. Occupancy expense increased $35,132, or 20.15%, to $209,495 in 1997 from $174,363 in 1996. The occupancy expense increase is because the Foley Branch was in operation for the full quarter in 1997, last year the branch was only opened in May of the second quarter. Other expense increased to $448,295 during the second quarter of 1997, as compared to $421,456 for the same period in 1996, an increase of $26,839, or 6.37%.

Earnings before taxes for the second quarter of 1997 increased by $159,604 or 35.26% to $612,314 from $452,710 for the same period in 1996. Income taxes increased to $194,820 in 1997 from $125,316 in 1996, an increase of $69,504, or 55.46%.

Financial Condition and Liquidity

Total assets on June 30, 1997, were $153,265,389, as compared to $145,278,409 on December 31, 1996, an increase of $7,986,980, or 5.50%. Average total assets for the first six months of 1997 were $151,765,220. The loan to deposit ratio (net loans) on June 30, 1997, excluding bankers acceptances and commercial paper, was 60.81%, as compared to 59.31% on December 31, 1996.

Fed Funds Sold decreased to $0 on June 30, 1997, as compared to $650,000 on December 31, 1996, a decrease of $650,000. The investment securities available for sale increased to $39,253,593 from $36,308,703 at December 31, 1996. The investment securities held to maturity decreased from $22,488,632 at December 31, 1996 to $22,770,322 in June of 1997.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 1997 and December 31, 1996. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                           June                 December
          Description                                      1997                   1996
                                                             (Dollars in Thousands)

(A)       Loans accounted for on                           $254                     $339
          a nonaccrual basis

(B)       Loans which are contractually
          past due ninety days or more
          as to interest or principal
          payments (excluding balances
          included in (A) above).                            23                       14

(C)       Loans, the terms of which have
          been renegotiated to provide a
          reduction or deferral of interest
          or principal because of a
          deterioration in the financial
          position of the borrower.                          16                       54

(D)       Other non-performing assets                       145                      147


Total deposits increased $5,408,952, or 4.39%, to $128,484,520 on June 30, 1997, from $123,075,568 at year end. Noninterest bearing deposits increased to $21,345,403 at June 30, 1997, from $19,973,202 at year end 1996, an increase of
$1,372,201, or 6.87%. Interest bearing deposits increased $4,036,751, or 3.92%, to $107,139,117 on June 30, 1997, from $103,102,366 at December 31, 1996.
Average total deposits for the first six months of 1997 were $126,280,534.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 1997, was $13,939,205, an increase of $676,156 or 5.10%, from $13,263,049 at year end
1996. This increase is due to earnings, the increase of the market value of the available for sale portfolio, and the dividend declared of $258,193 at June 30, 1997.

Primary capital to total assets at June 30, 1997, was 9.10%, as compared to 9.13% at year end 1996. Total capital and allowances for loan losses to total assets at June 30, 1997, were 9.95%, as compared to 9.99% at December 31, 1996. The Corporation's bank subsidiary, United Bank, had risk based capital of $14,969,000, or 16.30%, at June 30, 1997, as compared to $13,980,000, or 16.63%
at year end 1996. United Bank had excess risk based capital of 8.30% at June 30, 1997, and 8.63% at December 31, 1996, based upon the minimum requirement of 8.00%.

                          PART II -- OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of security holders of United Bancorporation of Alabama, Inc. was held May 7, 1997.

         (b) The following directors were elected at the annual meeting of the security holders of United Corporation of Alabama, Inc.:

               Nominees                For              Against   Abstentions
               --------                ---              -------   -----------

               L. Walter Crim          380,597            767          0
               H. Leon Esneul          381,258            106          0
               William J. Justice      381,036            328          0



               Those directors of the Corporation who were not standing for re-election and whose terms of office continued after the 1996 Annual Meeting are Robert R. Jones III, Bobby W. Sawyer, Claude
               S. Swift and David D. Swift.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   See Exhibit Index.

         (b) During the quarter ended June 30, 1997 the Corporation did not file a Form 8-K Current Report.


                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED BANCORPORATION OF ALABAMA, INC.


                                       /s/ MITCH STAPLES
Date:   August 13, 1997                ----------------------------------------
      -------------------              Mitch Staples
                                       Treasurer (principal financial officer)

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED BANCORPORATION OF ALABAMA, INC.

Date:   August 13, 1997               /s/ MITCH STAPLES
                                      ----------------------------------------
                                      Mitch Staples
                                      Treasurer (principal financial officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

  27                        Financial Data Schedule