Form 10-Q
period 1997-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1997-11-13
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      September 30, 1997
                               ----------------------------

Commission file number      2-78572
                       ----------------


                    UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                        63-0833573
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)



200 East Nashville Avenue, Atmore, Alabama                        36502
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



                                (334) 368-2525
              ----------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997.


                    Class A Common Stock.... 516,385 Shares
                    Class B Common Stock....   -0-   Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1997


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

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Item 1.

                                                             September       December 31,
                                                               1997             1996
Assets
Cash and due from banks                                      $7,259,696         8,139,453
Federal funds sold                                            2,810,000           650,000
                                                            ------------   ---------------
           Cash and cash equivalents                         10,069,696         8,789,453

Interest bearing deposits with other
  financial institutions                                        101,322           102,548
Securities Available for sale                                38,987,302        36,308,703

Investment securities (market values of $23,103,435          22,975,358        22,770,332
   and $22,555,998, respectively)
Loans                                                        85,582,002        75,183,615
Less:  Unearned income                                          641,475           937,725
             Allowance for loan losses                        1,404,618         1,243,457
                                                            ------------   ---------------
           Net loans                                         83,535,909        73,002,433

Premises and equipment, net                                   2,103,463         2,012,227
Interest receivable and other assets                          2,204,705         2,292,713
                                                            ------------   ---------------
           Total assets                                     159,977,755       145,278,409
                                                            ============   ===============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                      $19,658,759        19,973,202
  Interest bearing                                          111,008,303       103,102,366
                                                            ------------   ---------------
           Total deposits                                   130,667,062       123,075,568

Securities sold under agreements to repurchase                9,300,331         6,754,899
Other borrowed funds                                          3,744,104           668,307
Accrued expenses and other liabilities                        1,848,593         1,516,586
                                                            ------------   ---------------
           Total liabilities                                145,560,090       132,015,360

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding.                                  5,482             5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                  0                 0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                    0                 0
Surplus                                                       3,476,518         3,476,518
Net unrealized loss on investments on
  available for sale investments                                185,486            26,283
Retained earnings                                            11,215,769        10,220,356
                                                            ------------   ---------------
                                                             14,883,255        13,728,639
Less 31,775 and 31,775 treasury shares, at cost                 465,590           465,590
                                                            ------------   ---------------
         Total stockholders' equity                          14,417,665        13,263,049
                                                            ------------   ---------------
         Total liabilities and stockholders' equity         159,977,755       145,278,409
                                                            ============   ===============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                 (UNAUDITED)

                                                                Three Months Ended                    Nine Months Ended
                                                                     September                             September
                                                             1997               1996               1997                1996
Interest income:
  Interest and fees on loans                               2,198,636          1,876,187          6,100,755          5,220,292
  Interest on investment securities Available for Sale:
    Taxable                                                  542,589            519,300          1,580,904          1,635,844
    Nontaxable                                                62,880             49,943            178,947            152,474
  Interest on investment securities Held to Maturity:
    Taxable                                                  245,976            281,257            751,821            855,878
    Nontaxable                                                97,817             70,834            275,478            211,480
                                                           ---------          ---------          ---------          ---------
   Total investment income                                   949,262            921,334          2,787,150          2,855,676
  Other interest income                                       44,154             17,623            202,206            140,622
                                                           ---------          ---------          ---------          ---------
      Total interest income                                3,192,052          2,815,144          9,090,111          8,216,590

Interest expense:
  Interest on deposits                                     1,291,341          1,130,994          3,673,855          3,412,353
  Interest on other borrowed funds                           144,806            129,948            359,907            277,243
                                                           ---------          ---------          ---------          ---------
      Total interest expense                               1,436,147          1,260,942          4,033,762          3,689,596

      Net interest income                                  1,755,905          1,554,202          5,056,349          4,526,994

Provision for loan losses                                    160,000             42,750            280,000            128,250
                                                           ---------          ---------          ---------          ---------

      Net interest income after
        provision for loan losses                          1,595,905          1,511,452          4,776,349          4,398,744

Noninterest income:
  Service charge on deposits                                 252,263            233,060            732,712            702,949
  Commission on credit life                                   17,530             12,041             52,023             40,639
  Investment securities gains and losses, net                 (6,562)            34,964            (16,883)            34,964
  Other                                                       93,565             74,358            410,983            158,183
                                                           ---------          ---------          ---------          ---------
      Total noninterest income                               356,796            354,423          1,178,835            936,735

Noninterest expense:
  Salaries and benefits                                      783,132            681,747          2,244,291          1,993,254
  Net occupancy expense                                      225,384            194,711            647,489            534,075
  Other                                                      400,566            402,527          1,244,857          1,241,126
                                                           ---------          ---------          ---------          ---------
      Total non-interest expense                           1,409,082          1,278,985          4,136,637          3,768,455

      Earnings before income tax expense                     543,619            586,890          1,818,547          1,567,024
Income tax expense                                           169,481            191,153            564,941            461,058
                                                           ---------          ---------          ---------          ---------
      Net earnings                                           374,138            395,737          1,253,606          1,105,966
                                                           =========          =========          =========          =========

Net earnings per share                                         $0.72              $0.77              $2.43              $2.14
Weighted average shares outstanding                          516,385            516,385            516,385            516,385
                                                           =========          =========          =========          =========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE PERIODS ENDED
                                  (UNAUDITED)

                                                    Shares            Common                               Retained
                                                                      stock             Surplus            earnings
Balance December 31, 1993                           548,160             5,482          3,476,518           8,309,569
Net earnings 1994                                                                              -             824,549
Cash dividends declared ($.50 per share)                                                                    (257,118)
Effect of adoption of FASB Statement No. 115,
  Accounting for Certain Investments in Debt and
  and Equity Securities
Change in unrealized gain (loss) on investment
  securities available for sale, net of change in
  deferred tax
Purchase of treasury stock
Stock dividend (1 to 15)
  29,960 at $18                                                                                             (539,280)
  2,150 at $20                                                                                               (43,000)
Cash paid in lieu of fractional shares                                                                        (3,175)
                                                   ---------         ---------         ----------         -----------
Balance December 31, 1994                            548,160            5,482          3,476,518           8,291,545
  Net earnings 1995                                                     -                  -               1,230,362
  Cash dividends declared ($.50 per share)                              -                  -                       -
  Net Change in unrealized gain (losses)
   on investments available for sale
  Cash dividends payable on partial shares                                                                  (258,192)
                                                   ---------         ---------         ----------         -----------
Balance December 31, 1995                            548,160            5,482          3,476,518           9,263,715
  Net earnings 1996                                                                                        1,473,027
                                                                        -                  -
  Cash dividends declared ($1.00 per share)                             -                  -                (516,386)
  Net Change in unrealized gain (losses)
   on investments available for sale                                    _                  -                   -
                                                   ---------         ---------         ----------         -----------
Balance December 31, 1996                            548,160            5,482          3,476,518          10,220,356
  Net earnings six months ended  September 1997                                                            1,253,606
  Net Change in unrealized gain (losses)
   on investments available for sale
 Cash dividends declared ($.50 per share)                                                                   (258,193)

                                                   ---------         ---------         ----------         -----------
Balance September  30, 1997                         548,160             5,482          3,476,518          11,215,770
                                                   =========         =========         ==========         ===========

                                                    Unrealized
                                                      loss on                            Total
                                                    investments      Treasury         stockholders'
                                                        AFS           stock              equity
Balance December 31, 1993                                    -       (508,590)         11,282,979
Net earnings 1994                                                                         824,549
Cash dividends declared ($.50 per share)                                                 (257,118)
Effect of adoption of FASB Statement No. 115,
  Accounting for Certain Investments in Debt and
  and Equity Securities                                491,437                            491,437
Change in unrealized gain (loss) on investment
  securities available for sale, net of change in
  deferred tax                                      (1,128,723)                        (1,128,723)
Purchase of treasury stock                                           (539,280)           (539,280)
Stock dividend (1 to 15)
  29,960 at $18                                                       539,280                 -
  2,150 at $20                                                         43,000                 -
Cash paid in lieu of fractional shares                                                     (3,175)
                                                   ------------     ----------      --------------
Balance December 31, 1994                             (637,286)      (465,590)         10,670,669
  Net earnings 1995                                                     -               1,230,362
  Cash dividends declared ($.50 per share)                              -                     -
  Net Change in unrealized gain (losses)                     -                                -
   on investments available for sale                   754,699                            754,699
  Cash dividends payable on partial shares                                               (258,192)
                                                   ------------     ----------      --------------
Balance December 31, 1995                              117,413       (465,590)         12,397,538
  Net earnings 1996                                                                     1,473,027
                                                                        -                     -
  Cash dividends declared ($1.00 per share)                                              (516,386)
  Net Change in unrealized gain (losses)                                                      -
   on investments available for sale                   (91,130)         -                 (91,130)
                                                   ------------     ----------      --------------
Balance December 31, 1996                               26,283       (465,590)         13,263,049
  Net earnings six months ended  September 1997                                         1,253,606
  Net Change in unrealized gain (losses)                                                      -
   on investments available for sale                   159,202                            159,202
 Cash dividends declared ($.50 per share)                                                (258,193)

                                                   ------------     ----------      --------------
Balance September  30, 1997                            185,485       (465,590)         14,417,665
                                                   ============     ==========      ==============

 United Bank
 Statement of Cash Flows (Unaudited)
 Nine Months Ended September 30, 1997 and 1996

                                                                                         1997               1996
Operating Activities
 Net Income                                                                    $       1,253,606  $       1,105,966
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                             280,000            128,250
   Depreciation on Premises and Equipment                                                229,169            180,408
   Amortization of Investment Securities                                                  36,583             60,576
   Amortization of Investment Securities Available for Sale                               49,822             51,231
   (Gain) Loss on Sale of Investment Securities                                                -             (2,395)
   (Gain) Loss on Sale of Investment Securities Available for Sale                        16,883            (32,554)
   (Gain) Loss on Sale of Other Real Estate                                                    -            (57,193)
   (Gain)Loss on Disposal of Premises and Equipment                                         (171)            (3,300)
   Writedown of Other Real Estate                                                              -                  -
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                                      22,074           (416,333)
   Increase (Decrease) in Deferred Income Taxes                                                -                  -
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                                332,006           (128,080)
                                                                                  ---------------    ---------------
 Net Cash Provided (Used) by Operating Activities                                      2,219,972            886,576
                                                                                  ---------------    ---------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                            1,226                997
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                                -                  -
  Proceeds From Sales of Investment Securities                                                 -            501,406
  Proceeds From Sales of Investment Securities Available for Sale                      3,505,925          1,347,374
  Proceeds From Maturities of Investment Securities                                    1,661,620          5,409,480
  Proceeds From Maturities of Investment Securities Available for Sale                 3,174,820          5,651,328
  Purchases of Investment Securities                                                  (1,903,229)        (6,640,622)
  Purchases of Investment Securities Available for Sale                               (9,160,711)        (4,583,663)
  Net (Increase) Decrease in Loans                                                   (10,813,476)       (10,305,033)
  Purchases of Premises and Equipment                                                   (320,405)          (289,246)
  Proceeds From Sales of Premises and Equipment                                              171              3,300
  Purchases of Other Real Estate                                                         (40,200)           (66,079)
  Proceeds From Sales of Other Real Estate                                                     -            100,763
                                                                                  ---------------    ---------------
 Net Cash Provided (Used) by Investing Activities                                    (13,894,259)        (8,869,995)
                                                                                  ---------------    ---------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                                 7,591,494          2,913,494
 Net Increase in securities sold under
  agreement to repurchase                                                              2,545,432         (3,123,937)
  Cash Dividends                                                                        (258,194)          (258,194)
  Purchase of Treasury Stock                                                                   -                  -
  Increase (Decrease) in Other Borrowed Funds                                          3,075,798          3,324,724
                                                                                  ---------------    ---------------
 Net Cash Provided (Used) by Financing Activities                                     12,954,530          2,856,087
                                                                                  ---------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents                                       1,280,243         (5,127,332)
Cash and Cash Equivalents at Beginning of Period                                       8,789,453         13,775,385
                                                                                  ---------------    ---------------
Cash and Cash Equivalents at End of Period                                     $      10,069,696  $       8,648,053
                                                                                  ===============    ===============

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

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments . The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the nine months ended September 30, 1997, and 1996, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the nine months ended September 30, 1997, was $1,253,606, an increase of $147,640 or 13.35%, as compared to $1,105,966 for the same period in 1996. Net income's improvement was due to a higher net interest margin. Net earnings per share increased to $2.43 for the nine months ended September 30, 1997, as compared to $2.14 in 1996.

Net interest income through the nine months increased 11.69% to $5,056,349. The net interest margin increased to 4.71% for the first nine months of 1997 as compared to 4.54% for the same period in 1996.

Total interest income increased $873,521, or 10.63%, to $9,090,111 in 1997, from $8,216,590 in 1996. Average interest earning assets were $143,039,566 for the first nine months 1997, as compared to $132,927,240 for the same period in 1996, an increase of $10,112,326, or 7.61%. The average rate earned in 1997 on earning assets was 8.48% as compared to 8.25% in 1996 reflecting rising interest rates during 1997, as the Federal Reserve Board raised rates 25 basis points, causing prime to move to 8.50%. The increase in total interest income in 1997 is also attributed to an increase in the volume of earning assets.

Total interest expense increased by $344,166, or 9.33%, in 1997 to $4,033,762 from $3,689,596 in 1996. Average interest bearing liabilities increased to $118,698,363 in 1997 from $106,384,099 in 1996, an increase of $12,314,264, or
11.58%. The average rate paid rose to 4.70% in 1997, from 4.63% in 1996. This slight increase is attributed the increase in volume of certificates of deposit.

The provision for loan losses increased to $280,0000 for the first nine months of 1997 as compared to $128,250 for the same period in 1996 Net charged-off loans for the first nine months of 1997 were $118,250, as compared to $83,243 for the same period in 1996.

The allowance for possible loan losses represents 1.64% of gross loans (excluding bankers acceptances and commercial paper) at September 30, 1997, as compared to 1.65% at year-end 1996. Loans on which the accrual of interest had been discontinued or reduced amounted to $297,605 at September 30, 1997, as compared to $339,016 at December 31, 1996. the allowance for loan losses remains adequate given the growth in loans and based upon the risks in the portfolio.

Total noninterest income increased to $1,178,835 for the first nine months of 1997, as compared to $936,735 for the same period in 1996, an increase of $242,100, or 25.85%. Investment security losses were $16,883 for the first nine months of 1997, as compared to $34,964 in 1996. Service charges on deposits increased $29,763, or 4.23%, to $732,712 in 1997 from $702,949 in 1996.
Commissions on credit life increased to $52,023 in 1997 from $40,639 in 1996, an increase of $11,384, or 28.01%. Other income increased during the first nine months of 1997 to $410,983 from $158,183 in 1996, an increase of $252,800, or
159.81%. This increase is accounted for primarily by an insurance settlement received from Progressive Insurance company.

Total noninterest expense increased $368,182, or 9.77%, to $4,136,637 during the first nine months of 1997, as compared to $3,768,455 for the same period in 1996. Salaries and benefits increased to $2,244,291 in 1997 from $1,993,254 in 1996, an increase of $251,037, or 12.59%. This increase is due to the opening of a new branch, a new department and other broker for the financial services division. Occupancy expense increased $113,414, or 21.24% to $647,489 in 1997 from $534,075 in 1996. Other expense increased to $1,244,857 during the first nine months of 1997 from $1,241,126 for the same period in 1996, an increase of $3,731, or .30%. Legal fees decreased by $45,011, or 50.88%, to $43,447 for the first nine months in 1997 from $88,458 in 1996. FDIC premiums paid on deposits increased $9,680, or 484.00%, to $11,680 in 1997, as compared to $2,000 for the same period in 1996. The FDIC Fund became fully capitalized which resulted in the 2,000 in 1996, but in an effort to recapitalize the SAIF fund the premiums have increased.

Earnings before taxes for the first nine months of 1997 increased $251,523, or 16.05%, to $1,818,547 from $1,567,024 for the same period in 1996 Due to higher operating profits, income tax expense increased to $564,941 in 1997 from $461,058 in 1996, an increase of $103,883, or 22.53%.

Three Months Ended September 30, 1997, and 1996, Compared

Net earnings for the three months ended September 30, 1997 was $374,138, a decrease of $21,599, or 5.46% from $395,737,for the same period last year. Earnings per share decreased to $.72 for the third quarter of 1997, from $.77 for the same period in 1996.

Total interest income increased $376,908, or 13.39% to $3,192,052 for the third quarter of 1997, as compared to $2,815,144 for the same period in 1996. Interest and fees on loans increased $322,449, or 17.19%, to $2,198,636 in 1997, from $1,876,179 in 1996. The average rate earned on interest earning assets during the third quarter of 1997 was 8.56%, as compared to 8.31% for the same period in 1996. This slight is due to increase in prime and the variable rate loans in the portfolio. The net interest margin increased to 4.83% for the third quarter of 1997, as compared to 4.54% for the same period in 1996. Average interest earning assets increased to $147,213,409 in 1997, from $135,099,885 in 1996, an increase of $12,113,525, or 8.97%.

Total interest expense increased by $175,205 or 13.89% from $1,260,942 in 1996 to $1,436,147 due to rising interest rates experienced in the third quarter of 1997. Average interest bearing liabilities for the third quarter of 1997 were $117,991,539, as compared to $108,128,598 for the same period in 1996, an increase of $9,862,941, or 9.12%.

The combined effect of volume and interest rate changes increased net interest income by $201,703 or 12.98%.

The provision for loan losses increased to $160,000 for the third quarter of 1997 as compared to $42,570 for the same period in 1996. Net charged-off loans for the third quarter of 1997 were $63,460, as compared to $24,158 for the same period in 1996.

Total noninterest income increased to $356,796 for the third quarter of 1997 as compared to $354,423 in 1996, an increase of $2,373, or .67%. Service charges on deposits increased $19,203, or 8.24%, to $252,263 in 1997, from $233,060 in
1996. Commissions on credit life insurance increased to $17,530 in 1997 from $12,530 in 1996. Other income increased during the third quarter of 1997 to $93,565 from $74,358 in 1996, an increase of $19,207, or 21.53%. this slight increase was the result of an insurance settlement in 1997.

Total noninterest expense decreased $130,097, or 10.17%, to $1,409,082 during the third quarter of 1997, as compared to $1,278,985 for the same period in 1996. Salaries and benefits increased to $783,132 in 1997, from $681,747 in 1996, an increase of $101,385, or 14.87%. Occupancy expense increased $30,673, or 15.75%, to $225,384 in 1997 from $194,711 in 1996, the increase is due to a new branch in Baldwin County, Alabama. Other expense decreased to 400,566 during the third quarter of 1997, as compared to $402,527 fort the same period in 1996, a decrease of $1,961, or .49%. Marketing expenses increased to $69,453 as compared to $35,290 for the same period last year, this expense has been incurred to help improve the Banks portfolio in its new markets.

Earnings before taxes for the third quarter of 1997 increased by $43,271 to $545,619 from $586,890 for the same period in 1996. Income taxes expense fell to $169,481 for the three months ended September 30, 1997 from $191,153, for the same period ended 1996. This decrease was due to lower earnings.


Financial Condition and Liquidity

Total assets on September 30, 1997, were $159,977,755, as compared to $145,278,409 on December 31, 1996, an increase of $14,699,346, or 10.12%.
Average total assets for the first nine months of 1997 were $143,039,566. The loan portfolio growth was funded largely by , new deposits, new loans from Federal Home Loan Bank, and the increase in repurchase agreements. Net loans increased to $83,535,909 at September 30, 1997, from $73,002,433 at year end 1996, an increase of $10,533,476, or 14.43%. The loan to deposit ratio (net loans) on September 30, 1997, excluding bankers acceptances and commercial paper, was 63.93%, as compared to 59.32% on December 31, 1996.

Federal funds sold increased to $2,810,000 on September 30, 1997, as compared to $650,000 on December 31, 1996, an increase of $2,160,000. Investment securities held to maturity increased to $22,975,358 at September 30, 1997 as compared to $22,770,331 at year end. The investment securities available for sale increased to $38,987,302 from $36,308,703 at December 31, 1996.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at September 30, 1997 and December 31, 1996. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                   September                 December
         Description                                    1997                     1996
                                                               (Dollars in Thousands)
(A)      Loans accounted for on                         $298                     $339
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                          18                       14

(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because of
         a deterioration in the financial
         position of the borrower.                        30                       54

(D)      Other non-performing assets                     115                      107

Total deposits increased $7,591,494, or 6.17%, to $130,667,062 on September 30, 1997, from $123,075,568 at year end. Noninterest bearing deposits decreased to $19,658,759 at September 30, 1997, from $19,973,202 at year end 1996, a reduction of $314,443, or 1.57%. Interest bearing deposits increased $7,905,937, or 7.67%, to $111,008,303 on September 30, 1997, from $103,102,366 at December 31, 1996. Average total deposits for the first nine months of 1997 were $126,641,908.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 1997, was $14,417,665 an increase of $1,154,616, or 8.71%, from $13,263,049 at year end 1996. Due to the adoption of FAS 115 in 1995, an unrealized gain on the Available for Sale portion of the corporation's portfolio is reflected through capital. As of September 30, 1997 this amount was $185,486. Net income for the nine months was $1,253,606.

Primary capital to total assets at September 30, 1997, was 9.01%, as compared to 9.13% at year end 1996. Total capital and allowances for loan losses to total assets at September 30, 1997 were 9.89%, as compared to 9.99% at December 31, 1996. The Corporation's bank subsidiary, United Bank, had risk based capital of $15,148,000, or 15.83%, at September 30, 1997, as compared to $13,980,000, or 16.63% at year end 1996. United Bank had excess risk based capital of 7.83% at September 30, 1997, and 8.63% at December 31, 1996, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)     See Exhibit Index

         (B) During the quarter ended September 30, 1997, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED BANCORPORATION OF ALABAMA, INC.


Date:   November 12, 1997                /s/ Mitch Staples
                                         -----------------------------
                                         Mitch Staples
                                         Treasurer
                                         (Principal Financial Officer)

                               Index To Exhibits




Exhibit
Number                            Description
-------                           -----------
  27                              Financial Data Schedule