Form 10-K405
period 1997-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1998-03-31
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 2-78572
   December 31, 1997


                     UNITED BANCORPORATION OF ALABAMA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        63-0833573
----------------------------                     -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or                              No.)
organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates as of February 27, 1998 was $20,139,015, based upon the price at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

Common Stock    Par Value                         Outstanding at March 20, 1998
------------    ---------                         ------------------------------
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

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), are in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from six banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley and Lillian, Alabama. The office in Lillian opened in 1997.

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa and Master Card, multi-purpose, nationally recognized credit card services, and trust services through Morgan Trust of Chattanooga, Tennessee.

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

Employees - The Corporation and its subsidiary had approximately 96 full-time officers and employees at December 31, 1997. All of the employees are engaged in the operations of United Bank. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The BHC Act requires the Federal Reserve to consider, among other things, anticompetitive effects, financial and managerial resources and community needs in reviewing such a transaction. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, bank holding companies are permitted to acquire banks located in any state without regard to whether the transaction is prohibited under any state law (except that states may establish a minimum age of not more than five years for local banks subject to interstate acquisitions by out-of-state bank holding companies), and interstate branching was permitted beginning June 1, 1997.

         The Alabama Banking Code generally prohibits branching across county lines within the state, but also provides that with the prior approval of the Superintendent of the Alabama State Department of Banking ("Superintendent"), state banks are entitled to all privileges granted to federally chartered or regulated banks. As a result of action by the Office of the Comptroller of the Currency to permit branching across county lines in 1990, the Superintendent authorized branching by Alabama-chartered banks without geographic restriction. Accordingly, United Bank has been able to expand by branching within Alabama subject to the required approvals described herein.

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

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous substantially revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 1997, the Bank was "well capitalized", and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC. Based on the Bank's capital tier it paid no BIF premium in 1997.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and other borrowings and the interest rate received by the bank on its loans and securities holdings constitutes the major portion of the bank's earnings. As a result, the earnings and business of the Corporation are and will be affected by economic conditions generally, both domestic and foreign, and also by the policies of various regulatory authorities having jurisdiction over the Corporation and the Bank, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans and other extensions of credit and deposits and the interest rates paid on liabilities and received on assets. The Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation may be affected thereby.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 1997 and 1996. Averages referred to in the following statistical information are generally average daily balances.

                       AVERAGE CONSOLIDATED BALANCE SHEETS
                                  1997 and 1996
                                    AVERAGES

                             (Dollars In Thousands)


                  Assets                             1997           1996
                                                  ---------      ---------
Cash and due from banks                           $   5,733          5,752
Interest-bearing deposits with
         other financial institutions                   102            103
Federal funds sold                                    4,191          3,306
Securities available for sale/taxable                33,694         34,486
Securities available for sale/tax exempt              4,503          3,581
Taxable investment securities held to
 maturity                                            15,409         17,497
Tax-exempt investment securities held to
 maturity                                             7,530          5,569
Loans, net                                           79,023         68,446
Premises and equipment, net                           2,023          1,720
Interest receivable and other assets                  2,264          2,365
                                                  ---------      ---------
         Total assets                             $ 154,472        142,825
                                                  =========      =========

         Liabilities and Stockholders' Equity

Demand deposits - noninterest-
         bearing                                  $  20,446         19,663
Demand deposits - interest-bearing                   17,269         17,356
Savings Deposits                                     15,131         14,876
Time Deposits                                        75,671         69,024
Other borrowed funds                                  1,822          1,426
Repurchase agreements                                 8,432          6,319
Accrued expenses and other liabilities                1,833          1,331
                                                  ---------      ---------
         Total Liabilities                          140,604        129,995

         Stockholders' equity:
Common stock                                              5              5
Surplus                                               3,477          3,477
Retained earnings                                    10,852          9,814
Less shares held in treasury,
         at cost                                       (466)          (466)
                                                  ---------      ---------
         Total stockholders' equity                  13,868         12,830
                                                  ---------      ---------
         Total liabilities and
         stockholders' equity                     $ 154,472        142,825
                                                  =========      =========

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities.

(Dollars in Thousands)                                               Average
                                                         Interest     Rates
                                           Average       Income/      Earned/
                  1997                     Balance       Expense      Paid
                  ----
Loans, net (1)                            $ 79,023        8,340      10.55
Available for Sale Taxable securities       33,694        2,116       6.28
Available for Sale Tax Exempt (2)            4,503          374       8.31
Held to Maturity Taxable Securities         15,409          987       6.41
Held to Maturity Tax Exempt (2)              7,530          592       7.86
Federal funds sold                           4,191          232       5.54
Interest-earning deposits with                 102           11      10.78
  other financial institutions
                                          --------     --------      -----
Total interest-earning assets             $144,452       12,652       8.75%
                                          ========     ========      =====

Savings deposits and demand
  deposits - interest-bearing             $ 32,400          900       2.77%
Time deposits                               75,671        4,112       5.43
Other borrowed funds                         1,822          118       6.48
Repurchase agreements                        8,432          403       4.78

                                          --------     --------      -----
Total interest-bearing liabilities        $118,325        5,533       4.68%
                                          ========     ========      =====
Net interest income/net yield
   on interest-earning assets                          $  7,119      4.93%
                                                       ========      =====

(Dollars in Thousands)                                               Average
                                                         Interest     Rates
                                          Average        Income/      Earned/
                  1996                    Balance        Expense      Paid
                  ----
Loans, net (1)                            $ 68,446        7,147      10.44
Available for Sale Taxable securities       34,486        2,146       6.22
Available for Sale Tax Exempt (2)            3,581          306       8.55
Held to Maturity Taxable Securities         17,497        1,110       6.34
Held to Maturity Tax Exempt (2)              5,569          441       7.91
Federal funds sold                           3,306          186       5.63
Interest-earning deposits with                 103           11      10.68
  other financial institutions
                                          --------     --------      -----
Total interest-earning assets             $132,988       11,347       8.53%
                                          ========     ========      =====

Savings deposits and demand
  deposits - interest-bearing             $ 32,232          894       2.77%
Time deposits                               69,024        3,687       5.34
Other borrowed funds                         1,426           78       5.46
Repurchase agreements                        6,319          293       4.64

                                          --------     --------      -----
Total interest-bearing liabilities        $109,001        4,952       4.54%
                                          ========     ========      =====
Net interest income/net yield
  on interest-earning assets                           $  6,395      4.81%
                                                       ========      =====

(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1997 and 1996.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances
                                                            Interest Income
                                                                Expense                             Variance As to

1997          1996                                          1997        1996      Variance        Rate        Volume
 79,023      68,446     Loans (Net)                         8,340       7,147       1,193           76        1,117
 33,694      34,486     Taxable Securities AFS(1)           2,116       2,146          30           22          (52)
  4,503       3,581     Tax Exempt Securities AFS (2)         374         306          68           (8)          76
 15,409      17,497     Taxable Securities HTM(3)             987       1,110        (123)          13         (136)
  7,530       5,569     Tax Exempt HTM (2)                    592         441         151           (3)         154
  4,191       3,306     Fed Funds Sold                        232         186          46           (3)          49
    102         103     Interest Bearing Deposits              11          11           0            0            0
144,452     132,988     Total Interest Earning Assets      12,652      11,347       1,305           49        1,256

                        Savings and Interest Bearing
 32,400      32,232     Demand Deposits                       900         894           6            0            6
 75,671      69,024     Other Time Deposits                 4,112       3,687         425           63          362
  1,822       1,426     Other Borrowed Funds                  118          78          40           16           24
  8,432       6,319     Repurchase Agreements                 403         293         110            9          101
118,325     109,001     Total Interest Bearing              5,533       4,952         581           88          493

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1) Available for Sale (AFS)
(2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1997 and 1996.
(3) Held to Maturity (HTM)

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances
                                                             Interest Income

                                                                 Expense                           Variance As to

1996         1995                                           1996        1995       Variance       Rate       Volume
 68,446      62,386     Loans (Net)                         7,147       6,704         443         (409)         852
 34,486      24,608     Taxable Securities AFS              2,146       1,686         460         (143)         603
  3,581       2,124     Tax Exempt Securities AFS (1)         306         195         111          (12)         123
 17,497      24,320     Taxable Securities HTM              1,110       1,421        (311)         120         (431)
  5,569       4,393     Tax Exempt HTM (1)                    441         371          70          (22)          92
  3,306       5,197     Fed Funds Sold                        186         298        (112)          (5)        (107)
    103         105     Interest Bearing Deposits              11          11           0            0            0
132,988     123,133     Total Interest Earning Assets      11,347      10,686         661         (471)       1,132

                        Savings and Interest Bearing
 32,232      33,070     Demand Deposits                       894         920         (26)          (3)         (23)
 69,024      62,121     Other Time Deposits                 3,687       3,338         349          (19)         368
  1,426         642     Other Borrowed Funds                   78          31          47            4           43
  6,319       5,760     Repurchase Agreements                 293         271          22           (3)          25
109,001     101,593     Total Interest Bearing              4,952       4,560         392          (21)         413

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1996 and 1995.

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. Approximately 39% of the Bank's investments are in investment securities held to maturity and 61% are securities available for sale. The Bank's loan policy establishes a desirable range for its loan to deposit ratio as being between 50% and 70%. This ratio as of December 31, 1997 was above the midway point of this range at 64.49%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Current Bank strategy is to expand the loan portfolio. Management intends that funding for this growth will come from deposit growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

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

                     Investment Securities Held to Maturity
                           December 31, 1997 and 1996

                             (Dollars in Thousands)

                                     1997                    1996
                                 --------------        --------------
                                    Amortized             Amortized
                                      Cost    %             Cost    %
U.S. Treasury Securities       $     7       0.0%           7       0.0%
U.S. Government Agencies        10,467      42.0       11,214      49.3
Mortgage Backed Securities       4,150      16.7        5,023      22.1
State and Municipal             10,290      41.3        6,526      28.6
                               -------     -----      -------     -----
  Total Amortized Cost         $24,914     100.0%      22,770     100.0%
                               =======     =====      =======     =====

         Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                           December 31, 1997 and 1996
                             (Dollars in Thousands)

                                     1997                    1996
                            ---------------------   ---------------------
                            Amortized    Weighted   Amortized    Weighted
                              Cost       Avg Yld      Cost       Avg Yld
U.S. Treasury Securities
  Within one year            $     7      3.67%     $     0      0.00%
  1 - 5 years                      0         0            7      3.67
  5 - 10 years                     0      0.00            0      0.00

                             -------      ----      -------      ----
                             $     7      3.67%     $     7      3.67%
                             =======      ====      =======      ====

U.S. Government Agencies
  Within one year            $     0      0.00%     $   500      5.24%
  1 - 5 years                  1,500      5.62        1,500      5.62
  5 - 10 years                 6,966      6.49        6,961      6.55
  After 10 years               2,001      6.51        2,253      6.68

                             -------      ----      -------      ----
                             $10,467      6.37%     $11,214      6.39%
                             =======      ====      =======      ====

State & Municipal (1)
  Within one year            $   846      7.96%     $     0      0.00%
  1 - 5 years                  1,232      7.38        1,818      7.67
  5 - 10 years                 3,166      7.86        1,909      8.12
  After 10 years               5,046      8.58        2,799      8.65

                             -------      ----      -------      ----
  Total                      $10,290      8.16%     $ 6,526      8.22%
                             =======      ====      =======      ====

Mortgage Backed
 Securities
  1 - 5 years                $   385      6.17%     $    12      9.00%
  5 - 10 years                     0      0.00            0      0.00
  After 10 years               3,765      7.11        5,011      6.68

                             -------      ----      -------      ----
  Total                      $ 4,150      7.02%     $ 5,023      6.68%
                             =======      ====      =======      ====


  Total Yield                             7.22%                  6.98%
                                          =====                  ====

  Total Amortized Cost       $24,914                $22,770
                             =======                =======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1997 and 1996.

                    Investment Securities Available for Sale
                           December 31, 1997 and 1996

                             (Dollars in Thousands)

                                       1997                   1996
                               ------------------    -------------------
                               Amortized     %       Amortized       %
                                 Cost                  Cost
U.S. Treasury Securities       $ 7,543      19.7%       7,550      20.8%
U.S. Government Agencies         8,865      23.2       11,987      33.1
Mortgage Backed Securities      12,429      32.5        9,148      25.2
Collateralized Mortgage
  Obligations                    1,281       3.3        1,280       3.5
State and Municipal              7,369      19.3        5,536      15.3
Other                              782       2.0          764       2.1

                               -------     -----      -------     -----
   Total                       $38,269     100.0%      36,265     100.0%
                               =======     =====      =======     =====

        Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                           December 31, 1997 and 1996
                             (Dollars in Thousands)

                                       1997                     1996
                               ---------------------   ---------------------
                               Amortized   Weighted    Amortized    Weighted
                                 Cost       Avg Yld      Cost        Avg Yld
U.S. Treasury Securities
  Within one year              $ 2,499       5.23%       2,514       4.73%
  1 - 5 years                    5,044       6.07        5,036       5.21

                               -------      -----      -------      -----
                               $ 7,543       5.79%     $ 7,550       5.05%
                               =======      =====      =======      =====

U.S. Government Agencies
excluding Mortgage Backed
Securities
  Within one year              $ 1,000       4.86%         497       7.22%
  1 - 5 years                    3,625       6.23        6,754       6.04
  5 - 10 years                   3,735       6.22        4,736       6.27
  After 10 years                   505       7.90         --         --

                               -------      -----      -------      -----
  Total                        $ 8,865       6.17%      11,987       6.18%
                               =======      =====      =======      =====

Mortgage Backed Securities
  Within one year              $     0       0.00%           0       0.00%
  1 - 5 years                    1,432       6.78        1,813       6.55
  5 - 10 years                   4,634       7.00        1,659       7.51
  After 10 years                 6,363       7.24        5,676       6.89

                               -------      -----      -------      -----
  Total                        $12,429       7.09%       9,148       6.94%
                               =======      =====      =======      =====


Collateralized Mortgage
Obligations
  After 10 years               $ 1,281       5.67%       1,280       5.67%

                               -------      -----      -------      -----
  Total                        $ 1,281       5.67%       1,280       5.67%
                               =======      =====      =======      =====

State & Municipal (1)
  Less than 1 year                 155       8.64%         479       8.52
  1 - 5 years                    2,183       8.78        1,007       8.13
  5 - 10 years                   2,190       9.27        2,317      10.51
  After 10 years                 2,841      10.82        1,733       9.03

                               -------      -----      -------      -----
  Total                        $ 7,369       9.70%       5,536       9.44%
                               =======      =====      =======      =====

Continued on next page..

Continued from previous page

                                    1997                   1996
                            -------------------    -------------------
                            Amortized  Weighted    Amortized  Weighted
                              Cost     Avg Yld       Cost     Avg Yld
                                         %                      %
Other Securities
  Less than 1 year             440      7.25%         425      7.25%
  1 - 5 years                  250      9.38          250      9.38
  5 - 10 years                  92     10.22           89     11.00

                           -------     -----      -------     -----
  Total                    $   782      8.28%         764      8.38%
                           =======     =====      =======     =====

  Total Yield                           7.10%                  6.49%
                                        ====                  =====

  Total amortized cost     $38,269                 36,265
                           =======                =======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1997 and 1996.

Relative Lending Risk - United Bank is located in a primary rural market composed of lower to middle income families. The primary economic influence in the area is timber and agricultural production, and the Bank's loan portfolio is reflective of this market. The Bank's ratio of loans to assets or deposits is at or above the average of its peer banks serving this market.

The risks associated with the Bank's lending are primarily interest rate risk and risks from concentrations or types of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 31.46% of the portfolio maturing in one year or less. In addition, 34.47% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than its local competitors. With offices in six communities, the Bank is somewhat insulated from the effects of major economic disruptions in one community. This geographic diversity affects all types of loans and plays a part in the Bank's risk management.

Each type of loan exhibits unique profiles of risk that could threaten repayment.

Commercial lending requires an understanding of the customers' business and financial performance. The Bank's commercial customers are primarily small to middle market enterprises. The larger commercial accounts are managed by the Senior Loan Officer. Risks in this category are primarily economic. Shifts in local and regional conditions could have an effect on individual borrowers; but, as previously mentioned, the Bank spreads this risk by serving multiple communities. As with the other categories, these loans are typically collateralized by assets of the borrower. In most situations, the personal assets of the business owners also collateralize the credit.

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

Real estate loans, whether they are construction or mortgage, have a very low delinquency rate. The Bank does not make long term, fixed rate mortgages; however, it does offer loans with repayment terms based on amortization of up to 15 years, but with balloons of shorter durations. The Bank does offer several different long term mortgage programs through third party processors.

Installment loans are generally collateralized. Given the small dollar exposure on each loan, risk of a significant loss is minimized. Pricing and closely monitoring past dues enhance the Bank's returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 1997 is approximately $17,015, an increase from 1996 of $2,835.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                            LOAN PORTFOLIO MATURITIES

                                December 31, 1997

                             (Dollars in Thousands)



                                            REMAINING MATURITY
                               -------------------------------------------
                                             One -       After
                               One Year      Five        Five
                               or Less       Years       Years       Total
Commercial, financial
  and agricultural             $16,065      20,258      14,984      51,307
Real estate - construction         686         366         268       1,320
Real estate - mortgage           3,211       8,030       4,937      16,178
Installment loans to
  individuals                    7,487       9,947         999      18,433
                               -------      ------      ------      ------


                  Total        $27,449      38,601      21,188      87,238
                               =======     =======     =======     =======


                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)

                            Predetermined   Floating
                                Rate          Rate       Total
Commercial, financial
  and agricultural             $18,165      17,077      35,242
Real estate - construction         384         250         634
Real estate - mortgage          10,399       2,568      12,967
Installment loans to
  individuals                    9,849       1,097      10,946


For additional information regarding interest rate sensitivity, see "Interest Rate Sensitivity" in Item 7 below and see Item 7A below. Quantitative and Qualitative Disclosures about Market Risk.

Non-performing Assets: The Corporation adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 1997, pursuant to the definition within SFAS 114, the Corporation had no significant impaired loans.

The following table sets forth the Corporation's non-performing assets at December 31, 1997 and 1996. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.



            Description                                                      1997      1996
                                                                         (Dollars in Thousands)
(A)      Loans accounted for on                                               $405     $339
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above)                                                 15       14

(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because
         of a deterioration in the
         financial position of the
         borrower                                                               36       54

(D)      Other non-performing assets                                            48      147
                                                                              ----     ----

                             Total                                             504      554
                                                                              ====     ====

If the loans in (A) above had been current throughout their term, interest income would have been increased by approximately $24,475 and $12,355 for 1997 and 1996, respectively. Of the assets in (D) above, $42,200 in 1997 was other real estate owned (OREO), and $6,091 was repossessed collateral, and in 1996 $52,000 was OREO and $94,891 was repossessed collateral.

As of December 31, 1997, all loans which management had determined were uncollectible were charged to the allowance for loan losses.

At December 31, 1997, loans with a total outstanding balance of $2,244,427 were considered potential problem loans. Potential problem loans consist of those loans for which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 1997. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations:  On December 31, 1997, the Corporation had
$9,623,980 of agriculture-related loans. Agriculture loans accounted for $91,313 and $93,269 of nonaccrual loans in 1997 and 1996, respectively.

                         Summary of Loan Loss Experience

                                         1997          1996          1995
                                       --------      --------      --------
                                                  (In Thousands)
Average amount of loans
  outstanding, net                     $ 79,023        68,446        62,386
                                       ========      ========      ========

Allowance for loan
  losses, beginning January 1             1,244         1,344         1,252
                                       --------      --------      --------


Losses charged off:
  Commercial, financial
     and agricultural                       (12)         (159)           (9)
  Real estate - mortgage                     (2)           (8)          (17)
  Installment loans to individuals         (170)         (179)         (125)
                                       --------      --------      --------

  Total charged off                        (184)         (346)         (151)

Recoveries during the period:
  Commercial, financial and
    agricultural                              3             7            13
  Real estate - mortgage                      0             8             6
  Installment loans to individuals           40            60            20
                                       --------      --------      --------

    Total recoveries                         43            75            39
                                       --------      --------      --------
    Net loans charged off                  (141)         (271)         (112)

Additions to the allowance
  charged to operations                     340           171           204

    Total allowance, ending
      December 31                      $  1,443      $  1,244      $  1,344
                                       ========      ========      ========

Ratio of net charge offs during
  the period to average loans
  outstanding                               .18%          .40%         .18%

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb potential losses in the portfolio. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current loan portfolio.

The table below reflects an allocation of the allowance for the years ended December 31, 1997 and 1996. The allocation represents an estimate for each category of loans based upon historical experience and management's judgement. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Management does consider, however, the allowance for loan losses to be adequate for the reported periods.

                                                Loans as a
                            Allowance         percent of total
                         1997       1996      1997       1996
                         ----       ----      ----       ----
Commercial,
Financial &
Agricultural            $  679        875      58.8       52.6%

Real Estate -
Construction                 0          0       1.5        1.9

Real Estate -
Mortgage                    87         50      18.6       18.8

Installment Loans
to Individuals             677        319      21.1       26.7
                        ------      -----     -----      -----
    Total Allowance     $1,443      1,244     100.0%     100.0%
                        ======     ======     =====      =====

Delinquent Loan Policy: Installment loans are placed on nonaccrual when the loan is three payments past due, and any single-date maturity notes are placed on nonaccrual status when such notes are delinquent for 90 days. Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank. Delinquent commercial loans are placed on nonaccrual status when the loan is 90 days past due.


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

Loans are charged off monthly. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which then must be approved by the Bank's senior loan officer and CEO.

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 1997 and 1996 by category.

                                                       Average
                                                      rate paid
    Deposits              1997         1996        1997       1996
                          ----         ----        ----       ----
Noninterest-bearing
  demand deposits       $ 20,446       19,663         0%        0%
                        ========     ========      ====      ====

Interest-bearing
  deposits:
    Demand              $ 17,269       17,356      2.60%     2.60%
    Savings               15,131       14,876      2.98      2.98
    Time                  75,671       69,024      5.43      5.34
                        --------      -------      ----      ----
                        $108,071      101,256      4.63%     4.52%
                        ========     ========      ====      ====


The following shows the amount of time deposits outstanding at December 31, 1997, classified by time remaining until maturity.

                               $100,000
                             Certificates  Other time
     Maturity                 of deposit    deposits
Three months or less            $12,276      17,496
Three to six months               6,705      14,804
Six to twelve months              5,619      10,378
Twelve months to five years       3,015      10,574
Over five years                       0           0
                                -------      ------

                                $27,615      53,252
                                =======     =======

The following table shows various amounts of Repurchase and other Short term borrowings and their respective rates.

                     Maximum                                        Average
                    Outstanding             Average                 Interest
                      At Any     Average    Interest     Ending     Rate at
                     Month End   Balance      Rate       Balance    Year-end
                    ---------   -------     --------   -------     --------
                                     (Dollars In Thousands)
1997
----

Securities sold      $9,300      8,432        4.78%      8,972        4.80%
under agreements
to repurchase

Other Short Term     $2,653        649        5.71       1,888        4.51
Borrowings


1996
----

Securities sold      $6,755      6,319        4.64       6,755        4.86
under agreements
to repurchase

Other Short Term     $5,792      1,426        5.46         668        3.98
Borrowings


Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 1997 and 1996:

                              1997       1996
                              ----       -----
Return on average assets      1.12%      1.03%
                             =====      =====

Return on average equity     12.47%     11.48%
                             =====      =====

Dividend pay-out ratio       32.84%     35.09%
                             =====      =====

Ratio of average equity
to average assets             8.98%      8.98%
                             =====      =====

ITEM 2.  PROPERTIES

The Corporation's bank subsidiary occupies five offices which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton) Monroe County (cities of Monroeville and Frisco City), and Baldwin County (cities of Foley and Lillian) Alabama, with the principal office located in Atmore, Alabama. The office in Atmore is a modern, three story, brick building while the other offices (other than the present Lillian office) are similar, modern, one story, brick buildings. The subsidiary bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring 2004. The Foley office is leased for a twenty year period, expiring in 2016. The present office in Lillian is a modular financial unit which is located on property owned by the Corporation and leased to the subsidiary. The lease is for a five year period ending in June of 2002. The Corporation has begun plans for construction of a permanent facility in Lillian.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Corporation's authorized common shares consist of the following:

(1) 975,000 shares of Class A common stock, $.01 par value per share, of which 516,385 shares were issued and outstanding and held by approximately 498 shareholders of record, as of March 16, 1998.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 16, 1998.

There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends of $1.10 per share in 1997 and $1.00 per share in 1996. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of any such dividends. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 12 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in Thousands except per share data)


                                      1997           1996          1995          1994          1993
                                   ---------      ---------     ---------     ---------     ---------
Income statement data:
  Interest income                  $  12,323         11,093        10,495         9,423         9,595
  Interest expense                     5,533          4,952         4,560         3,519         3,431
                                   ---------      ---------     ---------     ---------     ---------

  Net interest income                  6,790          6,141         5,935         5,904         6,164
  Provision for
    loan losses                          340            171           204           330           600
                                   ---------      ---------     ---------     ---------     ---------

  Net interest income after
     provision for
    loan losses                    $   6,450          5,970         5,731         5,574         5,564
                                   =========      =========     =========     =========     =========

  Investment securities gains/
    (losses), net                  $     (29)            35            32            14           831
                                   =========      =========     =========     =========     =========

  Net Earnings                     $   1,730          1,473         1,230           825         1,370
                                   =========      =========     =========     =========     =========

Balance sheet data:
  Total assets                     $ 164,545        145,278       140,466       131,809       126,780
                                   =========      =========     =========     =========     =========

  Total loans, net                 $  85,328         73,002        62,603        59,094        50,919
                                   =========      =========     =========     =========     =========

  Total deposits                   $ 135,282        123,075       117,743       114,065       108,638
                                   =========      =========     =========     =========     =========

  Total stockholders'
    equity                         $  14,627         13,263        12,398        10,671        11,283
                                   =========      =========     =========     =========     =========

Per share data:
  Basic and Fully diluted
    earnings per share             $    3.35           2.85          2.38          1.70          2.83
                                   =========      =========     =========     =========     =========

  Cash dividends per
    share                          $    1.10           1.00           .50           .50           .50
                                   =========      =========     =========     =========     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review is presented to provide an analysis of the consolidated results of operations of the Corporation and its subsidiary. This review should be read in conjunction with the consolidated financial statements included under Item 8.



                              SUMMARY OF OPERATIONS

The Corporation's 1997 net income was $1,729,559, as compared to a net income in 1996 of $1,473,027. Average net interest spread increased by 8 basis points from 3.99% in 1996 to 4.07% in 1997. The increase in average net interest spread, helped by an increase in average interest earning assets from $132,988,000 in 1996 to $143,435,000 in 1997, produced a $649,706 increase in net interest income in 1997. Noninterest income increased by $580,071 from $1,205,652 in 1996 to $1,785,723 in 1997. Most of this increase is attributed to an insurance settlement. The provision for loan losses in 1997 was $340,000 as compared to $171,000 in 1996. This increase was a result of the increase in the size of the portfolio, as the Bank has not experienced any material credit deterioration in its portfolio. Noninterest expenses for 1997 increased $733,206 from $5,069,670 in 1996 to $5,802,876 in 1997.

The Corporation's 1996 net income was $1,473,027, as compared to a net income in 1995 of $1,230,362. Average net interest spread declined by .20% from 4.19% in 1995 to 3.99% in 1996. The decline in average net interest spread, offset by an increase in average interest earning assets from $123,133,000 in 1995 to $132,988,000 in 1996, produced a $206,192 increase in net interest income in 1996. Noninterest income increased by $48,966 from $1,156,686 in 1995 to $1,205,652 in 1996. Most of this increase was attributed to the sale of other real estate owned that had been written down in a prior period. The provision for loan losses in 1996 was $171,000 as compared to $204,000 in 1995. Noninterest expenses for 1996 decreased $85,356 from $5,155,026 in 1995 to $5,069,670 in 1996. This decrease was attributed to lower litigation expenses in 1996.

                               NET INTEREST INCOME
                             (Dollars in Thousands)

                                         1997        1996        1995
                                       -------     -------     -------
Interest income (1) .................  $12,652      11,347      10,745
Interest expense ....................  $ 5,533       4,952       4,560
                                       -------     -------     -------
   Net interest income ..............    7,119       6,395       6,135
Provision for
   loan losses ......................      340         171         204
                                       -------     -------     -------
Net interest income after
   provision for
   loan losses on a Tax Equivalent
   basis ............................    6,779       6,224       5,981
Less:  Tax Equivalent
   adjustment .......................      328         254         250
                                       -------     -------     -------
Net interest income after
   provision for
   loan losses ......................  $ 6,451       5,970       5,731
                                       =======     =======     =======


(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 1997, 1996, and 1995.

Total interest income (on a full Federal tax equivalent basis) increased to $12,652,000 in 1997, from $11,347,000 in 1996, an increase of $1,305,000, or
11.50%. Of this increase 96.24% is due to the average earning assets increasing $10,447,000 while slightly higher interest rates caused an 3.76% increase in interest income. Average loans increased $ 10,577,000 while the average rate paid increased .08%. The average interest rate (FTE) earned on all interest-earning assets in 1997 increased to 8.75% from 8.53% in 1996. The interest rate spread increased from 3.99% in 1996 to 4.07% in 1997, as interest rates rose slightly on interest bearing liabilities, and on loans. Average taxable investment securities for 1997 were $49,103,000, as compared to $51,983,000 for 1996, a decrease of $2,880,000, or 5.54%. Average tax-exempt investment securities increased $2,883,000, or 31.51%, to $12,033,000 in 1997 from $9,150,000 in 1996. The average volume of federal funds sold increased to $4,191,000 in 1997 from $3,306,000 in 1996, an increase of $885,000 or 26.77%.
Average interest earning deposits with other financial institutions decreased to $102,000 in 1997, from $103,000 in 1996.

Total interest expense increased $581,000, or 11.73% to $5,533,000 in 1997, from $4,952,000 in 1996. Of this increase 84.85% was due to the increase in average interest bearing liabilities, and 15.14% was due to the increase in interest rates in 1997. The average rate paid on interest-bearing liabilities in 1997 was 4.68% as compared to 4.54% in 1996. Average interest-bearing liabilities increased to $118,325,000 in 1997, from $109,001,000 in 1996, an increase of
$9,324,000, or 8.55%. Average savings and interest-bearing demand deposits increased $168,000 or .52% to $32,400,000 in 1997, from $32,232,000 in 1996.
Average time deposits increased to $75,671,000 in 1997, from $69,024,000 in 1996, an increase of $6,647,000, or 9.62%. The average rate paid on time deposits increased to 5.43% in 1997 from 5.34% in 1996. The increase in time deposits during 1997 was due to the fact that the Bank expanded into new markets and sought deposits more aggressively in all markets.

Total interest income (on a full Federal tax equivalent basis) increased to $11,347,000 in 1996, from $10,745,000 in 1995, an increase of $602,000, or
5.60%. Of this increase 152.57% is due to the average earning assets increasing $9,855,000 while lower interest rates caused a 52.56% decrease in interest income. Average loans increased $ 6,060,000 while the average rate paid decreased .31%. The average interest rate (FTE) earned on all interest-earning assets in 1996 decreased to 8.53% from 8.68% in 1995. The interest rate spread decreased from 4.19% in 1995 to 3.99% in 1996, as interest rates remained stable on interest bearing liabilities, but competition forced lower rates on loans. Average taxable investment securities for 1996 were $51,983,000, as compared to $48,928,000 for 1995, an increase of $3,055,000, or 6.24%. Average tax-exempt investment securities increased $2,633,000, or 4.04%, to $9,150,000 in 1996 from $6,517,000 in 1995. The average volume of federal funds sold decreased to $3,306,000 in 1996 from $5,197,000 in 1995, a decrease of $1,891,000 or 36.38%.
Average interest earning deposits with other financial institutions decreased to $103,000 in 1996, from $105,000 in 1995.

Total interest expense increased $392,000, or 8.60% to $4,952,000 in 1996, from $4,560,000 in 1995. This increase was primarily due to the increase in average interest bearing liabilities. The average rate paid on interest-bearing liabilities in 1996 was 4.54% as compared to 4.49% in 1995. Average interest-bearing liabilities increased to $109,001,000 in 1996, from $101,593,000 in 1995, an increase of $7,408,000, or 7.29%. Average savings and interest-bearing demand deposits decreased $838,000 or 2.60% to $32,232,000 in 1996, from $33,070,000 in 1995. Average time deposits increased to $69,024,000 in 1996, from $62,121,000 in 1995, an increase of $6,903,000, or 11.11%. The average rate paid on time deposits decreased to 5.34% in 1996 from 5.37% in 1995. The increase in time deposits during 1996 was due to the fact that the Bank expanded into new markets and sought deposits more aggressively in all markets.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses for the year ended December 31, 1997 was $340,000, as compared to $171,000 in 1996, an increase of $169,000, or 98.83%. This increase in provision is due to growth in the loan portfolio and maintains the allowance at a level that is determined to be adequate by management, and approved by the

Board of Directors of the subsidiary bank. The increase was due to the rapid growth in the loan portfolio.

Loans charged-off in 1997 decreased to $183,593, from $345,750 in 1996, a decrease of $162,157. Recoveries of charged-off loans in 1997 were $43,271, a decrease of $31,300 as compared to $74,571 in 1996. Net charged-off loans for 1997 were $140,322, as compared to $271,179 for 1996, a decrease of $130,857.
The allowance for loan losses at December 31, 1997 represents 1.65% of gross loans, as compared to 1.65% at year end 1996. Loans on which the accrual of interest had been discontinued or reduced amounted to $405,236 on December 31, 1997, as compared to $339,016 at year end 1996.

The provision for loan losses for the year ended December 31, 1996 was $171,000, as compared to $204,000 in 1995, a decrease of $33,000, or 16.18%. This decrease in provision reflected improved asset quality and maintained the allowance at a level that is determined to be adequate by management, and approved by the Board of Directors of the subsidiary bank.

Loans charged-off in 1996 increased to $345,750, from $150,896 in 1995, an increase of $194,854. Recoveries of charged-off loans in 1996 were $74,571, an increase of $35,588 as compared to $38,983 in 1995. Net charged-off loans for 1996 were $271,179, as compared to $111,913 for 1995, an increase of $159,266.
This increase was due to several unrelated borrowers filing bankruptcy in 1996. The allowance for loan losses at December 31, 1996 represented 1.65% of gross loans, as compared to 2.07% at year end 1995. Loans on which the accrual of interest had been discontinued or reduced amounted to $339,016 on December 31, 1996, as compared to $333,002 at year end 1995.

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

                               NONINTEREST INCOME

                                   1997             1996            1995
                               -----------      -----------     -----------
Service charges on
   deposits                    $   996,164          931,932         908,838
Commission - credit
   life insurance                   68,704           55,250          88,151
Investment securities
   gains and (losses)(net)         (28,602)          34,964          31,867
Other                              749,457          183,506         127,830
                               -----------      -----------     -----------
         Total                 $ 1,785,723        1,205,652       1,156,686
                               ===========      ===========     ===========

Total noninterest income increased $580,071 or 48.11%, to $1,785,723 in 1997, as compared to $1,205,652 in 1996. The primary increase in other income is due to a $500,000 insurance settlement.

Service charge income increased to $996,164 in 1997, from $931,932 in 1996, an increase of $64,232, or 6.89%. This increase is primarily due to an increase in non-sufficient fund charges. Commissions on credit life insurance increased $13,454, or 24.35%, to $68,704 in 1997, from $55,250 in 1996. Other income increased to $749,457 in 1997, from $183,506 in 1996, an increase of $565,951, or 308.41%. The increase in other income in 1997 was attributable to a $500,000 settlement the Corporation received from its insurance company.

Total noninterest income increased $48,966 or 4.23%, to $1,205,652 in 1996, as compared to $1,156,686 in 1995. Net gains on sale of investment securities during 1996 totalled $34,964, as compared to a gain of $31,867 in 1995. In 1996, the Corporation sold some available for sale investment securities in order to fund growing loan demand.

Service charge income increased to $931,932 in 1996, from $908,838 in 1995, an increase of $23,094, or 2.54%. This slight increase was primarily due to a change in charges on overdraft checking accounts, for which new charges were implemented to help cover the cost of these unsecured credits. Commissions on credit life insurance decreased $32,901, or 37.32%, to $55,250 in 1996, from $88,151 in 1995. Other income increased to $183,506 in 1996, from $127,830 in
1995, an increase of $55,676, or 43.56%. The increase in other income in 1996 was attributable to the sale of other real estate owned that had been written down in previous years. The property was sold at a profit of $55,000.

                               NONINTEREST EXPENSE


                              1997          1996           1995
                          ----------     ----------     ----------
Salaries and benefits     $3,002,501      2,679,582      2,480,015
Net occupancy                841,008        736,551        638,798
Other                      1,959,367      1,653,537      2,036,213
                          ----------     ----------     ----------
Total                     $5,802,876      5,069,670      5,155,026
                          ==========     ==========     ==========

Total noninterest expense increased $733,206, or 14.46%, to $5,802,876 in 1997, from $5,069,670 in 1996. Other expense increased to $1,959,367 in 1997, from $1,653,537 in 1996, an increase of $305,830, or 18.50%. Of this increase
$250,000 was a donation to establish the United Bank Charitable Foundation, Inc. The Bank also had additional cost to establish a new branch in Lillian, Alabama. Salaries increased $322,919 or 12.05% to $3,002,501 in 1997 from $2,679,582 for
1996. A substancial portion of this increase can be attributed to the new branch and having the Foley branch operating for its first full year.

Income tax expense for 1997 was $703,888 as compared to $632,849 in 1996. Net earnings per share in 1997 were $3.35, as compared to a net earnings per share of $2.85 in 1996. Return on average assets for 1997 was 1.12%, as compared to 1.03% in 1996. Return on average equity was 12.47% in 1997, as compared to 11.48% in 1996.

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

                              LOANS AT DECEMBER 31

                                  1997             1996            1995
                               -----------     -----------     -----------
Commercial, financial
   and agricultural            $51,307,365      39,560,385      26,082,499
Real Estate - construction       1,319,684       1,398,013       1,230,498
Real Estate - mortgage          16,178,243      14,133,902      17,563,219
Installment loans to
   individuals                  18,432,583      20,091,315      20,185,236
                               -----------     -----------     -----------
                               $87,237,875      75,183,615      65,061,452
                               ===========     ===========     ===========

Total loans increased to $87,237,875 at December 31, 1997, from $75,183,615 at year end 1996, an increase of $12,054,260, or 16.03%. Commercial, financial and agricultural loans increased to $51,307,365 at year end 1997, from $39,560,385 at December 31, 1996. Most of the increase can be attributed to the Baldwin County markets, and more competitive pricing in present markets. Installment loans to individuals decreased to $18,432,583 at December 31, 1997, from $20,091,315 at year end 1996, a decrease of $1,658,732, or 8.26%. The ratio of loans to deposits on December 31, 1997, was 64.49%, as compared to 61.08% in 1996.

Total loans increased to $75,183,615 at December 31, 1996, from $65,061,452 at year end 1995, an increase of $10,122,163, or 15.56%. Commercial, financial and agricultural loans increased to $39,560,385 at year end 1996, from $26,082,499 at December 31, 1995. Most of the increase was attributed to the opening of a new branch in Foley, and more competitive pricing in existing markets. Installment loans to individuals decreased to $20,091,315 at December 31, 1996, from $20,185,236 at year end 1995, a decrease of $93,921, or .47%. The ratio of loans to deposits on December 31, 1996, was 61.08%, as compared to 55.26% in 1995.

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

As of December 31, 1997, the Corporation's liquidity was adequate. The corporation relies primarily on the Bank for its liquidity needs. In addition to $2,710,000 in federal funds sold, the balance of the Bank's cash and due from banks was $8,465,030. At December 31, 1997 the loan to deposit ratio was 64.49%. The Bank does not foresee any future problems with liquidity, but if needed, it has a federal funds line of credit that totals $10,500,000 and a credit availability from the Federal Home Loan Bank of $5,800,000. The Corporation's bank subsidiary has an Asset and Liability Committee which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities produced $17,045,096 in cash in 1997, with the majority of this coming from a net increase in deposits. The investing activities of the Corporation used $17,291,019 of the cash flows of the Bank. Of this use of cash, $12,720,148 was the net outflow into the loan portfolio. Investments maturing and proceeds from sales helped to fund these additional loans. Operations provided $2,631,500 in cash flows for the year ended December 31, 1997.

                            INTEREST RATE SENSITIVITY
                       Interest Rate Sensitivity Analysis
                             Year Ended December 31
                                      1997

                                  Three         Three
                                  Months        To Six       Six Months       1 - 5      5 Years
                                  Or Less       Months       to One Year      Years      Or After       Total
                                  -------       ------       -----------      -----      --------       -----
Earning Assets:
Loans, net of unearned
  income                          $ 39,038         6,951        10,679        23,744        6,359        86,771
Taxable securities AFS               2,440           999           500        10,582       17,962        32,483
Tax exempt securities AFS              155             0             0         1,952        3,677         5,784
Taxable securities HTM                   0             0             7         1,885       12,732        14,624
Tax exempt securities HTM                0           415           431         1,232        8,212        10,290
Federal Funds Sold                   2,710             0             0             0            0         2,710
Interest bearing deposits
  with other banks                       0             0           102             0            0           102
                                  --------      --------      --------      --------     --------      --------
TOTAL Interest Earning Assets     $ 44,343         8,365        11,719        39,395       48,942       152,764
                                  ========      ========      ========      ========     ========      ========
Interest Earning Liabilities
Demand Deposits                   $      0             0             0             0       17,799        17,799
Savings Deposits                         0             0             0             0       14,947        14,947
Certificates of Deposit less
  than $100,000                     17,496        14,804        10,378        10,574            0        53,252
Certificates of Deposit
  greater than $100,000             12,276         6,705         5,619         3,015            0        27,615
Federal Funds Purchased and
  securities sold under
  agreement to repurchase            8,972             0             0             0            0         8,972
Other Short Term Borrowings          1,076             0             0             0            0         1,076
Federal Home Loan Bank
Borrowing                                                                                   2,730         2,730
                                  --------      --------      --------      --------     --------      --------
TOTAL Interest Bearing            $ 39,820        21,509        15,997        13,589       35,476       126,391
                                  ========      ========      ========      ========     ========      ========
   Liabilities
Non Interest Bearing Source              0             0             0             0       21,669        21,669
  of Funds
                                  --------      --------      --------      --------     --------      --------
Interest Sensitivity Gap             4,523       (13,144)       (4,278)       25,806       (8,203)        4,704
Cumulative Gap                                    (8,621)      (12,899)       12,907        4,704

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of interest rates on the Corporation's performance. Therefore, interest rate shock scenarios are performed. In a rising interest rate shock scenario, the prime rate is assumed to increase 200 basis points over the next twelve months. In the falling interest rate shock case, the prime rate is assumed to drop 200 basis points over the next twelve months. The projected net interest margin in a stable interest rate environment is 5.15%, as compared to 5.26% in a rising rate scenario and 5.02% in a falling rate scenario. Management considers these interest rate movements to be worst case scenarios and within the limits established by the Board of Directors. Any business or strategic plans the Corporation may implement in a rising or falling rate environment are not taken into account in developing interest rate scenarios.

                                    YEAR 2000

The Bank recognizes that there is a business risk in computerized systems as the calendar nears the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage the Year 2000 challenges. The Bank has developed an ongoing action plan designed to ensure that its operational and financial systems will not be adversely affected by software failures due to processing errors arising from the year 2000 date. The Bank formed its Year 2000 committee in May of 1997, and the Board of Directors and senior management of the Bank have established year 2000 compliance as a strategic initiative. The Bank is well into the assessment and renovation phases of the project, in which all critical applications have been identified, programming issues determined, and software and hardware vendors and third party services providers have been contacted. While the Bank believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation.

At the present time, the Bank expects its most critical application vendors to have all systems compliant by June 1998, at which time testing will commence, and that testing will be substantially completed by December 31, 1998. The Bank routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance. The Bank is also in the process of addressing any loan relationships it believes could be materially affected by the year 2000 issue.

At this time, the Bank has not determined the cost of making modifications to correct any year 2000 problems, but presently anticipates that incremental expenditures for equipment and software expenses related to year 2000 issues will not materially differ from past expenditures. However, if Year 2000 issues are not fully and timely resolved, both by the Bank and by third parties on which the Bank's operations depend, including customers, clearing associations, governmental entities and other financial institutions, there could be a material impact on the operations of the Bank. The cost of implementing the Bank's Year

2000 plan and the date by which the Banks plans to complete its Year 2000 initiatives are based on management's best estimates, which were made based on numerous assumptions as to future events, including the continued availability and cooperation of vendors, service providers and other third parties, as well as other factors. There can be no guarantee that these estimates will be achieved at the anticipated costs or within the time frame anticipated. See "forward looking statement below".


                                CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 1997 was 8.98% as compared to 8.98% in 1996. Total stockholders equity on December 31, 1997 was $14,627,059, an increase of $1,364,010, or 10.28%, from $13,263,049 at year end 1996. The Corporation's net operating profit during 1997, less dividends of $568,023 declared to stockholders, plus the FAS 115 adjustment of $202,474, accounted for this increase. The Corporation's bank subsidiary, United Bank, had risk based capital of $15,316,000, or 16.24%, at December 31, 1997, well above the minimum risk based capital requirement of $7,543,000 or 8.0%. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future, for existing operations, but the continual growth into new markets may require the Bank to access external funding sources.


                          FORWARD LOOKING STATEMENTS


When used or incorporated by reference herein, the words herein, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions, are intended to identify forward- looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions including those set forth herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank's expectations with regard to any change Bank's

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risk, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Interest rate risk could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the Bank's normal course of business activities.

The Bank's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase in interest rates may adversely impact the Bank's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.

The Bank's Asset Liability Management Committee ("ALCO") monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in the net portfolio value ("NPV") and net interest income. NPV represents the market values of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off- balance sheet items over a range of assumed changes in market interest rates. A primary purpose of the Bank's ALCO is to manage interest rate risk to effectively invest the Bank's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Bank's exposure to interest rate risk is reviewed on a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in NPV in the event of hypothetical changes in interest rates. Further, interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. The ALCO is charged with the responsibility to maintain the level of sensitivity of the Bank's net interest margin within Board approved limits.

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of December 31, 1997. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                                                        CHANGE IN                 CHANGE IN
         CHANGE IN                               MARKET                 MARKET                    MARKET
         INTEREST RATES                          VALUE                  VALUE                     VALUE
         (BASIS POINTS)                          EQUITY                 EQUITY                    EQUITY(%)
               400                             11,783.0                 (4,915.2)                  (29.4)
               300                             12,936.3                 (3,761.9)                  (22.5)
               200                             14,136.6                 (2,561.6)                  (15.3)
               100                             15,388.6                 (1,309.6)                   (7.8)
                 0                             16,698.2                        0                       0
              (100)                            18,072.3                  1,374.1                     8.2
              (200)                            19,519.6                  2,821.4                    16.9
              (300)                            21,050.4                  4,352.2                    26.1
              (400)                            22,677.4                  5,979.2                    35.8

The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

Computation of prospective effects of hypothetical interest rate changes included in these forward-looking statements are subject to certain risks, uncertainties, and assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank could undertake in response to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 are included in the following pages shown in the index below.


         Index to Financial Statements                                                           Page(s)
         -----------------------------                                                           -------
         Independent Auditors' Report                                                              F1

         Consolidated Balance Sheets as of December 31,
                  1997 and 1996                                                                    F2

         Consolidated Statements of Operations for
                  the years ended December 31, 1997, 1996,
                  and 1995                                                                         F4

         Consolidated Statements of Stockholders'
                  Equity for the years ended December 31,
                  1997, 1996, and 1995                                                             F5

         Consolidated Statements of Cash Flows for
                  the years ended December 31, 1997, 1996,
                  and 1995                                                                         F6

         Notes to Consolidated Financial
                  Statements - December 31, 1997, 1996,
                  and 1995                                                                         F9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name of each nominee and each director of the Corporation continuing in office after the Annual Stockholders Meeting, a description of his position and offices, if any, with the Corporation and its subsidiaries, a brief description of his principal occupation during at least the last five years, and certain other information, including his age. Each such director and each nominee is a director of United Bank.


                                    DIRECTOR        DATE TERM AS                 PRINCIPAL OCCUPATION
NAME AND AGE                         SINCE         DIRECTOR EXPIRES             DURING PAST FIVE YEARS
L. Walter Crim (52)                   1997           May 2000                   Owner, Central Farm
                                                                                Supply

H. Leon Esneul (62)                   1993           May 2000                   Chairman of the Board
                                                                                of the Corporation;
                                                                                pecan grower;
                                                                                managing partner of
                                                                                the Doris Company.

William C. Grissett                   1998           May 1998*                  President, Sunbelt
(49)                                                                            Chemicals, Inc.

Robert R. Jones, III                  1992           May 1999                   President of the
(46)                                                                            Corporation since
                                                                                May, 1993; President
                                                                                and Chief Executive
                                                                                Officer of United
                                                                                Bank since July,
                                                                                1992.

William J. Justice                    1991           May 2000                   Vice Chairman of the
(58)                                                                            Board of the
                                                                                Corporation; Vice
                                                                                Chairman of the
                                                                                Board of United
                                                                                Bank; Pharmacist,
                                                                                President and Chief
                                                                                Executive Officer,
                                                                                Greenlawn Pharmacy.

Bobby W. Sawyer (44)                  1993           May 1999                   President, Hammer,
                                                                                Inc., construction
                                                                                company.

David D. Swift (47)                   1995           May 1998*                  Chairman of the Board
                                                                                of United Bank;
                                                                                Secretary, Swift
                                                                                Lumber, Inc.;
                                                                                Secretary, Swift
                                                                                Supply,
                                                                                Inc.; Partner,
                                                                                Palustris
                                                                                Products, Ltd.

           * nominee for election for a term expiring at the 2001 Annual Meeting of Stockholders

         The following table lists the executive officers of the Corporation and the respective positions held by them in the Corporation. Each is a director of the Corporation, except for Mitchell D. Staples, and information regarding their other business experience during the past five years and certain other information is set forth under the caption "ELECTION OF DIRECTORS" above. Mr. Staples, age 36, has been the Controller and Cashier of United Bank from October 1992 to present.

                  NAME                                        POSITION
                  ----                                        --------
                  Robert R. Jones, III                        President

                  H. Leon Esneul                              Chairman of the Board

                  William J. Justice                          Vice Chairman of the Board

                  David D. Swift                              Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

         Officers of the Corporation, and directors who also serve as directors or officers of United Bank, are remunerated by United Bank. The following Summary Compensation Table sets forth certain information concerning compensation to Robert R. Jones, III, the only executive officer of the Corporation who received total annual salary and bonus for 1997 exceeding $100,000.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                  ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR   SALARY    BONUS      COMPENSATION
---------------------------           ----   ------    -----      ------------
Robert R. Jones, III                  1997  $118,500  $20,289       $19,749(1)
President of the Corporation;         1996   110,250   23,654        19,986
President of United Bank              1995   105,000   21,764        18,659

---------------------

(1) Includes $7,638 contributed on behalf of Mr. Jones as a supplemental benefit pursuant to an Executive Compensation Agreement; $456 premium reimbursed by United Bank on a long-term disability insurance policy for Mr. Jones; $958 contributed by United Bank for the account of Mr. Jones pursuant to United Bank's 401(k) Employee Incentive Savings Plan (the "401(k) Plan"); $5,500 in fees for attendance at meetings of United Bank's Board of Directors; and $5,197 in profit-sharing payments made in 1997 for services in 1996.

         No fees are paid to directors of the Corporation for their services as such. Since all of the Corporation's directors also serve as directors of United Bank, they are compensated for their services to United Bank. See "Executive Compensation" above for information regarding compensation paid to executive officers of the Corporation.

         During 1997 all current directors of the Corporation also served as directors of United Bank. Each director of United Bank received a standard fee for such service of $3,500 ($4,700 for United Bank Board Chairman Claude S. Swift); $100 for each Joint Loan Committee meeting attended; and $50 for each additional committee meeting attended, with a maximum of $50 per day for additional meetings. In 1997, United Bank's Board of Directors held a total of 14 meetings: 12 monthly and two special.

Agreement with Mr. Jones

         United Bank and Mr. Jones entered into an Employment Agreement effective as of January 1 , 1998 (the "Agreement"), which prescribes certain duties, responsibilities and authorities of Mr. Jones as President and Chief Executive Officer of the Bank. The Agreement specifies an initial employment term of three years, with provisions for automatic annual renewals of the Agreement for successive three year period provides for annual determination by the Board of Directors of United Bank (the "Board") of Mr. Jones' salary and performance-based cash incentive compensation ("Bonus"), with 1998 salary of $138,000 and the Bonus for 1998 to range from 30% of salary to 45% of salary, based on attainment of net income goals of the Bank for the 1998 fiscal year applicable to all executive officers of the Bank; provides for certain benefits including supplemental benefits currently provided to Mr. Jones, and provides that the Bank will provide to Mr. Jones long-term incentive compensation as may be determined from time to time in the discretion of the Board.

         The Agreement also provides generally that in the event of Mr. Jones' death, the Bank will pay to his estate one quarter of his then-current annual salary plus a prorata portion of the Bonus.

otherwise payable to him; that in the event of his disability, the Bank will pay his salary and a prorata portion of Bonus until the earlier of twelve months after the date of disability or such time as disability benefits commence under a Bank-provided disability insurance policy; and that the Bank will pay Mr. Jones an amount equal to monthly salary, benefits and prorata Bonus for twelve months after termination of his employment by United Bank if such termination is not for cause.

Under the Agreement, Mr. Jones has agreed that during the term of his employment and for two years thereafter, he will not engage in any business similar of that of the Bank or any of its affiliates or solicit any employee of the Bank or any of its affiliates to leave their employment with the Bank or affiliates (the "Noncompetition Agreements"). The Agreement also provides generally that, if a change of control of the Bank occurs and within 36 months thereafter his employment by the Bank is terminated, the Bank will pay him a severance payment equal to two times the greater of the total cash compensation paid to him for the fiscal year most recently completed before the termination; or his annual salary at the time of termination and that in such event, the Noncompetition Agreements and non-solicitation would no longer apply.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of April 3, 1998, the number of shares of the Corporation's Class A Stock held by each person who owns of record or, to the knowledge of the Corporation, may be deemed to own beneficially, more than 5% of the outstanding shares of such Stock.

 NAME AND ADDRESS                           AMOUNT AND NATURE OF                        PERCENT
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP                        OF CLASS
-------------------                         --------------------                        --------
Patricia Swift,                                   26,025(1)                              5.04%
P.O. Box 345
Monroeville, AL  34640

---------------------

(1) Includes 20,000 shares held by the Claude Smithson Swift family trust dated 9/12/86 of which Mrs. Swift is trustee.


         The table below sets forth, as of April 3, 1998, the number of shares of Class A Stock owned by each director and by all executive officers and directors as a group.

                                                                                          PERCENTAGE
                                            AMOUNT AND NATURE OF                        OF OUTSTANDING
                  NAME                      BENEFICIAL OWNERSHIP                        CLASS A STOCK
                  ----                      --------------------                        -------------
                  L. Walter Crim                       957(1)                                 *

                  H. Leon Esneul                    13,604(2)                               2.63%

                  William C. Grissett                3,245(3)                                 *

                  Robert R. Jones, III               3,281(4)                                 *

                  William J. Justice                 4,638(5)                                 *

                  Bobby W. Sawyer                    3,490(6)                                 *

                  David D. Swift                     7,188(7)                               1.39%

                  All executive                     36,413(1)(2)(3)(4)                      7.05%
                  officers and                            (5)(6)(7)
                  directors as a
                  group (8 persons)

---------------------
*        less than 1%

(1)      Includes 168 shares owned jointly with his children.

(2) Includes 300 shares owned by The Doris Company; and 5,000 shares owned by his wife, as to which shares Mr. Esneul disclaims beneficial ownership.

(3)      Owned jointly with his wife.

(4) Includes 2,070 shares owned jointly with his wife; 45 shares owned jointly with his son; 560 shares owned by United Bank as an Individual Retirement Account; 561 shares owned by United Bank as an Individual Retirement Account for his wife; and 45 shares owned jointly by his wife and his daughter.

(5) Includes 2,368 shares owned jointly with his wife; 1,098 shares owned by his wife, as to which shares Mr. Justice disclaims beneficial ownership; and 106 shares owned by Mr. Justice for his granddaughter.

(6)      Owned jointly with his wife.

(7) Includes 688 shares owned by his wife, as to which shares Mr. Swift disclaims beneficial ownership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some Corporation and United Bank directors, officers, and principal stockholders, and their associates and immediate families were customers of, or had transactions with, subsidiaries of the Corporation in the ordinary course of business during 1997. In addition, some Corporation and United Bank directors are directors, officers, trustees, or principal security holders of corporations or other organizations that were customers of, or had transactions with, the Corporation or its subsidiaries in the ordinary course of business during 1997. All outstanding loans and other transactions with the Corporation's, and its subsidiary's, directors, officers, and principal stockholders, and their associates and immediate families, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and when made did not involve more than the normal risk of collectibility or present other unfavorable features. In addition to banking and financial transactions, the Corporation and its subsidiaries may have had additional transactions with, or may have used products or services of, various organizations of which directors of the Corporation or its subsidiaries are directors, officers, or principal stockholders. Such transactions were on terms comparable to those which would have been recorded with unaffiliated parties, and the amounts involved in such noncredit transactions have in no case been material in relation to the business of the Corporation and its subsidiaries or to such other organizations.

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

        10.1 Form of Employment Agreement between United Bank and Robert R. Jones, III*

          21      Subsidiary of the Registrant.

          27      Financial Data Schedule.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED BANCORPORATION OF ALABAMA, INC.
                                (Registrant)

                                BY:      /s/ Robert R. Jones, III
                                         ---------------------------------------
                                         Robert R. Jones, III
                                         President and Chief Executive Officer
                                         March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                      CAPACITY IN WHICH SIGNED                           DATE

/s/  Robert R. Jones, III                         President, Chief                            March 20, 1998
-------------------------                         Executive Officer, and
     Robert R. Jones, III                         Director


/s/  Mitchell D. Staples                          Treasurer                                   March 20, 1998
-------------------------                         (principal financial and
     Mitchell D. Staples                          principal accounting
                                                  officer)


/s/  H. Leon Esneul                               Director                                    March 20, 1998
-------------------------
     H. Leon Esneul


/s/  David D. Swift                               Director                                    March 20, 1998
-------------------------
     David D. Swift


/s/  William J. Justice                           Director                                    March 20, 1998
-------------------------
     William J. Justice


/s/  Bobby W. Sawyer                              Director                                    March 20, 1998
-------------------------
     Bobby W. Sawyer


/s/  Claude S. Swift                              Director                                    March 20, 1998
-------------------------
     Claude S. Swift

/s/  L. Walter Crim                               Director                                    March 20,  1998
-------------------------
     L. Walter Crim

Supplemental Information to Be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

The annual report to shareholders covering the registrant's last fiscal year and the proxy statement, form of proxy and other proxy soliciting material with respect to the registrant's 1998 annual meeting of shareholders are to be furnished to shareholders subsequent to the filing of this Annual Report on Form 10-K. Four copies of such report and proxy material will be furnished to the Commission when sent to security holders.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





February 11, 1998


                                                       /s/ KPMG PEAT MARWICK LLP
                                                       -------------------------
                                                           KPMG Peat Marwick LLP

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996







                        Assets                                       1997             1996
                        ------                                       ----             ----
Cash and due from banks (note 2)                                $  8,465,030        8,139,453
Federal funds sold                                                 2,710,000          650,000
                                                                ------------     ------------
          Cash and cash equivalents                               11,175,030        8,789,453

Interest-earning deposits with other financial institutions          100,920          102,548

Investment securities available for sale (note 3)                 38,649,802       36,308,703

Investment securities held to maturity (fair value
    of $25,077,650 and $22,555,998 at December 31,
    1997 and 1996, respectively) (note 3)                         24,914,930       22,770,332

Loans (note 4)                                                    87,237,875       75,183,615
Less:   Unearned income                                              466,859          937,725
        Allowance for loan losses                                  1,443,135        1,243,457
                                                                ------------     ------------
          Net loans                                               85,327,881       73,002,433

Premises and equipment, net (note 5)                               2,060,477        2,012,227
Interest receivable                                                1,831,947        1,595,968
Other assets                                                         484,085          696,745
                                                                ------------     ------------
          Total assets                                          $164,545,072      145,278,409
                                                                ============     ============








                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                     Consolidated Balance Sheets, Continued

                           December 31, 1997 and 1996




         Liabilities and Stockholders' Equity                      1997             1996
         ------------------------------------                      ----             ----
Deposits (note 7):
    Noninterest bearing                                        $ 21,669,112       19,973,202
    Interest bearing                                            113,612,701      103,102,366
                                                               ------------     ------------
          Total deposits                                        135,281,813      123,075,568

Securities sold under agreements to repurchase (note 8)           8,972,154        6,754,899
Advances from Federal Home Loan Bank (note 6)                     2,729,885               --
Treasury, tax and loan account                                    1,076,404          668,307
Accrued expenses and other liabilities                            1,857,757        1,516,586
                                                               ------------     ------------
          Total liabilities                                     149,918,013      132,015,360

Stockholders' equity (notes 12 and 16):
    Class A common stock.  Authorized 975,000
       shares of $.01 par value; 548,160 shares
       issued and outstanding                                         5,482            5,482
    Class B common stock of $.01 par value
       Authorized 250,000 shares; no shares
       issued and outstanding                                            --               --
    Preferred stock of $.01 par value
       Authorized 250,000 shares; no shares
       issued and outstanding                                            --               --
    Surplus                                                       3,476,518        3,476,518
    Retained earnings                                            11,381,892       10,220,356
    Net unrealized gain on investment securities available
       for sale, net of deferred taxes of $152,506 and
       $17,522 in 1997 and 1996, respectively                       228,757           26,283
                                                               ------------     ------------
                                                                 15,092,649       13,728,639
    Less 31,775 treasury shares at cost                             465,590          465,590
                                                               ------------     ------------
          Total stockholders' equity                             14,627,059       13,263,049
                                                               ------------     ------------
Commitments and contingencies (notes 13 and 14)
          Total liabilities and stockholders' equity           $164,545,072      145,278,409
                                                               ============     ============

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years Ended December 31, 1997, 1996, and 1995

                                                               1997              1996             1995
                                                               ----              ----             ----
Interest income:
   Interest and fees on loans                             $  8,339,955         7,147,823        6,703,530
   Interest on investment securities:
       Taxable                                               3,102,931         3,255,448        3,107,793
       Nontaxable                                              637,223           492,920          374,785
                                                          ------------      ------------     ------------
         Total interest on investment securities             3,740,154         3,748,368        3,482,578
                                                          ------------      ------------     ------------

   Other interest income                                       243,149           196,972          309,007
                                                          ------------      ------------     ------------
         Total interest income                              12,323,258        11,093,163       10,495,115
                                                          ------------      ------------     ------------

Interest expense:
   Interest on deposits (note 7)                             5,011,540         4,581,252        4,226,361
   Interest on other borrowed funds                            521,118           371,017          334,052
                                                          ------------      ------------     ------------
         Total interest expense                              5,532,658         4,952,269        4,560,413
                                                          ------------      ------------     ------------

         Net interest income                                 6,790,600         6,140,894        5,934,702

Provision for loan losses (note 4)                             340,000           171,000          204,000
                                                          ------------      ------------     ------------
         Net interest income after
           provision for loan losses                         6,450,600         5,969,894        5,730,702

Noninterest income:
   Service charges on deposits                                 996,164           931,932          908,838
   Commissions on credit life insurance                         68,704            55,250           88,151
   Investment securities (losses) gains, net (note 3)          (28,602)           34,964           31,867
   Other (note 15)                                             749,457           183,506          127,830
                                                          ------------      ------------     ------------
         Total noninterest income                            1,785,723         1,205,652        1,156,686
                                                          ------------      ------------     ------------

Noninterest expense:
   Salaries and benefits (note 10)                           3,002,501         2,679,582        2,480,015
   Net occupancy expense                                       841,008           736,551          638,798
   Other (note 15)                                           1,959,367         1,653,537        2,036,213
                                                          ------------      ------------     ------------
         Total noninterest expense                           5,802,876         5,069,670        5,155,026
                                                          ------------      ------------     ------------

         Earnings before income taxes                        2,433,447         2,105,876        1,732,362
Income tax expense (note 9)                                    703,888           632,849          502,000
                                                          ------------      ------------     ------------
         Net earnings                                     $  1,729,559         1,473,027        1,230,362
                                                          ============      ============     ============
Basic earnings per share                                  $       3.35              2.85             2.38
                                                          ============      ============     ============
Weighted average shares outstanding                            516,385           516,385          516,385
                                                          ============      ============     ============

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 1997, 1996 and 1995

                                                                                                                       Net
                                                                                                                    unrealized
                                                                                                                      gain
                                                                                                                    (loss) on
                                                                                                                    investment
                                                                                                                    securities
                                                                    Common                         Retained         available
                                                    Shares          stock          Surplus         earnings          for sale
                                                    ------          -----          -------         --------          --------
Balance December 31, 1994                            548,160     $     5,482       3,476,518       8,291,545         (637,286)
   Net earnings 1995                                      --              --              --       1,230,362               --
   Cash dividends declared ($.50 per share)               --              --              --        (258,192)              --
   Change in net unrealized gain (loss)
     on investment securities available
     for sale, net of change in deferred tax              --              --              --              --          754,699
                                                 -----------     -----------     -----------     -----------      -----------
Balance December 31, 1995                            548,160           5,482       3,476,518       9,263,715          117,413

   Net earnings 1996                                      --              --              --       1,473,027               --
   Cash dividends declared ($1.00 per share)              --              --              --        (516,386)              --
   Change in net unrealized gain (loss)
     on investment securities available
     for sale, net of change in deferred tax              --              --              --              --          (91,130)
                                                 -----------     -----------     -----------     -----------      -----------
Balance December 31, 1996                            548,160           5,482       3,476,518      10,220,356           26,283
   Net earnings 1997                                      --              --              --       1,729,559               --
   Cash dividends declared ($1.10 per share)              --              --              --        (568,023)              --
   Change in net unrealized gain (loss)
     on investment securities available
     for sale, net of change in deferred tax              --              --              --              --          202,474
                                                 -----------     -----------     -----------     -----------      -----------
Balance December 31, 1997                            548,160     $     5,482       3,476,518      11,381,892          228,757
                                                 ===========     ===========     ===========     ===========      ===========

                                                                      Total
                                                     Treasury      stockholders'
                                                      stock          equity
                                                      -----          ------
Balance December 31, 1994                           (465,590)      10,670,669
   Net earnings 1995                                      --        1,230,362
   Cash dividends declared ($.50 per share)               --         (258,192)
   Change in net unrealized gain (loss)
     on investment securities available
     for sale, net of change in deferred tax              --          754,699
                                                 -----------      -----------
Balance December 31, 1995                           (465,590)      12,397,538

   Net earnings 1996                                      --        1,473,027
   Cash dividends declared ($1.00 per share)              --         (516,386)
   Change in net unrealized gain (loss)
     on investment securities available
     for sale, net of change in deferred tax              --          (91,130)
                                                 -----------      -----------
Balance December 31, 1996                           (465,590)      13,263,049
   Net earnings 1997                                      --        1,729,559
   Cash dividends declared ($1.10 per share)              --         (568,023)
   Change in net unrealized gain (loss)
     on investment securities available
     for sale, net of change in deferred tax              --          202,474
                                                 -----------      -----------
Balance December 31, 1997                           (465,590)      14,627,059
                                                 ===========      ===========



See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1997, 1996, and 1995

                                                              1997              1996             1995
                                                              ----              ----             ----
Cash flows from operating activities:
   Net earnings                                           $ 1,729,559        1,473,027        1,230,362
   Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
         Provision for loan losses                            340,000          171,000          204,000
         Depreciation of premises and equipment               285,625          268,857          229,973
         Net amortization (accretion) of
             premium (discount) on investment
             securities and interest-earning deposits         125,554          140,533           87,812
         Losses (gains) on sales of investment
             securities available for sale, net                28,602          (34,964)         (31,867)
         Deferred income tax (benefit) expense               (164,875)          69,790          114,000
         Losses on disposal of premises and
             equipment, net                                       727               --           43,446
         Gains on sale of other real estate, net                   --          (57,193)              --
         Decrease (increase) in interest
             receivable                                      (235,979)         107,063         (188,182)
         Decrease (increase) in other assets                  232,753         (325,946)         226,657
         Increase(decrease) in accrued
             expenses and other liabilities                   289,534           45,111          221,134
                                                          -----------      -----------      -----------
                Net cash provided by
                   operating activities                     2,631,500        1,857,278        2,137,335
                                                          -----------      -----------      -----------

Cash flows from investing activities:
   Net decrease in interest-earning deposits
      in other financial institutions                           1,628            1,349            1,535
   Proceeds from maturities, calls, and
      principal repayments of investment
      securities held to maturity                           1,926,827        6,616,973        3,366,485
   Purchases of investment securities
      held to maturity                                     (4,122,790)      (7,663,821)      (2,623,814)
   Proceeds from maturities, calls, and
      principal repayments of investment
      securities available for sale                         4,860,170        6,166,424        4,889,056

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                  Years Ended December 31, 1997, 1996, and 1995


                                                   1997              1996              1995
                                                   ----              ----              ----
   Proceeds from sales of investment
      securities available for sale                4,494,206         1,350,757         2,764,542
   Purchases of investment securities
      available for sale                         (11,460,810)       (5,592,865)      (11,806,339)
   Net increase in loans                         (12,720,148)      (10,620,487)       (3,791,685)
   Proceeds from insurance settlement                     --                --         1,237,589
   Purchases of replacement assets                        --                --        (1,237,589)
   Purchases of premises and equipment              (334,602)         (613,949)         (241,618)
   Proceeds from sales of premises
      and equipment                                       --                --                10
   Proceeds from sales of other real estate           64,500           136,265            12,155
                                                ------------      ------------      ------------
                Net cash used in investing
                   activities                    (17,291,019)      (10,219,354)       (7,429,673)
                                                ------------      ------------      ------------

Cash flows from financing activities:
   Net increase in deposits                       12,206,245         5,332,696         3,677,954
   Net (decrease) increase in securities
      sold under agreements to repurchase          2,217,255        (1,935,957)        2,817,202
   Cash dividends                                   (516,386)         (516,386)               --
   Increase in FHLB advances                       2,729,885                --                --
   Increase (decrease) in other
      borrowed funds                                 408,097           495,791          (199,020)
                                                ------------      ------------      ------------
                Net cash provided by
                   financing activities           17,045,096         3,376,144         6,296,136
                                                ------------      ------------      ------------

Net (decrease) increase in cash and
   cash equivalents                                2,385,577        (4,985,932)        1,003,798
Cash and cash equivalents at
   beginning of year                               8,789,453        13,775,385        12,771,587
                                                ------------      ------------      ------------
Cash and cash equivalents at end of year        $ 11,175,030         8,789,453        13,775,385
                                                ============      ============      ============

Supplemental disclosures

   Cash paid during the year for:
      Interest                                  $  5,312,841         4,984,807         4,308,312
                                                ============      ============      ============

      Income taxes                              $    517,000           447,000           430,000
                                                ============      ============      ============

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                  Years Ended December 31, 1997, 1996, and 1995



                                                  1997        1996         1995
                                                  ----        ----         ----
Supplemental disclosures, Continued

   Noncash transactions:
      Transfer of loans to other real
         estate through foreclosure             $ 54,700      50,000        78,766
                                                ========     =======     =========

      Change in unrealized gain (loss)
         on investment securities available
         for sale, net of change in
         deferred tax                           $202,474     (91,130)      754,699
                                                ========     =======     =========

      Investment securities transferred
         from held-to-maturity to
         available-for-sale                     $     --          --     7,851,246
                                                ========     =======     =========

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995



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

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (d)      INVESTMENT SECURITIES

                  Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are to be stated at fair value. The Company does not have trading account securities. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are to be stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings.

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

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (e)      LOANS, CONTINUED

                  Under the provisions of Statement of Financial Accounting Standards (SFAS) 114 and 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

         (f)      ALLOWANCE FOR LOAN LOSSES

                  The ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate owned are susceptible to changes in economic and market conditions in the geographic area served by the Company and various other factors.

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

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (g)      PREMISES AND EQUIPMENT

                  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the declining-balance method and the straight-line method over the estimated useful lives of the assets, which range from three to fifty years.

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

         (j)      EARNINGS PER SHARE

                  Basic income per share is computed on the weighted average number of shares outstanding in accordance with SFAS 128, Earnings Per Share. The Company does not have stock option plans or other stock-based compensation plans that would result in potential common shares and thus diluted earnings per share are identical to basic earnings per share.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (k)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items recorded directly in equity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 130 is effective for financial statements for years beginning after December 15, 1997.

                  In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have any segments other than banking that are considered material.


(2)      CASH AND DUE FROM BANKS

         The Corporation's subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $795,000 and $823,000 at December 31, 1997 and 1996, respectively.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)      INVESTMENT SECURITIES

         The amortized cost and approximate fair value of investment securities held to maturity at December 31, 1997 and 1996 were as follows:

                                                    Gross          Gross         Approximate
                                Amortized        unrealized      unrealized        fair
                                   cost             gains          losses          value
                                   ----             -----          ------          -----
1997
----
U.S. Treasury                  $     6,990              --              31           6,959
U.S. Government agencies
  excluding mortgage-
  backed securities             10,466,836          21,132          77,488      10,410,480
State and political
  subdivisions                  10,290,794         218,890          19,971      10,489,713
Mortgage-backed securities       4,150,310          31,274          11,086       4,170,498
                               -----------     -----------     -----------     -----------
                               $24,914,930         271,296         108,576      25,077,650
                               ===========     ===========     ===========     ===========


                                                    Gross          Gross         Approximate
                                Amortized        unrealized      unrealized        fair
                                   cost             gains          losses          value
                                   ----             -----          ------          -----
1996
----
U.S. Treasury                   $     6,978              --              --           6,978
U.S. Government agencies
  excluding mortgage-
  backed securities              11,213,696           3,301         229,379      10,987,618
State and political
  subdivisions                    6,526,184         127,063          49,571       6,603,676
Mortgage-backed securities        5,023,474           5,875          71,623       4,957,726
                                -----------     -----------     -----------     -----------
                                $22,770,332         136,239         350,573      22,555,998
                                ===========     ===========     ===========     ===========

         Included in investment securities held to maturity at December 31, 1997 are certain U.S. Government agency securities whose yields are based on various interest rate indices or which include various interest rate step-up provisions. The amortized cost and net unrealized losses on such securities at December 31, 1997 were $1,500,000 and $1,410, respectively. The weighted average yield of such securities at December 31, 1997 was 5.63 percent. These securities mature at various dates from January 1999 through October 2000.

(Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)      INVESTMENT SECURITIES, CONTINUED

         The amortized cost and approximate fair value of debt securities classified as investment securities held to maturity at December 31, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                            Approximate
                                             Amortized         fair
                                               cost            value
                                               ----            -----
Investment securities held to maturity:
Due in one year or less                     $   853,474         858,067
Due after one year through five years         2,732,352       2,738,924
Due after five years through ten years       10,131,204      10,163,387
Due after ten years                           7,047,590       7,146,774
                                            -----------     -----------
    Subtotal                                 20,764,620      20,907,152
Mortgage-backed securities                    4,150,310       4,170,498
                                            -----------     -----------
    Total                                   $24,914,930      25,077,650
                                            ===========     ===========

         There were no sales of investment securities held to maturity during the three-year period ended December 31, 1997.

         The amortized cost and approximate fair value of investment securities available for sale at December 31, 1997 and 1996 were as follows:

                                                    Gross          Gross        Approximate
                                  Amortized      unrealized      unrealized         fair
                                    cost            gains          losses           value
                                    ----            -----          ------           -----
1997
----
U.S. Treasury                   $ 7,543,060          19,967          17,237       7,545,790
U.S. Government agencies
   excluding mortgage-
   backed securities              8,865,349          47,299          36,687       8,875,961
State and political
   subdivisions                   7,368,779         182,486           9,652       7,541,613
Mortgage-backed securities       12,428,942         195,928          16,842      12,608,028
Collateralized mortgage
   obligations                    1,280,596              --          21,665       1,258,931
Corporate notes and other           781,813          37,666              --         819,479
                                -----------     -----------     -----------     -----------
                                $38,268,539         483,346         102,083      38,649,802
                                ===========     ===========     ===========     ===========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(3)    INVESTMENT SECURITIES, CONTINUED

                                                    Gross          Gross        Approximate
                                  Amortized      unrealized      unrealized         fair
                                    cost            gains          losses           value
                                    ----            -----          ------           -----
1996
----
U.S. Treasury                   $ 7,549,683              --          60,353       7,489,330
U.S. Government agencies
   excluding mortgage-
   backed securities             11,987,314          58,393         152,479      11,893,228
State and political
   subdivisions                   5,536,152         246,282          28,177       5,754,257
Mortgage-backed securities        9,146,886          71,285          61,816       9,156,355
Collateralized mortgage
   obligations                    1,280,403              --          71,393       1,209,010
Corporate notes and other           764,460          42,063              --         806,523
                                -----------     -----------     -----------     -----------
                                $36,264,898         418,023         374,218      36,308,703
                                ===========     ===========     ===========     ===========

       Included in investment securities available for sale at December 31, 1997 are certain U.S. Government agency securities and all of the collateralized mortgage obligations whose yields are based on various interest rate indices or which include various interest rate step-up provisions. The amortized cost and net unrealized losses on such securities at December 31, 1997, were $2,778,367 and $14,701 respectively. The weighted average yield of such securities at December 31, 1997 was 6.03 percent. These securities mature at various dates from March 1998 through April 2024.

       The amortized cost and approximate fair value of debt securities classified as investment securities available for sale at December 31, 1997, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(3)    INVESTMENT SECURITIES, CONTINUED

                                                               Approximate
                                               Amortized          fair
                                                 cost             value
                                               ---------      ------------
Investment securities available for sale:
   Due in one year or less                    $ 3,654,186       3,647,551
   Due after one year through five years       11,101,804      11,159,990
   Due after five years through ten years       6,015,614       6,094,521
   Due after ten years                          3,346,097       3,439,481
                                              -----------     -----------
       Subtotal                                24,117,701      24,341,543

Mortgage-backed securities                     12,428,942      12,608,028
Collateralized mortgage obligations             1,280,596       1,258,931
FHLB stock                                        441,300         441,300
                                              -----------     -----------
       Total                                  $38,268,539      38,649,802
                                              ===========     ===========

       Proceeds from sales of investment securities available for sale during 1997, 1996, and 1995 were $4,494,206, $1,350,757, and $2,764,542, respectively. Gross gains of $350 and gross losses of $28,952 were realized on those sales in 1997. Gross gains of $42,605 and gross losses of $7,641 were realized on those sales in 1996. Gross gains of $39,240 and gross losses of $7,373 were realized on those sales in 1995.

       Securities with carrying values of $25,872,266 and $28,734,234 at December 31, 1997 and 1996, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.


(4)    LOANS AND ALLOWANCE FOR LOAN LOSSES

       At December 31, 1997 and 1996, the composition of the loan portfolio was as follows:

                                                      1997            1996
                                                      ----            ----
Commercial, financial and agricultural            $51,307,365     39,560,385
Real estate - construction                          1,319,684      1,398,013
Real estate - 1-4 family residential mortgage      16,178,243     14,133,902
Installment loans to individuals                   18,432,583     20,091,315
                                                  -----------     ----------
                                                  $87,237,875     75,183,615
                                                  ===========     ==========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(4)    LOANS AND ALLOWANCE FOR LOAN LOSSES, CONTINUED

       A summary of the transactions in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995 follows:

                                      1997            1996            1995
                                      ----            ----            ----
Balance at beginning of year      $ 1,243,457       1,343,636       1,251,549
Provision charged to earnings         340,000         171,000         204,000

Less: Loans charged-off               183,593         345,750         150,896
      Loan recoveries                 (43,271)        (74,571)        (38,983)
                                  -----------      ----------      ----------
Net charge-offs                       140,322         271,179         111,913
                                  -----------      ----------      ----------
Balance at end of year            $ 1,443,135       1,243,457       1,343,636
                                  ===========      ==========      ==========

       Loans on which the accrual of interest had been discontinued or reduced amounted to $405,236 and $339,016 as of December 31, 1997 and 1996, respectively. At December 31, 1997, 1996 and 1995, pursuant to the definition within SFAS 114, the Company had no significant impaired loans. If these loans had been current throughout their terms, interest income would have been increased by $24,475, $12,355, and $9,363 for 1997, 1996, and 1995, respectively.

       The Company had $9,623,980 and $9,766,213 of agriculture-related loans at December 31, 1997 and 1996, respectively.

       During 1997 and 1996, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the subsidiary bank. Total loans outstanding to these related parties at December 31, 1997 and 1996, amounted to $2,889,144 and $2,284,315, respectively. The change from December 31, 1996 to December 31, 1997 reflects advances amounting to $1,608,818 and payments of $1,003,989 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(5)    PREMISES AND EQUIPMENT

       At December 31, 1997 and 1996, premises and equipment were as follows:

                                             1997          1996
                                             ----          ----
Land                                     $  532,060       532,060
Buildings and leasehold improvements      2,103,532     1,939,142
Furniture, fixtures and equipment         1,964,749     1,794,272
Automobiles                                 112,357       118,412
                                         ----------     ---------
                                          4,712,698     4,383,886
  Less: accumulated depreciation          2,652,221     2,371,659
                                         ----------     ---------
                                         $2,060,477     2,012,227
                                         ==========     =========


(6)    BORROWED FUNDS

       The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 1997:

Maturity date                                     Interest rate
-------------                                     -------------
June 2007                                              7.19%      $  163,685
May 2012                                               7.41%         170,133
August 2012                                            7.54%         140,167
July 2017                                              6.93%       1,300,000
August 2017                                            6.84%         215,275
September 2017                                         6.82%         740,625
                                                                  ----------
Total (weighted average rate of 6.97%)                            $2,729,885
                                                                  ==========

       At December 31, 1997, the advances were collateralized by a blanket pledge of first-mortgage residential loans.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(7)      DEPOSITS

         At December 31, 1997 and 1996, deposits were as follows:

                                                        1997              1996
                                                        ----              ----
[S]                                                 [C]              [C]
Noninterest bearing accounts                        $ 21,669,112      19,973,202
NOW accounts                                          12,631,015      12,950,046
Money market investment accounts                       5,167,899       4,858,478
Savings accounts                                      14,946,894      14,472,699
Time deposits:
  Certificates of deposit less than $100,000          53,251,890      51,263,353
  Certificates of deposit greater than $100,000       27,615,003      19,557,790
                                                    ------------     -----------
       Total deposits                               $135,281,813     123,075,568
                                                    ============     ===========

         Interest expense on certificates of deposit greater than $100,000 amounted to $1,006,548, $644,399, and $686,521 for the years ended December 31, 1997, 1996, and 1995, respectively.


(8)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The maximum amount of outstanding securities sold under agreements to repurchase during 1997 and 1996 was $9,300,331 and $6,754,899, respectively. The weighted average borrowing rate at December 31, 1997 and 1996 was 4.78 percent and 4.86 percent, respectively. The average amount of outstanding securities sold under agreements to repurchase during 1997 and 1996 was $8,432,464 and $6,318,906, respectively. The weighted average borrowing rate during the years ended December 31, 1997 and 1996 was 4.80 percent and 4.64 percent, respectively. Securities underlying these agreements are under the Company's control.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(9)      INCOME TAXES

         Total income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 was allocated as follows:

                                           1997         1996          1995
                                           ----         ----          ----
Income from continuing operations        $703,888      632,849      502,000
                                         ========     ========      =======

Stockholders' equity, for unrealized
    gains (losses) on investment
    securities available for sale        $134,984      (60,754)     503,466
                                         ========     ========      =======

         The components of income tax expense attributable to income from continuing operations for the years ended December 31, 1997, 1996, and 1995 were as follows:

                                              1997         1996         1995
                                              ----         ----         ----
Current income tax expense:
  Federal                                  $ 760,201      500,275      318,000
  State                                      108,562       62,784       70,000
                                           ---------      -------     --------
      Total                                  868,763      563,059      388,000

Deferred income tax expense (benefit):
  Federal                                   (139,111)      62,139      119,000
  State                                      (25,764)       7,651       (5,000)
                                           ---------      -------     --------
      Total                                 (164,875)      69,790      114,000
                                           ---------      -------     --------
      Total income tax expense             $ 703,888      632,849      502,000
                                           =========      =======     ========

         Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:


                                            1997          1996          1995
                                            ----          ----          ----
Income tax at statutory rate             $ 827,372       715,998       589,003
Increase (decrease) resulting from:
  Tax exempt interest                     (196,347)     (142,215)     (139,049)
  State income tax net of federal
      tax benefit                           54,647        46,487        42,900
  Premium amortization on tax exempt
      investment securities                 12,462         9,344         8,857
  Other, net                                 5,754         3,235           289
                                         ---------      --------      --------
                                         $ 703,888       632,849       502,000
                                         =========      ========      ========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(9)      INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                 1997         1996
                                                 ----         ----
Deferred tax assets:
  Loans, principally due to the allowance
     for loan losses                           $160,300       26,684
  Other real estate, principally due to
     differences in carrying value               23,540       18,956
  Accrued expenses, principally due to
     legal expenses                              50,545       50,545
  Capital loss carryforward                          --       34,124
  Charitable contribution carryforward           11,988           --
  Security writedown                              4,399        4,421
                                               --------      -------
       Total gross deferred tax assets
         before valuation allowance             250,772      134,730

       Valuation allowance attributable
         to capital loss carryforward                --      (34,124)
                                                -------      -------

       Total deferred tax assets                250,772      100,606
                                               --------     --------

Deferred tax liabilities:
  Premises and equipment, principally due
     to differences in depreciation             182,071      199,058
  Unrealized gain on investment securities
     available for sale                         152,506       17,522
  Accrued employee benefits                      21,996       21,996
  Other                                           4,558        2,280
                                               --------     --------
       Total deferred tax liabilities           361,131      240,856
                                               --------     --------
       Net deferred tax liabilities            $110,359      140,250
                                               ========     ========

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


(10)     EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) Employee Incentive Savings Plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 20 1/2. They can contribute a minimum of one percent up to ten percent of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to four percent of the employee's salary. Total Company contributions to the plan during 1997, 1996, and 1995 were $28,873, $16,154, and $17,334, respectively.

         The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $77,000, $60,000, and $60,000 were made in 1997, 1996, and 1995, respectively.


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

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         (f)      OTHER BORROWED FUNDS

                  Due to their short-term nature, the fair value of the Company's other borrowed funds equals the carrying value of such liabilities.

                  The carrying value and estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                                    1997                    1996
                                           ----------------------   ---------------------
                                                        Estimated               Estimated
                                           Carrying       fair      Carrying      fair
                                            amount        value      amount       value
                                           --------     ---------   --------    ---------
Financial assets:
       Cash and short-term investments     $ 11,276       11,276       8,892        8,892
                                           ========     ========     =======     ========

       Investment securities               $ 63,565       63,727      59,079       58,865
                                           ========     ========     =======     ========

       Loans, net of unearned income
         and allowance for loan losses     $ 85,328       87,118      73,002       73,156
                                           ========     ========     =======     ========

Financial liabilities:
       Deposits                            $135,282      135,591     123,076      123,544
                                           ========     ========     =======     ========

       Securities sold under
         agreements to repurchase          $  8,972        8,972       6,755        6,755
                                           ========     ========     =======     ========

       Other borrowed funds                $  1,076        1,076         606          606
                                           ========     ========     =======     ========

       FHLB advances                       $  2,730        3,092          --           --
                                           ========     ========     =======     ========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(12)     DIVIDENDS FROM SUBSIDIARY

         Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 1997, the Bank could have declared dividends of approximately $3,658,000 without prior approval of regulatory authorities. Accordingly, at December 31, 1997, approximately $10,653,000 of the parents investment in its subsidiary was restricted from transfer in the form of a dividends.


(13)     LITIGATION

         The Corporation and its subsidiary bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial position of the Company.


(14)     COMMITMENTS

         The Corporation's subsidiary bank leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are as follows:

         Years ending December 31,
         -------------------------
                    1998                                                                $     73,611
                    1999                                                                      42,000
                    2000                                                                      42,000
                    2001                                                                      42,000
                    2002                                                                      42,000
                    Thereafter                                                               140,000
                                                                                        ------------
                                                                                        $    381,611
                                                                                        ============

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(14)     COMMITMENTS, CONTINUED

         Rental expense for all operating leases charged to earnings aggregated $153,135, $124,582, and $94,832 for the years ended December 31, 1997,
         1996, and 1995, respectively.

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

         The financial instruments whose contract amounts represent credit risk as of December 31, 1997, are as follows:

                 Commitments to extend credit              $ 12,302,653
                 Standby letters of credit                 $  1,002,863

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(15)     OTHER NONINTEREST INCOME AND EXPENSE

         Components of other noninterest expense exceeding 1 percent of total revenues for any of the years ended December 31, 1997, 1996, and 1995, respectively, include the following:

                              1997         1996         1995
                              ----         ----         ----
Legal fees                  $ 53,524      147,025      203,515
Data processing fees         237,652      228,771      222,872
FDIC insurance                15,669        5,288      161,962
Fidelity bond insurance       43,116       74,210      117,998
Supplies expenses            269,447      263,228      203,888
Miscellaneous losses           9,320        8,617      324,494
Miscellaneous expense        254,756        6,167        4,018

         Miscellaneous losses expense for 1995 was composed primarily of costs related to the settlement of lawsuits.

         Miscellaneous expense in 1997 was composed primarily of a $250,000 contribution to a charitable foundation.

         During 1997, the Company received $500,000 of insurance proceeds in settlement of legal fees incurred related to prior litigation which has been classified as other noninterest income.


(16)     REGULATORY MATTERS

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(16)     REGULATORY MATTERS, CONTINUED

         As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

         The Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

                                                         Minimum          Minimum to be well
                                                       for capital        capitalized under
                                                        adequacy          prompt corrective
                                  Actual                purposes          action provisions
                            -----------------      -----------------      -----------------
                            Amount      Ratio      Amount      Ratio      Amount      Ratio
                            ------      -----      ------      -----      ------      -----
As of December 31, 1997
Total risk-based
  capital (to risk
  weighted assets)          $15,316     16.24%     $ 7,543      8.00%    $ 9,429     10.00%
Tier I capital -
  risk based (to
  risk weighted assets)      14,082     14.93%       3,772      4.00%      5,657      6.00%
Tier I capital -
  leverage (to
      average assets)        14,082      9.12%       6,175      4.00%      7,719      5.00%

As of December 31, 1996
Total risk-based
  capital (to risk
  weighted assets)          $13,980     16.63%     $ 6,725      8.00%    $ 8,406     10.00%
Tier I capital -
  risk based (to
  risk weighted assets)      12,927     15.38%       3,362      4.00%      5,044      6.00%
Tier I capital -
  leverage (to
      average assets)        12,927      8.83%       5,856      4.00%      7,320      5.00%

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(17)     PARENT COMPANY FINANCIAL INFORMATION

         The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) is presented as follows:

                                    (Parent Company Only)
                                  Condensed Balance Sheets
                                 December 31, 1997 and 1996

                 Assets                                       1997             1996
                                                              ----             ----
Cash                                                     $    17,556         296,431
Dividend receivable from subsidiary bank                     340,000              --
Premises and equipment                                       276,311         276,311
Investment in subsidiary bank                             14,310,721      12,953,526
                                                         -----------     -----------
          Total assets                                   $14,944,588      13,526,268
                                                         ===========     ===========

     Liabilities and Stockholders' Equity
Other liabilities                                        $   317,529         263,219

Stockholders' equity:
   Class A common stock. Authorized
      975,000 shares of $.01 par value;
      548,160 shares  issued and outstanding                   5,482           5,482
   Class B common stock of $.01 par value
      Authorized 250,000 shares; no shares
      issued and outstanding                                      --              --
   Preferred stock of $.01 par value
      Authorized 250,000 shares; no shares
      issued and outstanding                                      --              --
   Surplus                                                 3,476,518       3,476,518
   Retained earnings                                      11,381,892      10,220,356
   Net unrealized gain on investment
      securities available for sale                          228,757          26,283
                                                         -----------     -----------
                                                          15,092,649      13,728,639
   Less 31,775 treasury shares, at cost                      465,590         465,590
                                                         -----------     -----------
          Total stockholders' equity                      14,627,059      13,263,049
                                                         -----------     -----------
          Total liabilities and stockholders' equity     $14,944,588      13,526,268
                                                         ===========     ===========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(17)     PARENT COMPANY FINANCIAL INFORMATION, CONTINUED

                                     (Parent Company Only)
                               Condensed Statements of Operations
                          Years Ended December 31, 1997, 1996 and 1995


                                                      1997           1996           1995
                                                      ----           ----           ----
Income:
   Cash dividends from subsidiary                 $  600,000        795,001         50,000
   Other                                               9,450             --             --

Expense:
   Other                                              34,612         13,143          8,322
                                                  ----------     ----------     ----------
      Earnings before equity in undistributed
          earnings of subsidiary                     574,838        781,858         41,678
                                                  ----------     ----------     ----------
Equity in undistributed earnings
   of subsidiary                                   1,154,721        691,169      1,188,684
                                                  ----------     ----------     ----------
      Net earnings                                $1,729,559      1,473,027      1,230,362
                                                  ==========     ==========     ==========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(17)     PARENT COMPANY, CONTINUED


                                  (Parent Company Only)
                           Condensed Statements of Cash Flows
                      Years Ended December 31, 1997, 1996 and 1995



                                                 1997             1996             1995
                                                 ----             ----             ----
Cash flows from operating activities:
   Net earnings                              $ 1,729,559        1,473,027        1,230,362
   Adjustments to reconcile net earnings
      to net cash provided by
      operating activities:
         Equity in undistributed
            earnings of subsidiary            (1,154,721)        (691,169)      (1,188,684)
         Increase (decrease) in other
            liabilities                            2,673            4,832          255,062
         Decrease (increase)in
            receivables                         (340,000)         258,192         (258,192)
                                             -----------      -----------      -----------
                Net cash provided by
                   operating activities          237,511        1,044,882           38,548
                                             -----------      -----------      -----------

Cash flows from investing activities-
   purchases of premises and equipment                --         (276,311)              --
                                             -----------      -----------      -----------

Cash flows from financing activities-
   dividends paid                               (516,386)        (516,386)              --
                                             -----------      -----------      -----------

Net increase (decrease) in cash                 (278,875)         252,185           38,548

Cash at beginning of year                        296,431           44,246            5,698
                                             -----------      -----------      -----------

Cash at end of year                          $    17,556          296,431           44,246
                                             ===========      ===========      ===========

INDEX TO EXHIBITS


Exhibit                                                                                           Page
-------                                                                                           ----
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

10.1 Form of Employment Agreement between United Bank and Robert R. Jones, III

 21               Subsidiary of the registrant                                                     E2

 27               Financial Data Schedule
                  (omitted from this conforming copy)