Form 10-Q
period 1998-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1998-05-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    March 31, 1998
                                 -----------------
Commission file number    2-78572
                         ---------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as March 31, 1998.

                     Class A Common Stock....516,385 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1998


                                      INDEX


PART I - FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                           3

         Condensed Consolidated Statements of Earnings                                                   4

         Consolidated Statement's of Stockholders' Equity                                                5

         Consolidated Statement of Cash Flows                                                            6

         Notes to Consolidated Financial Statements                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              8

Item 3.  Market Risk Disclosures                                                                        11

PART II - OTHER INFORMATION
---------------------------

Item 6.  (a)      Exhibit 27 Financial Data Schedule
         (b)      Reports on Form 8-K                                                                   12

ITEM 1.             UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                             STATEMENT OF CONDITION
                                  (UNAUDITED)


                                                                   March 31,             December 31,
                                                                      1998                  1997

Assets
Cash and due from banks                                           $ 8,376,152               8,465,030
Federal funds sold                                                  2,330,000               2,710,000
                                                                 ------------           -------------
        Cash and cash equivalents                                  10,706,152              11,175,030

Interest bearing deposits with other
  financial institutions                                              100,443                 100,920
Securities Available for sale                                      57,182,726              38,649,802

Investment securities (market values of $23,000,395                22,614,875              24,914,930
   and $25,077,650 respectively)
Loans                                                              88,165,151              87,237,875
Less:  Unearned income                                                313,357                 466,859
             Allowance for loan losses                              1,354,601               1,443,135
                                                                 ------------           -------------
        Net loans                                                  86,497,193              85,327,881

Premises and equipment, net                                         2,262,997               2,060,477
Interest receivable and other assets                                2,545,178               2,316,032
                                                                 ------------           -------------
        Total assets                                              181,909,564             164,545,072
                                                                 ============           =============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                            $22,392,589              21,669,112
  Interest bearing                                                129,148,405             113,612,701
                                                                 ------------           -------------
        Total deposits                                            151,540,994             135,281,813

Securities sold under agreements to repurchase                      9,724,566               8,972,154
Other borrowed funds                                                4,096,310               2,729,885
Accrued expenses and other liabilities                              1,502,400               2,934,161
                                                                 ------------           -------------
        Total liabilities                                         166,864,270             149,918,013

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160

  shares issued                                                         5,482                   5,482

  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                        0                       0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                          0                       0
Surplus                                                             3,476,518               3,476,518
Accumulated other comprehensive income                                222,034                 228,757
Retained earnings                                                  11,806,849              11,381,892
                                                                 ------------           -------------
                                                                   15,510,883              15,092,649
Less 31,775 and 31,775 treasury shares, at cost                       465,590                 465,590
                                                                 ------------           -------------
         Total stockholders' equity                                15,045,294              14,627,059
                                                                 ------------           -------------
         Total liabilities and stockholders' equity               181,909,564             164,545,072
                                                                 ============           =============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31
                                                              1998                  1997

Interest income:
  Interest and fees on loans                                2,239,439             1,887,734
  Interest on investment securities Available for Sale:
    Taxable                                                   601,835               492,968
    Nontaxable                                                 74,086                57,557
  Interest on investment securities Held to Maturity:
    Taxable                                                   213,999               255,068
    Nontaxable                                                129,533                84,169
                                                          -----------           -----------
   Total investment income                                  1,019,453               889,762
  Other interest income                                        82,100               103,336
                                                          -----------           -----------
      Total interest income                                 3,340,992             2,880,832

Interest expense:
  Interest on deposits                                      1,402,045             1,174,524
  Interest on other borrowed funds                            175,543               100,835
                                                          -----------           -----------
      Total interest expense                                1,577,588             1,275,359

      Net interest income                                   1,763,404             1,605,473

Provision for loan losses                                      60,000                60,000
                                                          -----------           -----------

      Net interest income after
        provision for loan losses                           1,703,404             1,545,473

Noninterest income:
  Service charge on deposits                                  241,234               243,582
  Commission on credit life                                    11,537                12,851
  Investment securities gains and losses, net                       0                (6,586)
  Other                                                        84,996               194,815
                                                          -----------           -----------
      Total noninterest income                                337,767               444,662

Noninterest expense:
  Salaries and benefits                                       789,758               718,915
  Net occupancy expense                                       218,120               212,610
  Other                                                       442,390               395,996
                                                          -----------           -----------
      Total non-interest expense                            1,450,268             1,327,521

      Earnings before income tax expense                      590,903               662,614
Income tax expense                                            165,945               200,640
                                                          -----------           -----------
      Net earnings                                            424,958               461,974
                                                          ===========           ===========

Basic earnings per share                                  $      0.82           $      0.89
Weighted average shares outstanding                           516,385               516,385
                                                          ===========           ===========

                                                              1998                  1997

Statement of Comprehensive Income
Net Income                                                    424,958               461,974
Other Comprehensive Income, net of tax:
  Unrealized Holding gains arising during the period           (6,723)             (165,078)
  Less: Reclassification adjustment for gains (losses)
        included in net income                                     --                (3,952)
                                                          -----------           -----------
Comprehensive income                                          418,235               300,848
                                                          ===========           ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE PERIODS ENDED
                                  (UNAUDITED)



                                                    Shares          Common                          Retained
                                                                    stock           Surplus         earnings

Balance December 31, 1994                             548,160           5,482       3,476,518       8,291,545
  Net earnings 1995                                                      --              --         1,230,362
  Cash dividends declared ($.50 per share)                               --              --          (258,192)
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)
   on investments available for sale
  Cash dividends payable on partial shares
                                                  -----------     -----------     -----------     -----------
Balance December 31, 1995                             548,160           5,482       3,476,518       9,263,715
  Net earnings 1996                                                                                 1,473,027
  Cash dividends declared ($1.00 per share)                              --              --          (516,386)
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)
   on investments available for sale                                                     --              --
                                                  -----------     -----------     -----------     -----------
Balance December  31, 1996                            548,160           5,482       3,476,518      10,220,356
 Net earnings 1997                                                                                  1,729,559
  Cash dividends declared ($1.10 per share)                                                          (568,023)
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)
   on investments available for sale                                                     --              --
                                                  -----------     -----------     -----------     -----------
Balance December  31, 1997                            548,160           5,482       3,476,518      11,381,892
  Net earnings three months ended  March 1998                                                         424,958
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)
   on investments available for sale
Balance March 31, 1998                                                                                   --
                                                  -----------     -----------     -----------     -----------
                                                      548,160           5,482       3,476,518      11,806,850
                                                  ===========     ===========     ===========     ===========

                                                    Accumulated
                                                       Other                           Total
                                                   Comprehensive    Treasury       stockholders'
                                                      Income         stock            equity

Balance December 31, 1994                            (637,286)        (465,590)      10,670,669
  Net earnings 1995                                                       --          1,230,362
  Cash dividends declared ($.50 per share)                                --           (258,192)
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)                 --                                --
   on investments available for sale                  754,699                           754,699
  Cash dividends payable on partial shares                                                 --
                                                  -----------      -----------      -----------
Balance December 31, 1995                             117,413         (465,590)      12,397,538
  Net earnings 1996                                                                   1,473,027
  Cash dividends declared ($1.00 per share)                                            (516,386)
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)                                                   --
   on investments available for sale                  (91,130)            --            (91,130)
                                                  -----------      -----------      -----------
Balance December  31, 1996                             26,283         (465,590)      13,263,049
 Net earnings 1997                                                                    1,729,559
  Cash dividends declared ($1.10 per share)                                            (568,023)
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)                                                   --
   on investments available for sale                  202,474             --            202,474
                                                  -----------      -----------      -----------
Balance December  31, 1997                            228,757         (465,590)      14,627,059
  Net earnings three months ended  March 1998                                           424,958
  Other Comprehensive Income, net of tax
  Net Change in unrealized gain (losses)                                                   --
   on investments available for sale                                                       --
Balance March 31, 1998                                 (6,723)                           (6,723)
                                                  -----------      -----------      -----------
                                                      222,034         (465,590)      15,045,294
                                                  ===========      ===========      ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIOD ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                               1998              1997

Operating Activities
 Net Income                                                                $    424,958      $    461,974
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                     60,000            60,000
   Depreciation on Premises and Equipment                                        74,259            84,567
   Amortization of Investment Securities                                         17,550            13,758
   Amortization of Investment Securities Available for Sale                      32,716            14,247
   (Gain) Loss on Sale of Investment Securities Available for Sale                 --                --
   (Gain) Loss on Sale of Investment Securities Held for Sale                      --               6,586
   (Gain) Loss on Sale of Other Real Estate                                        --                --
   (Gain)Loss on Disposal of Premises and Equipment                              (3,500)             (171)
   Writedown of Other Real Estate                                                  --                --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                           (262,163)          195,732
   Increase (Decrease) in Deferred Income Taxes                                    --                --
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                    (1,431,761)          248,841
                                                                           ------------      ------------
 Net Cash Provided (Used) by Operating Activities                            (1,087,941)        1,085,534
                                                                           ------------      ------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                     477               416
  Purchases of Interest-bearing Deposits in
   Other Financial Institutions                                                    --                --
  Proceeds From Sales of Investment Securities                                     --                --
  Proceeds From Sales of Investment Securities Available for Sale                  --           1,999,651
  Proceeds From Maturities of Investment Securities                           2,972,706           797,595
  Proceeds From Maturities of Investment Securities Available for Sale        4,698,203           540,482
  Purchases of Investment Securities                                           (690,201)         (259,741)
  Purchases of Investment Securities Available for Sale                     (23,275,049)       (4,286,173)
  Net (Increase) Decrease in Loans                                           (1,229,312)       (1,548,338)
  Purchases of Premises and Equipment                                          (276,779)          (56,433)
  Proceeds From Sales of Premises and Equipment                                   3,500             3,400
  Purchases of Other Real Estate                                                   --              55,000
  Proceeds From Sales of Other Real Estate                                       37,500              --
                                                                           ------------      ------------
 Net Cash Provided (Used) by Investing Activities                           (17,758,955)       (2,754,141)
                                                                           ------------      ------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                       16,259,181         4,797,239
 Net Increase (Decrease) in securities sold under
  agreement to repurchase                                                       752,412         1,349,134
  Cash Dividends                                                                   --                --
  Purchase of Treasury Stock                                                       --                --
  Increase (Decrease) in Other Borrowed Funds                                 1,366,425           340,422
                                                                           ------------      ------------
 Net Cash Provided (Used) by Financing Activities                            18,378,018         6,486,795
                                                                           ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents                               (468,878)        4,818,188
Cash and Cash Equivalents at Beginning of Period                             11,175,030         8,789,453
                                                                           ------------      ------------
Cash and Cash Equivalents at End of Period                                 $ 10,706,152      $ 13,607,641
                                                                           ============      ============
Supplemental disclosures
Cash paid during the period for;
Interest                                                                      1,582,867         1,228,169
                                                                           ============      ============
  Income taxes                                                                        0                 0
                                                                           ============      ============


                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 1 - General

The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - New Accounting Pronouncements

Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share under Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. Basic income per share is computed on the weighted average number of shares outstanding in accordance with SFAS 128 Earnings per Share. The Company does not have stock option plans or other stock-based compensation plans that would result in potential common shares and thus diluted earnings per share are identical to basic earnings per share.

Effective January 1, 1998, the Company adopted the (SFAS) No. 130 "Reporting Comprehensive Income", which requires disclosure, in financial statement format, all non-owner changes in equity. Adoption of this statement requires the presentation of comprehensive income, which includes the unrealized gain of loss on investment securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the three months ended March 31, 1998, and 1997, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the three months ended March 31, 1998, was $424,958, a decrease of $37,016, or 8.01%, as compared to $461,974 for the same period in 1997. This decrease is due to an insurance settlement of $121,000 in 1997.

Total interest income increased $460,160, or 15.97% to $3,340,992 in 1998, from $2,880,832 in 1997. Average interest earning assets were $161,247,219 for the first quarter of 1998 as compared to $140,031,259 for the same period in 1997, an increase of $21,215,960 or 15.15%. The average rate earned in 1998 was 8.40% as compared to 8.34% in 1997, reflecting the stable interest rates on loans during 1998. Thus, the increase in total interest income in 1998 is attributed to the increase in volume of earning assets. The net interest margin decreased to 4.43% for the first quarter of 1998 as compared to 4.65% for the same period in 1997. This decrease reflects an increase in cost of funds.

Total interest expense increased by $312,229, or 23.70%, in 1998 to $1,577,588 from $1,275,359 in 1997. Average interest bearing liabilities increased to $142,466,082 in 1998 from $113,960,449 in 1997, an increase of $28,505,633, or
25.01%. The average rate paid during the first quarter of 1998 was 4.80% as compared to 4.54% for the same period in 1997. The increase in interest expense is attributed to the increase in interest bearing liabilities and the higher interest rates paid. The Bank received approximately 15,000,000 in interest bearing checking accounts based on a floating rate of 61.8% of prime. The account is currently paying 5.25%. These deposits were a competitive bid on public funds, and the contract runs for three years.

The provision for loan losses remained constant at $60,000 for the first three months of 1998 as compared to $60,000 for the same period in 1997. Net charged-off loans for the first quarter of 1998 were $148,534, as compared to $9,028 net charge-offs in 1997. This increase consist of several small loans spread throughout all sectors of the Bank.

The allowance for loan losses represents 1.54% of gross loans at March 31, 1998, as compared to 1.65% at year-end 1997. Loans on which the accrual of interest had been discontinued amounted to $297,709 at March 31, 1998, as compared to $405,236 at December 31, 1997.

Total non-interest income decreased to $337,767 for the first quarter of 1998, as compared to $444,662 for the same period of 1997, a decrease of $106,895, or 24.03%. Service charges on deposits decreased $2,348, or .96%, to $241,234 in 1998 from $243,582 in 1997. Commissions on credit life decreased to $11,537 in 1998 from $12,851 in 1997. Other income decreased during the first quarter of 1998 to $84,996 from $194,815 in 1997. Resulting in a decrease of $109,819 or 56.37%, this can be attributed to the insurance settlement of $121,000 received in 1997.

Total non-interest expense increased $122,747, or 9.25%, to $1,450,268 during the first quarter of 1998, as compared to $1,327,521 for the same period in 1997. Salaries and benefits increased to $789,758 in 1998 from $718,915 in 1997, an increase of $70,843 or 9.85%. The Corporation has added one new branch since March of 1997, therefore causing the increase in salaries and benefits. Occupancy expense increased $5,510, or 2.59%, to $218,120 in 1998 from $212,610 in 1997. Other expense increased to $442,390 during the first quarter of 1998 from $395,996 for the same period in 1997, an increase of $46,394, or 11.72%. This increase can be traced to marketing which increased $25,048 and supplies which increased $13,061. The marketing increase is a result of advertising in the new markets the Bank has entered into in the last several years.

Earnings before taxes for the first quarter of 1998 decreased $71,711, or 10.82%, to $590,903 from $662,614 for the same period of 1997. Income tax expense decreased to $165,945 in 1998 from $200,640 in 1997, a decrease of $34,695, or 17.29%. The effective tax rate decreased from 30.28% to 28.08% as a result of the Bank carrying more tax free bonds.

Financial Condition and Liquidity

Total assets on March 31, 1998, were $181,909,564, as compared to $164,545,072 on December 31, 1997, an increase of $17,364,492, or 10.55%. Average total assets for the first quarter of 1998 were $171,119,129 as compared to $149,294,764 for the same period in 1997. Net loans increased to $86,497,193 at March 31, 1998, from $85,327,881 at year end 1997, an increase of $1,169,312, or
1.37%. The loan to deposit ratio (net loans) on March 31, 1998 was 57.08%, as compared to 63.07% on December 31, 1997. This decrease is the result of the large deposit received in the first quarter of 1998.

Fed Funds Sold decreased to $2,330,000 on March 31, 1998, as compared to $2,710,000 on December 31, 1997, a decrease of $380,000. The investment securities available for sale increased to $57,182,726 in the first quarter of 1998 from $38,649,802 at December 31, 1997. The large deposit received is subject to a three year contract. The Bank, in an attempt to maximize return and minimize risk invested the excess cash in variable rate mortgage back securities, these securities are held in AFS in case the Bank needs the securities for liquidity purposes at the end of the three year contract. The investment securities held to maturity decreased to $22,614,875 at March 31, 1998 from $24,914,930 at December 31, 1997.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 1998 and December 31, 1997. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                     March             December
         Description                                 1998                1997
                                                     (Dollars in Thousands)

(A)      Loans accounted for on a                    $ 298              $ 405
         nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more as
         to interest or principal payments
         (excluding balances included in
         (A) above).                                    12                 15

(C)      Loans, the term of which have
         been renegotiated to provide a
         reduction or deferral of interest
         or principal because of a
         deterioration in the financial
         position of the borrower.                      39                 36

(D)      Other non-performing assets                    11                 48

Total deposits increased $16,259,181, or 12.02%, to $151,540,994 on March 31,
1998, from $135,281,813 at year end. Non-interest bearing deposits increased to $22,392,589 at quarter end from 1997's year end total of $21,669,112, an increase of $723,477, or 3.34%. Interest bearing deposits increased $15,535,704, or 13.67%, to a $129,148,405 on March 31, 1998, from $113,612,701 at December
31, 1997. Average total deposits for the first quarter of 1998 were $141,084,491, as compared to $126,004,478 for the same period in 1997.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 1998, was $15,045,294, an increase of $418,235, or 2.86%, from $14,627,059 at year end
1997.

Primary capital to total assets at March 31, 1998, was 8.27%, as compared to 8.89% at year end 1997. Total capital and allowances for loan losses to total assets at March 31, 1998 was 9.02%, as compared to 9.76% at December 31, 1997. The Corporation's bank subsidiary, United Bank, had risk based capital of $15,498,000, or 15.62%, at March 31, 1998, as compared to $15,316,000, or 16.24%
at year end 1997. United Bank had excess risk based capital of 7.62% at March 31, 1998, and 8.24% at December 31, 1997, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future, for existing operations, but the continual growth into new markets may require the Bank to access external funding sources.

Y2K

The Bank continues its effort to insure that the Bank's computer systems are year 2000 compliant, by compiling information on vendors and making the year 2000 a credit issue. The Bank is still on schedule to start testing in June of 1998. For further information refer to Company's Form 10-K.

Market Risk Disclosures

The corporation's market risk has not materially changed in the last three months. For further information refer to Company's Form 10-K.

                            PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibit 27 Financial Data Schedule

         (B) During the three months ended March 31, 1998, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANCORPORATION OF ALABAMA, INC.




Date: May 12, 1998                      /s/ Robert R. Jones, III
      ------------                      ------------------------
                                        Robert R. Jones, III
                                        President

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

  27                        Financial Data Schedule