Form 10-Q
period 1998-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1998-08-13
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      June 30, 1998
                               ---------------------
Commission file number      2-78572
                       ----------------


                     UNITED BANCORPORATION OF ALABAMA, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                             63-0833573
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



200 East Nashville Avenue,Atmore,Alabama                36502
(Address of principal executive offices)             (Zip Code)



                                 (334) 368-2525
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998.

                     Class A Common Stock.... 516,358 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998


                                      INDEX



PART I - FINANCIAL INFORMATION                                                                 PAGE

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                                                 3

          Condensed Consolidated Statements of Earnings                                         4

          Consolidated Statements of Cash Flows                                                 5

          Notes to Consolidated Financial Statements                                            6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   8


PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                                   13

Item 6. Exhibits and Reports on Form 8-K                                                       13

                    UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                                    June 30        December 31,
                                                                      1998            1997

Assets
Cash and due from banks                                          $  8,581,906        8,465,030
Federal funds sold                                                  5,510,000        2,710,000
                                                                 ------------     ------------
            Cash and cash equivalents                              14,091,906       11,175,030

Interest bearing deposits with other
  financial institutions                                              100,045          100,920
Securities Available for sale                                      54,192,809       38,649,802

Investment securities (market values of $21,157,061                20,936,619       24,914,930
   and $25,077,650, respectively)
Loans                                                              92,996,258       87,237,875
Less:  Unearned income                                                219,299          466,859
             Allowance for loan losses                              1,416,740        1,443,135
                                                                 ------------     ------------
            Net loans                                              91,360,219       85,327,881

Premises and equipment, net                                         2,309,668        2,060,477
Interest receivable and other assets                                2,522,457        2,316,032
                                                                 ------------     ------------
            Total assets                                          185,513,723      164,545,072
                                                                 ============     ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                           $ 21,848,705       21,669,112
  Interest bearing                                                132,138,729      113,612,701
                                                                 ------------     ------------
            Total deposits                                        153,987,434      135,281,813

Securities sold under agreements to repurchase                     10,437,694        8,972,154
Other borrowed funds                                                4,519,427        2,729,885
Accrued expenses and other liabilities                              1,371,954        2,934,161
                                                                 ------------     ------------
            Total liabilities                                     170,316,509      149,918,013

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued and outstanding                                         5,482            5,482
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                         0                0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                           0                0
Surplus                                                             3,476,518        3,476,518
Net unrealized loss on investments on
  available for sale investments                                      219,854          228,757
Retained earnings                                                  11,960,950       11,381,892
                                                                 ------------     ------------
                                                                   15,662,804       15,092,649
Less 31,775 and 31,775 treasury shares, at cost                       465,590          465,590
                                                                 ------------     ------------
         Total stockholders' equity                                15,197,214       14,627,059
                                                                 ------------     ------------
         Total liabilities and stockholders' equity               185,513,723      164,545,072
                                                                 ============     ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                                                           Three Months Ended             Six Months Ended
                                                                                   June                         June
                                                                           1998           1997           1998           1997

Interest income:
  Interest and fees on loans                                            2,360,106      2,014,385       4,599,545      3,902,119
  Interest on investment securities Available for Sale:
    Taxable                                                               734,456        545,347       1,336,291      1,038,315
    Nontaxable                                                             74,879         58,510         148,965        116,067
  Interest on investment securities Held to Maturity:
    Taxable                                                               186,546        250,777         400,545        505,845
    Nontaxable                                                            132,397         93,492         261,930        177,661
                                                                       ----------     ----------      ----------     ----------
   Total investment income                                              1,128,278        948,126       2,147,731      1,837,888
  Other interest income                                                    89,048         54,716         171,148        158,052
                                                                       ----------     ----------      ----------     ----------
      Total interest income                                             3,577,432      3,017,227       6,918,424      5,898,059

Interest expense:
  Interest on deposits                                                  1,537,295      1,207,990       2,939,340      2,382,514
  Interest on other borrowed funds                                        191,126        114,266         366,669        215,101
                                                                       ----------     ----------      ----------     ----------
      Total interest expense                                            1,728,421      1,322,256       3,306,009      2,597,615

      Net interest income                                               1,849,011      1,694,971       3,612,415      3,300,444

Provision for loan losses                                                  60,000         60,000         120,000        120,000
                                                                       ----------     ----------      ----------     ----------

      Net interest income after
        provision for loan losses                                       1,789,011      1,634,971       3,492,415      3,180,444

Noninterest income:
  Service charge on deposits                                              246,547        236,867         487,781        480,449
  Commission on credit life                                                 9,088         21,642          20,625         34,493
  Investment securities gains and losses, net                                  --         (3,735)             --        (10,321)
  Other                                                                    69,046        122,603         154,042        317,418
                                                                       ----------     ----------      ----------     ----------
      Total noninterest income                                            324,681        377,377         662,448        822,039

Noninterest expense:
  Salaries and benefits                                                   853,567        742,244       1,643,325      1,461,159
  Net occupancy expense                                                   218,565        209,495         436,685        422,105
  Other                                                                   474,956        448,295         917,346        844,291
                                                                       ----------     ----------      ----------     ----------
      Total non-interest expense                                        1,547,088      1,400,034       2,997,356      2,727,555

      Earnings before income tax expense                                  566,604        612,314       1,157,507      1,274,928
Income tax expense                                                        154,313        194,820         320,258        395,460
                                                                       ----------     ----------      ----------     ----------
      Net earnings                                                        412,291        417,494         837,249        879,468
                                                                       ==========     ==========      ==========     ==========

Net earnings per share                                                 $     0.80     $     0.81      $     1.62     $     1.70
Weighted average shares outstanding                                       516,385        516,385         516,385        516,385
                                                                       ==========     ==========      ==========     ==========


Statement of Comprehensive Income

Net Income                                                                412,291        417,494         837,249        879,468

Other Comprehensive Income, net of tax:
     Unrealized Holding gains (losses) arising during the period           (1,439)       145,172          (5,876)        36,220
     Less:  Reclassification adjustment for gains (losses)
                 included in net income                                        --         (2,241)             --         (6,193)
                                                                       ----------     ----------      ----------     ----------
Comprehensive income                                                      410,852        560,425         831,373        909,495
                                                                       ==========     ==========      ==========     ==========


                     UNITED BANCORPORATION OF ALABAMA, INC.
                            STATEMENT OF CASH FLOWS
                             SIX MONTHS ENDED JUNE
                                  (UNAUDITED)



                                                                                           1998              1997
Operating Activities
 Net Income                                                                               837,249      $    879,468
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                              120,000           120,000
   Depreciation on Premises and Equipment                                                 148,516           154,911
   Amortization of Investment Securities                                                   34,284            26,522
   Amortization of Investment Securities Available for Sale                                85,053            32,883
   (Gain) Loss on Sale of Investment Securities Available for Sale                             --            10,321
   (Gain) Loss on Sale of Other Real Estate                                                    --                --
   (Gain)Loss on Disposal of Premises and Equipment                                        (3,500)             (171)
   Writedown of Other Real Estate                                                              --                --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                                     (352,503)         (808,962)
   Increase (Decrease) in Deferred Income Taxes                                                --                --
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                              (1,562,207)          443,258
                                                                                      -----------      ------------
 Net Cash Provided (Used) by Operating Activities                                        (693,108)          858,230
                                                                                      -----------      ------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                               875               788
  Proceeds From Sales of Investment Securities Available for Sale                              --         2,505,925
  Proceeds From Maturities of Investment Securities                                     4,739,229         1,072,655
  Proceeds From Maturities of Investment Securities Available for Sale                 22,472,985         1,814,116
  Purchases of Investment Securities                                                     (795,202)         (817,477)
  Purchases of Investment Securities Available for Sale                               (38,115,882)       (7,216,667)
  Net (Increase) Decrease in Loans                                                     (6,152,338)       (5,246,350)
  Purchases of Premises and Equipment                                                    (397,707)         (126,351)
  Proceeds From Sales of Premises and Equipment                                             3,500               171
  Purchases of Other Real Estate                                                          152,013                --
  Proceeds From Sales of Other Real Estate                                                     --             2,000
                                                                                      -----------      ------------
 Net Cash Provided (Used) by Investing Activities                                     (18,092,528)       (8,011,190)
                                                                                      -----------      ------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                                 18,705,621         5,408,952
 Net Increase (Decrease) in securities sold under
  agreement to repurchase                                                               1,465,540           794,692
  Cash Dividends                                                                         (258,191)         (258,193)
  Purchase of Treasury Stock                                                                   --                --
  Increase (Decrease) in Other Borrowed Funds                                           1,789,542           663,923
                                                                                      -----------      ------------
 Net Cash Provided (Used) by Financing Activities                                      21,702,512         6,609,374
                                                                                      -----------      ------------
Increase (Decrease) in Cash and Cash Equivalents                                        2,916,876          (543,586)
Cash and Cash Equivalents at Beginning of Period                                       11,175,030         8,789,453
                                                                                      -----------      ------------
Cash and Cash Equivalents at End of Period                                             14,091,906      $  8,245,867
                                                                                      ===========      ============
Supplemental disclosures

Cash paid during the year for:
     Interest                                                                           3,330,155         2,613,441
                                                                                      ===========      ============
     Income Taxes                                                                         191,500           347,053
                                                                                      ===========      ============

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


NOTE 2 - New Accounting Pronouncement

Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share under Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. Basic income per share is computed on the weighted average number of shares outstanding in accordance with SFAS 128 Earnings per Share. The Company does not have stock options plans or other stock based compensation plans that would result in potential common shares and thus diluted earnings per share are identical to basic earnings per share.

Effective January 1, 1998 the Company adopted the (SFAS) No. 130 "Reporting Comprehensive income, which requires disclosure, in financial statements format, all non-owner changes in equity. Adoption of this statement requires the presentation of comprehensive income, which includes the unrealized gain or loss on investment securities.

In June, 1997 the FASB Issued Financial Accounting Statement No. 131, Disclosures about Segments of an Enterprise and Related Information,
("FAS131"). FAS131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. FAS131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Company adopted FAS131 as of January 1, 1998.

In June, 1998, the FASB issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity reorganize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Presently, the Corporation is unable to quantify the impact that the adoption of FAS 133 will have on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 1998, and 1997, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income for the six months ended June 30, 1998, was $837,249 a decrease of $42,219, or 4.80%, as compared to $879,468 for the same period in 1997. Net earnings per share decreased to $1.62 for the six months ended June 30, 1998, as compared to $1.70 in 1997.

Total interest income increased $1,020,365, or 17.30%, to $6,918,424 in 1998 from $5,898,059 in 1997. Average interest earning assets were $178,655,696 for the first six months 1998, as compared to $140,940,674 for the same period in 1997, an increase of $37,715,022, or 26.76%. The average rate earned in 1998 was 8.29% as compared to 8.44% in 1997, reflecting slightly lower interest rates during 1998. Thus, the increase in total interest income in 1998 is attributed to both the increase in earning assets, and not to the rate environment. Net interest margin decreased to 4.33% for the first six months of 1998 as compared to 4.72% for the same period in 1997. This decrease has been caused by the flatting of the yield curve, which has caused bond and loans rates to drop and deposit costs have risen. Therefore compressing net interest margin.

Total interest expense increased by $708,394, or 27.27%, in 1998 to $3,306,009 from $2,597,615 in 1997. Average interest bearing liabilities increased to $150,130,350 in 1998 from $114,327,886 in 1997, an increase of $35,802,464, or
31.32%. The average rate paid rose to 4.78% in 1997, as compared to 4.58% in 1997.

The provision for loan losses remained constant at $120,000 for the first six months of 1998 as compared to $120,000 for the same period in 1997. Net charged-off loans for the first six months of 1998 were $146,395, as compared to $55,380 for the same period in 1997.

The allowance for possible loan losses represents 1.52% of gross loans at June 30, 1998, as compared to 1.65% at year-end 1997. Loans on which the accrual of interest had been discontinued was reduced to $307,548 at June 30, 1998, as compared to $405,236 at December 31, 1997.

Total noninterest income decreased to $662,448 for the first six months of 1998, as compared to $822,039 for the same period in 1997, a decrease of $159,591, or 19.41%. Service charges on deposits increased $7,332, or 1.53%, to $487,781 in 1998 from $480,449 in 1997. Commissions on credit life decreased to $20,625 in 1998 from $34,493 in 1997, a decrease of $13,868, or 40.21%. Other income decreased during the first six months of 1998 to $154,042 from $317,418 in 1997, a decrease of $163,376 or 51.47%. This decrease is due to an insurance settlement.

Total noninterest expense increased $269,801, or 9.89%, to $2,997,356 during the first six months of 1998, as compared to $2,727,555 for the same period in 1997. Salaries and benefits increased to $1,643,325 in 1998 from $1,461,159 in 1997, an increase of $182,166, or 12.47%. Increase is salaries is due to two new branch opeinings. Occupancy expense increased $14,580, or 3.45% to $436,685 in 1998 from $422,105 in 1997. This increase in cost is due to the opening of one new branch. Other expenses increased to $916,930 during the first six months of 1998 from $844,291 for the same period in 1997, an increase of $72,639, or 8.60%.

Earnings before taxes for the first six months of 1998 decreased $117,421, or 9.21%, to $1,157,507 from $1,274,928 for the same period in 1997. Income tax expense decreased to $320,258 in 1998 from $395,460 in 1997, a decrease of $75,202, or 19.02%.

Three Months Ended June 30, 1998, and 1997, Compared

Net earnings for the three months ended June 30, 1998, decreased to $412,291, from $417,494, a decrease of $5,203, or 1.25% Earnings per share decreased to $.80 from $.81 in 1997.

Total interest income increased $560,205, or 18.57% to $3,577,432 for the second quarter of 1998, as compared to $3,017,227 for the same period in 1997. Interest and fees on loans increased $345,721 or 17.16%, to $2,360,106 in 1998, from $2,014,385 in 1997. The average rate earned on interest earning assets during the second quarter of 1998 was 8.19%, as compared to 8.52% for the same period in 1997. Therefore the increase in interest earning is due to the increase in earning assets. The net interest margin decreased to 4.36% for the second quarter of 1998, as compared to 4.84% for the same period in 1997. Average interest earning assets increased to $175,166,421 in 1998, from $142,145,367 in 1997, an increase of $33,021,054, or 23.23%.

Total interest expense increased due to the large increase in interest bearing liabilities. Total interest expense increased $406,165, or 30.72%. Total interest expense for the second quarter of 1998 was $1,728,421, as compared to $1,322,256 for the same period in 1996. Average interest bearing liabilities for the second quarter of 1998 were $145,739,670, as compared to $115,043,453 for the same period in 1996, an increase of $30,696,217, or 26.68%.

The provision for loan losses was unchanged at $60,000 for the second quarter of 1998 as compared to $60,000 for the same period in 1996. Net charge offs for the second quarter of 1998 were $2,139 as compared to $46,352 net charge offs for the same period in 1997.

Total noninterest income decreased to $324,681 for the second quarter of 1998 as compared to $377,377 in 1997, a decrease of $52,696, or 13.96%. Service charges on deposits increased $9,680, or 4.09%, to $246,547 in 1998, from $236,867 in
1997. Commissions on credit life insurance decreased to $9,088 in 1998 from $21,642 in 1997. Other income decreased during the second quarter of 1998 to $69,046 from $122,603 in 1997, a decrease of $53,557, or 43.68%. During the second quarter of 1997 the Bank received an insurance rebate on Bond Policies of $18,469 and a rebate on computer services of $21,325.

Total noninterest expense increased $147,054, or 10.50%, to $1,547,088 during the second quarter of 1998, as compared to $1,400,034 for the same period in 1997. Salaries and benefits increased to $853,567 in 1998, from $742,244 in 1997, an increase of $111,323, or 15.00%. This increase has been caused by the opening of a new branch and the introduction of several new services in the bank. Occupancy expense increased $9,070, or 4.33%, to $218,565 in 1998 from $209,495 in 1997. The occupancy expense increase is because the Lillian Branch was in operation for the full quarter in 1998, last year the branch was only opened in July of the third quarter. Other expenses increased to $474,956 during the second quarter of 1998, as compared to $448,295 for the same period in 1997, an increase of $26,661, or 5.95%.

Earnings before taxes for the second quarter of 1998 decreased by $45,294 or 7.40% to $567,020 from $612,314 for the same period in 1997. Income taxes decreased to $154,313 in 1998 from $194,820 in 1997, a decrease of $40,507, or
20.79%.

Financial Condition and Liquidity

Total assets on June 30, 1998, were $185,513,723, as compared to $163,383,536 on December 31, 1997, an increase of $ 22,130,187 or 13.54%. Average total assets for the first six months of 1998 were $189,193,420. The loan to deposit ratio (net loans) on June 30, 1998, excluding bankers acceptances and commercial paper, was 59.33%, as compared to 63.07% on December 31, 1997.

Fed Funds Sold increased to $5,510,000 on June 30, 1998, as compared to $2,710,000 on December 31, 1997, a increase of $2,800,000. The investment securities available for sale increased to $54,192,809 from $38,649,802 at December 31, 1997. The investment securities held to maturity decreased from $24,914,930 at December 31, 1997 to $20,936,619 in June of 1998.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 1998 and December 31, 1997. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                           June              December
          Description                                      1998               1997
                                                               (Dollars in Thousands)

(A)       Loans accounted for on
          a nonaccrual basis                                $308              $405

(B)       Loans which are contractually
          past due ninety days or
          more as to interest or
          principal payments (excluding
          balances included in (A) above)                      9                15

(C)       Loans, the terms of which have
          been renegotiated to provide a
          reduction or deferral of interest
          or principal because of a
          deterioration in the financial
          position of the borrower                            39                36

(D)       Other non-performing assets                        158                48


Total deposits increased $ 18,705,621, or 13.83%, to $153,987,434 on June 30,
1998, from $135,281,813 at year end. Noninterest bearing deposits decreased to $21,848,705 at June 30, 1998, from $21,669,112 at year end 1997, an increase of
$179,593, or .83%. Interest bearing deposits increased $18,526,028, or 16.31%, to $132,138,729 on June 30, 1998, from $113,612,701 at December 31, 1997. This increase is due to the Bank obtaining the Baldwin County Commission funds for a period of three years the contract ends March 1, 2001. These accounts have had an average balance of $14,019,211. Average total deposits for the first six months of 1998 were $157,717,525.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 1998, was $15,197,214, an increase of $570,155, or 3.89%, from $14,627,059 at year end
1997. This increase is due to earnings, the slight decline of the market value of the available for sale portfolio, and the dividend declared of $258,193 at June 30, 1998.

Primary capital to total assets at June 30, 1998, was 8.19%, as compared to 8.89% at year end 1997. Total capital and allowances for loan losses to total assets at June 30, 1998, were 8.95%, as compared to 9.76% at December 31, 1997. The Corporation's bank subsidiary, United Bank, had risk based capital of $15,713,000, or 15.16%, at June 30, 1998, as compared to $15,316,000, or 16.24%
at year end 1997. United Bank had excess risk based capital of 7.16% at June 30, 1998, and 8.24% at December 31, 1997, based upon the minimum requirement of 8.00%. Based on management's projection, internal generated capital should be sufficient to satisfy capital requirements in the foreseeable future, for existing operations, but the continual growth into new markets may require the Bank to access external funding sources.

Y2K

The Bank continues to test all mission critical software the test should be final by the end of September 1998. The Corporation is not experiencing any abnormal expenses associated with the year 2000. For further information refer to Company's Form 10K.

Market Risk Disclosures

The Corporation's market risk has not materially changed in the last six months. For further discussion refer to the Corporation's Form 10-K.

Forward Looking Statements

When used or incorporated by reference herein, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risk, uncertainties, and assumptions including those set forth herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

                          PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of security holders of United Bancorporation of Alabama, Inc. was held May 6, 1998.

         (b) The following directors were elected at the annual meeting of the security holders of United Corporation of Alabama, Inc.:


    Nominees                      For             Against      Abstentions
    -----------               -----------       -----------    -----------
    William C. Grissett         398,802               54             0

    David D. Swift              370,831           28,025             0

          Those directors of the Corporation who were not standing for re-election and whose terms of office continued after the 1997 Annual Meeting are Robert R. Jones III, Leon Esneul, William J. Justice, Bobby W. Sawyer and L. Walter Crim..


Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index.

         (b) During the quarter ended June 30, 1998 the Corporation did not file a Form 8-K Current Report.


                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 12, 1998           /s/ Mitch Staples
     ----------------           ---------------------------------------
                                Mitch Staples
                                Treasurer (principal financial officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
27                          Financial Data Schedule