Form 10-Q
period 1998-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1998-11-16
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      September 30, 1998
                              -------------------------

Commission file number      2-78572
                      -------------



                     UNITED BANCORPORATION OF ALABAMA, INC.
-----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                    63-0833573
----------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)            Number)



200 East Nashville Avenue, Atmore, Alabama             36502
------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (334) 368-2525
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998.
                     Class A Common Stock.... 516,385 Shares
                       Class B Common Stock..   -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1998


                                      INDEX



PART I - FINANCIAL INFORMATION                                        PAGE
------------------------------                                        ----

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                          3

          Condensed Consolidated Statements of Earnings                  4

          Consolidated Statements of Cash Flows                          5

          Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                               15

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


Item 1.




                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  1998             1997

Assets
Cash and due from banks                                                         $9,928,615        8,465,030
Federal funds sold                                                                       0        2,710,000
                                                                            --------------    -------------
           Cash and cash equivalents                                             9,928,615       11,175,030
Interest bearing deposits with other
  financial institutions                                                                 0          100,920
Securities available for sale, at fair values,
   (amortized values $57,412,000 and $38,268,000 respectively)                  57,410,864       38,649,802

Investment securities held to maturity, at amortized cost,                      20,023,457       24,914,930
  (market values of $20,346,744 and $25,077,650 respectively)
Loans                                                                           93,057,111       87,237,875
Less:  Unearned income                                                             146,967          466,859
           Allowance for loan losses                                             1,404,940        1,443,135
                                                                            --------------    -------------
           Net loans                                                            91,505,204       85,327,881

Premises and equipment, net                                                      2,483,493        2,060,477
Interest receivable and other assets                                             2,572,574        2,316,032
                                                                            --------------    -------------
           Total assets                                                      $ 183,924,207      164,545,072
                                                                            ==============    =============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                         $22,438,345       21,669,112
  Interest bearing                                                             127,277,935      113,612,701
                                                                            --------------    -------------
           Total deposits                                                      149,716,280      135,281,813

Securities sold under agreements to repurchase                                  10,062,591        8,972,154
Other borrowed funds                                                             6,567,305        2,729,885
Accrued expenses and other liabilities                                           1,705,593        2,934,161
                                                                            --------------    -------------
           Total liabilities                                                   168,051,769      149,918,013

Stockholders' equity:
  Class A common stock.  Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued.                                                                     5,482            5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                                     0                0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                                       0                0
Surplus                                                                          3,476,518        3,476,518
Net unrealized loss on investments
  available for sale                                                               446,509          228,757
Retained earnings                                                               12,409,519       11,381,892
                                                                            --------------    -------------
                                                                                16,338,028       15,092,649
Less 31,775 treasury shares, at cost                                               465,590          465,590
                                                                            --------------    -------------
         Total stockholders' equity                                             15,872,438       14,627,059
                                                                            --------------    -------------
         Total liabilities and stockholders' equity                          $ 183,924,207      164,545,072
                                                                            ==============    =============

                     UNITED BANKCORPORATION OF ALABAMA,INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                             STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                         SEPTEMBER                             SEPTEMBER
                                                                 1998               1997                1998               1997

Interest income:
  Interest and fees on loans                                  $ 2,380,784         2,198,636           6,980,329          6,100,755
  Interest on investment securities available for sale:
    Taxable                                                       723,613           542,589           2,059,904          1,580,904
    Nontaxable                                                     78,678            62,880             227,643            178,947
  Interest on investment securities held to maturity:
    Taxable                                                       161,060           245,976             561,605            751,821
    Nontaxable                                                    128,819            97,817             390,749            275,478
                                                              -----------         ---------          ----------          ---------
   Total investment income                                      1,092,170           949,262           3,239,901          2,787,150
  Other interest income                                           125,926            44,154             297,074            202,206
                                                              -----------         ---------          ----------          ---------
      Total interest income                                     3,598,880         3,192,052          10,517,304          9,090,111

Interest expense:
  Interest on deposits                                          1,561,542         1,291,341           4,500,882          3,673,855
  Interest on other borrowed funds                                199,145           144,806             565,814            359,907
                                                              -----------         ---------          ----------          ---------
      Total interest expense                                    1,760,687         1,436,147           5,066,696          4,033,762

      Net interest income                                       1,838,193         1,755,905           5,450,608          5,056,349

Provision for loan losses                                          60,000           160,000             180,000            280,000
                                                              -----------         ---------          ----------          ---------

      Net interest income after
        provision for loan losses                               1,778,193         1,595,905           5,270,608          4,776,349

Noninterest income:
  Service charge on deposits                                      247,863           252,263             735,644            732,712
  Commission on credit life                                        13,225            17,530              33,850             52,023
  Investment securities gains and losses, net                      65,355            (6,562)             65,355            (16,883)
  Other                                                            75,785            93,565             229,827            410,983
                                                              -----------         ---------          ----------          ---------
      Total noninterest income                                    402,228           356,796           1,064,676          1,178,835

Noninterest expense:
  Salaries and benefits                                           908,908           783,132           2,552,233          2,244,291
  Net occupancy expense                                           217,401           225,384             654,086            647,489
  Other                                                           447,908           400,566           1,365,254          1,244,857
                                                              -----------         ---------          ----------          ---------
      Total non-interest expense                                1,574,217         1,409,082           4,571,573          4,136,637

      Earnings before income tax expense                          606,204           543,619           1,763,711          1,818,547
Income tax expense                                                157,664           169,481             477,922            564,941
                                                              -----------         ---------          ----------          ---------
      Net earnings                                            $   448,540           374,138           1,285,789          1,253,606
                                                              ===========         =========          ==========          =========

Net earnings per share                                        $      0.87              0.72                2.49               2.43
Weighted average shares outstanding                               516,385           516,385             516,385            516,385
                                                              ===========         =========          ==========          =========


Statement of Comprehensive Income

Net Income                                                    $   448,540           374,138           1,285,789          1,253,606

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the         226,654           104,323             217,752            159,203
     Less:  Reclassification adjustment for gains (losses)
                 included in net income.                           39,213            (3,938)             39,213            (10,130)
                                                              -----------         ---------          ----------          ---------
Comprehensive income                                          $   714,407           474,523           1,542,754          1,402,679
                                                              ===========         =========          ==========          =========

                     UNITED BANKCORPORATION OF ALABAMA INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            1998               1997
Operating Activities
 Net Income                                                                          $    1,285,789          1,253,606
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                                180,000            280,000
   Depreciation on Premises and Equipment                                                   227,775            229,169
   Amortization of Investment Securities held to maturity                                    48,355             36,583
   Amortization of Investment Securities Available for Sale                                 150,723             49,822
   (Gain) Loss on Sale of Investment Securities held to maturity                                 --                 --
   (Gain) Loss on Sale of Investment Securities Available for Sale                          (65,355)            16,883
   (Gain)Loss on Disposal of Premises and Equipment                                          (3,500)              (171)
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                                       (306,706)            22,074
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                                (1,228,568)           332,006
                                                                                     --------------     --------------
 Net Cash Provided by Operating Activities                                                  288,514          2,219,972
                                                                                     --------------     --------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                             100,920              1,226
  Purchases of Interest-bearing Deposits in
  Proceeds From Sales of Investment Securities held to maturity                           6,383,989                 --
  Proceeds From Sales of Investment Securities Available for Sale                         3,087,911          3,505,925
  Proceeds From Maturities of Investment Securities held to maturity                      5,657,473          1,661,620
  Proceeds From Maturities of Investment Securities Available for Sale                   25,187,160          3,174,820
  Purchases of Investment Securities held to maturity                                    (1,540,895)        (1,903,229)
  Purchases of Investment Securities Available for Sale                                 (46,743,721)        (9,160,711)
  Net (Increase) Decrease in Loans                                                       (6,357,323)       (10,813,476)
  Purchases of Premises and Equipment                                                      (650,791)          (320,405)
  Proceeds From Sales of Premises and Equipment                                               3,500                171
  Purchases of Other Real Estate                                                           (152,013)           (40,200)
  Proceeds From Sales of Other Real Estate                                                   42,200                 --
                                                                                     --------------     --------------
 Net Cash Used by Investing Activities                                                  (20,639,062)       (13,894,259)
                                                                                     --------------     --------------
Financing Activities
  Net Increase (Decrease) in Deposits,                                                   14,434,467          7,591,494
 Net Increase in securities sold under
  agreement to repurchase                                                                 1,090,437          2,545,432
  Cash Dividends                                                                           (258,192)          (258,194)
  Increase (Decrease) in Other Borrowed Funds                                             3,837,421          3,075,798
                                                                                     --------------     --------------
 Net Cash Provided  by Financing Activities                                              19,104,133         12,954,530
                                                                                     --------------     --------------
Increase (Decrease) in Cash and Cash Equivalents                                         (1,246,415)         1,280,243
Cash and Cash Equivalents at Beginning of Period                                         11,175,030          8,789,453
                                                                                     --------------     --------------
Cash and Cash Equivalents at End of Period                                                9,928,615         10,069,696
                                                                                     ==============     ==============
Supplemental disclosures

Cash paid during the year for:
  Interest                                                                                5,283,904          3,762,749
                                                                                     ==============     ==============

  Income Taxes                                                                              349,500            610,053
                                                                                     ==============     ==============


                     UNITED BANCORPORATION OF ALABAMA, INC.,
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE 1 - General

The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - New Accounting Pronouncement

Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share under Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. Basic income per share is computed on the weighted average number of shares outstanding in accordance with SFAS 128 Earnings per Share. The Corporation does not have any stock options plans or other stock based compensation plans that would result in potential common shares and thus diluted earnings per share are identical to basic earnings per share.

Effective January 1, 1998 the Corporation adopted the SFAS No. 130 "Reporting Comprehensive Income" , which requires disclosure, in financial statements format, all non-owners changes in equity. Adoption of the statement requires the presentation of comprehensive income, which includes the unrealized gain or loss on investment securities.

In June, 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131"). SFAS 131 requires that financial and descriptive information be disclosed for each reportable operating segment based on the management approach. The management approach focuses on financial information that an enterprise's decision makers use to assess performance and make decisions about resource allocation. The statement also prescribes the enterprise-wide disclosures to be made about products, services, geographic areas and major customers. SFAS 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and for interim financial statements in the second year of application. The Corporation adopted SFAS 131 as of January 1, 1998.

In June, 1998, the Financial Accounting Standards Board issued FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity reorganize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Presently, the Corporation is unable to quantify the impact that the adoption of FASB 133 will have on the consolidated financial statements of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation" or the "Bank"), and its subsidiary for the nine months ended September 30, 1998, and 1997, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the nine months ended September 30, 1998, was $1,285,789, an increase of $32,183 or 2.57%, as compared to $1,253,606 for the same period in 1997. Net earnings per share increased to $2.49 for the nine months ended September 30, 1998, as compared to $2.43 in 1997.

Net interest income through the nine months increased 7.80% to $5,450,608. The net interest margin was 4.27% for the first nine months of 1998 as compared to 4.71% for the same period in 1997. Therefore, the increase in net interest income was largely produced from volume as opposed to an increase in interest rates.

Total interest income increased $1,427,193, or 15.70%, to $10,517,304 in 1998, from $9,090,111 in 1997. Average interest earning assets were $171,314,985 for the first nine months 1998, as compared to $143,039,566 for the same period in 1997, an increase of $28,275,419, or 19.77%. The average rate earned in 1998 on earning assets was 8.22% as compared to 8.48% in 1997. The decrease in average rate earned on earning assets was due to the decrease in the yields in the investment portfolio and short term federal funds sold. The yield on the loan portfolio has remained relatively constant over the past nine months. The Bank expects a further decrease in its rates on earning assets if the rates in the treasury market continue to fall.

Total interest expense increased by $1,032,934, or 25.62%, in 1998 to $5,066,696 from $4,033,762 in 1997. Average interest bearing liabilities increased to $140,128,084 in 1998 from $118,698,363 in 1997, an increase of $21,429,721, or
18.05%. The average rate paid rose to 4.83% in 1998, from 4.70% in 1997. This slight increase is attributed the increase in volume of certificates of deposit, and the acquisition of a variable rate deposit priced at 61.8% of prime for three years that has averaged $11,871,356 this year. This change in composition of deposits along with outside market pressure has driven the cost of funds up.

The provision for loan losses decreased to $180,0000 for the first nine months of 1998 as compared to $280,000 for the same period in 1997. Net charged-off loans for the first nine months of 1998 were $218,195, as compared to $118,250 for the same period in 1997. This increase in charge-offs is of concern to management, but does not represent a deterioration of the quality of the loan portfolio, and the reserve remains adequate.

The allowance for possible loan losses represents 1.51% of gross loans (excluding bankers acceptances and commercial paper) at September 30, 1998, as compared to 1.65% at year-end 1997. Loans on which the accrual of interest had been discontinued amounted to $336,966 at September 30, 1998, as compared to $405,236 at December 31, 1997. Management believes that the allowance for loan losses remains adequate given the growth in loans and based upon the risks in the portfolio.

Total noninterest income decreased to $1,064,676 for the first nine months of 1998, as compared to $1,178,835 for the same period in 1997, a decrease of $114,159, or 9.68%. Investment security gains were $65,355 for the first nine months of 1998, as compared to losses of $16,883 in 1997. Service charges on deposits increased $2,932, or .40%, to $735,644 in 1998 from $732,712 in 1997.
Commissions on credit life decreased to $33,850 in 1998 from $52,023 in 1997, a decrease of $18,173, or 34.93%. Other income decreased during the first nine months of 1998 to $229,827 from $410,983 in 1997, a decrease of $181,156, or
44.08%. This decrease is due to an insurance settlement in the amount of $200,000, which occurred in 1997.

Total noninterest expense increased $434,936, or 10.51%, to $4,571,573 during the first nine months of 1998, as compared to $4,136,637 for the same period in 1997. Salaries and benefits increased to $2,552,233 in 1998 from $2,244,291 in 1997, an increase of $307,942, or 13.72%. This increase is due to the opening of a new branch, and the staffing of a branch to open in the middle of December. Occupancy expense increased $6,597, or 1.02% to $654,086 in 1998 from $647,489 in 1997. Other expense increased to $1,365,254 during the first nine months of 1998 from $1,244,857 for the same period in 1997, an increase of $120,397, or 9.67%. Legal fees increased by $29,877, or 68.77%, to $73,324 for the first nine months in 1998 from $43,447 in 1997. Data processing fees have increased $17,246 or 9.80% in the past nine months. The Bank uses an third party data processor whose fees are based on total assets, therefore as the Bank grows the fee will increase. The remainder of the increase can be traced to the expansion into Baldwin County.

Earnings before taxes for the first nine months of 1998 decreased $54,836, or 3.02%, to $1,763,711 from $1,818,547 for the same period in 1997. Income taxes decreased $87,019 or 15.40% , this decrease is due to the Bank buying more tax free bonds in an effort to decrease the effective tax rate. The effective tax rate has decreased to 27.09% from 31.06%. This accounts for the increase in net income after tax of $32,183 or 2.57% from 1997 to 1998.

Three Months Ended September 30, 1998, and 1997, Compared

Net earnings for the three months ended September 30, 1998 was $448,540, an increase of $74,402, or 19.89% from $374,138, for the same period last year. Earnings per share increased to $.87 for the third quarter of 1998, from $.72 for the same period in 1997.

Total interest income increased $406,828, or 12.75% to $3,598,880 for the third quarter of 1998, as compared to $3,192,052 for the same period in 1997. Interest and fees on loans increased $182,148, or 8.28%, to $2,380,784 in 1998, from $2,198,636 in 1997. The average rate earned on interest earning assets during the third quarter of 1998 was 8.23%, as compared to 8.56% for the same period in 1997. The decrease is related to the growth in the deposit side of the Bank and the lack of loan demand. Therefore the excess cash has been invested in lower earnings assets such as investments. The recent decrease in prime has also lowered rates on $29 million in adjustable rate loans, which has also caused the net interest margin to decrease to 4.11% or the third quarter of 1998, as compared to 4.83% for the same period in 1997. Average interest earning assets increased to $177,357,271 in 1998, from $147,213,409 in 1997, an increase of
$30,143,862, or 20.48%.

Total interest expense increased by $324,540 or 22.60% from $1,436,147 in 1997 to $1,760,687 due to a large deposit of $11,000,000 that was placed in the Bank on a short term basis, therefore most of this increase is based on volume not rate. Average interest bearing liabilities for the third quarter of 1998 were $146,896,597, as compared to $117,991,539 for the same period in 1997, an increase of $28,905,058 or 24.50%. The majority of this increase can be attributed to a large public fund deposit obtained on a bid basis for three year which at the end of September was earning 5.10%.

The provision for loan losses decreased to $60,000 for the third quarter of 1998 as compared to $160,000 for the same period in 1997. Net charged-off loans for the third quarter of 1998 were $71,800, as compared to $62,870 for the same period in 1997.

Total noninterest income increased to $402,228 for the third quarter of 1998 as compared to $356,796 in 1997, an increase of $45,432, or 12.73%. Service charges on deposits decreased $4,400, or 1.74%, to $247,863 in 1998, from $252,263 in
1997. Investment securities gain and losses increased $71,917 to gains of $65,355 from a loss of $6,562. Commissions on credit life insurance decreased to $13,225 in 1998 from $17,530 in 1997. Other income decreased during the third quarter of 1998 to $75,785 from $93,565 in 1997, a decrease of $17,780, or
19.00%. This slight decrease was the result of the insurance settlement in 1997.

Total noninterest expense increased $165,135, or 11.72%, to $1,574,217 during the third quarter of 1998, as compared to $1,409,082 for the same period in 1997. Salaries and benefits increased to $908,908 in 1998, from $783,132 in 1997, an increase of $125,776, or 16.06%. Occupancy expense decreased $7,983, or 3.54%, to $217,401 in 1998 from $225,384 in 1997. Other expense increased to $447,908 during the third quarter of 1998, as compared to $400,566 for the same period in 1997, an increase of $47,342, or 11.82%.

Earnings before taxes for the third quarter of 1998 increased by $62,585 to $606,204 from $543,619 for the same period in 1997. Income taxes expense fell to $157,664 for the three months ended September 30, 1998 from $169,481, for the same period ended 1997. This decrease was due to increased levels of tax free interest from the investment portfolio.


Financial Condition and Liquidity

Total assets on September 30, 1998, were $183,924,207, as compared to $164,545,072 on December 31, 1997, an increase of $19,379,135, or 11.78%.
Average total assets for the first nine months of 1998 were $179,641,488. The loan portfolio growth was funded largely by new deposits, new loans from Federal Home Loan Bank, and the increase in repurchase agreements. The largest deposit contributing to the increase is a public fund deposit which at month end had a balance of $10,347,093. Net loans increased to $91,505,204 at September 30, 1998, from $85,327,881 at year end 1997, an increase of $6,177,323, or 7.24%.
The loan to deposit ratio (net loans) on September 30, 1998, excluding bankers acceptances and commercial paper, was 61.12%, as compared to 63.07% on December 31, 1997.

Federal funds sold decreased to $0 on September 30, 1998, as compared to $2,710,000 on December 31, 1997, a decrease of $2,710,000. Investment securities held to maturity decreased to $20,023,457 at September 30, 1998 as compared to $24,914,930 at year end. The investment securities available for sale increased to $57,410,864 from $38,649,802 at December 31, 1997. This increase is attributed to the large public fund deposit that had to be collateralized under state law. Since the deposit is only guaranteed for three years it was necessary to build the AFS portion of the portfolio for future liquidity needs.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at September 30, 1998 and December 31, 1997. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                                                SEPTEMBER          DECEMBER
          DESCRIPTION                                                              1998              1997
                                                                                   (DOLLARS IN THOUSANDS)

(A)       Loans accounted for on                                                     $337              $405
          a nonaccrual basis

(B)       Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances
          included in (A) above).                                                      27                15

(C)       Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial
          position of the borrower.                                                    39                36

(D)       Other non-performing assets                                                 169                48

Total deposits increased $14,434,467, or 10.67%, to $149,716,280 on September 30, 1998, from $135,281,813 at year end. Noninterest bearing deposits increased to $22,438,345 at September 30, 1998, from $21,669,112 at year end 1997, an increase of $769,233, or 3.55%. Interest bearing deposits increased $13,665,233, or 12.03%, to $127,277,935 on September 30, 1998, from $113,612,702 at December
31, 1997. This increase is associated with a large public fund deposit which had a balance of $10,347,093 as of September 30, 1998. Average total deposits for the first nine months of 1998 were $149,381,423.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 1998, was $15,872,438 an increase of $1,245,379, or 8.51%, from $14,627,059 at year end
1997.

Primary capital to total assets at September 30, 1998, was 8.63%, as compared to 8.89% at year end 1997. Total capital and allowances for loan losses to total assets at September 30, 1998 were 9.39%, as compared to 9.77% at December 31, 1997. The Corporation's bank subsidiary, United Bank, had risk based capital of $16,147,000, or 15.71%, at September 30, 1998, as compared to $15,316,000, or
16.24% at year end 1997. United Bank had excess risk based capital of 7.71% at September 30, 1998, and 8.24% at December 31, 1997, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future, for existing operations, but the continual growth into new markets may require the Bank to access external funding sources.

YEAR 2000 ISSUES

The Bank has completed most of its assessment of Year 2000 issues. It has tested the majority of all of its mission critical software. The third-party application vendor most critical to the Bank, the Bank Data Center, has certified to the Bank that it has assessed its Year 2000 compliance and has tested the majority of its software. The Bank expects all of its critical vendors' Year 2000 testing to be completed by December 31, 1998. The Bank has also surveyed its physical facilities and anticipates no material problems with devices such as vault doors, telephone and alarm systems, which have computerized controls.

The Bank has also contacted the majority of its suppliers and vendors, and has been informed that the suppliers and vendors whose goods and services are material to the Bank are either Year 2000 compliant or in the process of testing. The Bank believes that it will be able to replace any vendors or suppliers who prove not to be Year 2000 compliant without disruption of Bank operations or any material increase in expense.

The Bank does not expect the Year 2000 issue to have a material financial impact on the Banks' financial statements. The Bank is in the process of upgrading computers and installing a wide area network, but these replacements and installations have been determined by management to be needed regardless of Year 2000 issues. The Bank estimates that the cost of addressing Year 2000 will include $23,500 of external costs, none of which was expended in the quarter ended September 30, 1998, and the majority in 1999. The Bank has also incurred and expects to incur internal costs of personnel whose responsibilities include addressing Year 2000 issues; these internal costs are not separately allocated by the Bank.

Because the Bank believes that it will have tested its internal computer systems and received certification of Year 2000 compliance from critical external vendors, it presently believes that the most reasonably likely Year 2000 risk to be addressed by the Bank will be possibility of significant increases in withdrawals of deposited funds as the Year 2000 approaches. The Bank plans to be prepared to handle these demands by having extra amounts of cash on hand, and by arranging for sources of funding to replace the withdrawn deposits. As its Year 2000 evaluation progresses, the Bank may develop further contingency plans to address other risks that may be identified.

The Bank has evaluated its loan loss reserve and at the present time believes that the reserve remains adequate. Each applicant for business loans must provide a Year 2000 readiness form that helps the loan officer evaluate the applicant's awareness of potential Year 2000 issues and the borrower's year 2000 readiness. Based on its review to date, the Bank does not currently foresee any need to increase the loan loss reserve because of Year 2000 issues.

MARKET RISK DISCLOSURES

The Corporation's market risk has not materially changed in the last six months. For further discussion refer to the Corporation's Form 10-K.

FORWARD LOOKING STATEMENTS

When used or incorporated by reference herein, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expression, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forwarding-statements are subject to certain risk, uncertainties, and assumptions including those set forth herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected and projected. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      See Exhibit Index

         (B) During the quarter ended September 30, 1998, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               UNITED BANCORPORATION OF ALABAMA, INC.

Date:   November 12, 1998               /s/ Mitch Staples
     -----------------------            -----------------------------
                                        Mitch Staples
                                        Treasurer
                                        (Principal Financial Officer)

                               Index to Exhibits

Exhibit
Number         Description
-------        -----------
  27.1         Financial data schedule