Form 10-K405
period 1998-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1999-03-31
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   Commission File No. 2-78572
   December 31, 1998


                     UNITED BANCORPORATION OF ALABAMA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       63-0833573
          --------                                       ----------
(State or other jurisdiction                        (I.R.S. Employer No.)
Identification of incorporation
     or organization)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates as of February 27, 1999 was $23,237,325 based upon the price at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date.

Common Stock      Par Value                 Outstanding at March 20, 1999
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

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), are in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from seven banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley ,Lillian, and Bay Minette, Alabama. The office in Bay Minette opened on December 30, 1998.

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

Competition - The commercial banking business is highly competitive and United Bank competes actively with state and national banks, savings and loan associations, insurance companies brokage houses, and credit unions in its market areas for deposits and loans. In addition, United Bank competes with other financial institutions, including personal loan companies, leasing companies, finance companies and certain governmental agencies, all of which engage in marketing various types of loans and other services. The regulatory environment affects competition in the bank business as well.

Employees - The Corporation and its subsidiary had approximately 110 full-time equivalent officers and employees at December 31, 1998. All of the employees are engaged in the operations of United Bank, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The BHC Act requires the Federal Reserve to consider, among other things, anticompetitive effects, financial and managerial resources and community needs in reviewing such a transaction. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, bank holding companies were permitted to acquire banks located in any state without regard to whether the transaction is prohibited under any state law (except that states may establish a minimum age of not more than five years for local banks subject to interstate acquisitions by out-of-state bank holding companies), and interstate branching was permitted beginning June 1, 1997.

         With the prior approval of the Superintendent of the Alabama State Department of Banking ("Superintendent"), state banks are entitled to expand by branching within Alabama.

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

         The Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking (the "Department"), and as a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), is also subject to FDIC regulation and examination. The Bank is not a member of the Federal Reserve System. Areas subject to federal and state regulation include dividend payments, reserves, investments, loans, interest rates, mergers and acquisitions, issuance of securities, borrowings, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws, and regulators have the right to prevent the development or continuance of unsafe or unsound banking practices (regardless of whether the practice is specifically prescribed or other violations of law.

         Dividends from United Bank constitute the major source of funds for dividends to be paid by the Corporation. United Bank is subject to state law restrictions on its ability to pay dividends, including the general restrictions that dividends in excess of 90% of United Bank's net earnings,(as defined by statue) may not be declared or paid unless United Bank's surplus is at least equal to 20% of its capital, and that the prior written approval of the Superintendent of the Department is required if the total of all dividends declared in any calendar year exceeds the total of United Bank's net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. United Bank is subject to restrictions under Alabama law which also prohibit any dividends from being made from surplus without the Superintendent's prior written approval. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice. Federal law provides that no dividends may be paid which would render the Bank undercapitalized. United Bank's ability to make funds available to the Corporation also is subject to restrictions imposed by federal law on the ability of a bank to extend credit to its parent company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on behalf thereof or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

         The Bank is also subject to the requirements of the Community Reinvestment Act of 1977 ("CRA"). The CRA and the regulations implementing the CRA are intended to encourage regulated financial institutions to help meet the credit needs of their local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of financial institutions. The regulatory agency's assessment of the Bank's CRA record is made available to the public.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous substantially revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 1998, the Bank was "well capitalized", and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

         Banking is a business that depends on interest rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and other borrowings and the interest rate received by the bank on its loans and securities holdings constitutes the major portion of the bank's earnings. As a result, the earnings and business of the Corporation are and will be affected by economic conditions generally, both domestic and foreign, and also by the policies of various regulatory authorities having jurisdiction over the Corporation and the Bank, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans and other extensions of credit and deposits and the interest rates paid on liabilities and received on assets. The Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions, including providing for the affiliation of Banks, securities firms and other financial services providers. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation may be affected thereby.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 1998 and 1997. Averages referred to in the following statistical information are generally average daily balances.


AVERAGE CONSOLIDATED BALANCE SHEETS
                                  1998 and 1997
                                    AVERAGES

                             (Dollars In Thousands)


                    Assets                               1998            1997
                                                     ------------    ------------
Cash and due from banks                              $      7,077           5,733
Interest-bearing deposits with
     other financial institutions                              51             102
Federal funds sold                                          4,992           4,191
Securities available for sale/taxable                      47,557          33,694
Securities available for sale/tax exempt                    6,381           4,503
Taxable investment securities held to
     maturity                                              10,526          15,409
Tax-exempt investment securities held
     to maturity                                           10,356           7,530
Loans, net                                                 90,419          79,023
Premises and equipment, net                                 2,332           2,023
Interest receivable and other assets                        2,120           2,264
                                                     ------------    ------------

                  Total Assets                       $    181,811         154,472
                                                     ============    ============

         Liabilities and Stockholders' Equity
Demand deposits - noninterest-bearing                $     22,896          20,446
Demand deposits - interest-bearing                         30,984          17,269
Savings Deposits                                           16,140          15,131
Time Deposits                                              79,966          75,671
Other borrowed funds                                        4,561           1,822
Repurchase agreements                                      10,468           8,432
Accrued expenses and other liabilities                      1,645           1,833
                                                     ------------    ------------

                  Total Liabilities                       166,660         140,604
                                                     ------------    ------------
         Stockholders' equity:
Common Stock                                                    5               5
Surplus                                                     3,477           3,477
Retained earnings                                          12,135          10,852
Less shares held in treasury,
         At cost                                             (466)           (466)
                                                     ------------    ------------


Total stockholders' equity                                 15,151          13,868
                                                     ------------    ------------

Total liabilities and
Stockholders' equity                                 $    181,811         154,472
                                                     ============    ============

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities.

(Dollars in Thousands)
       Average                                               Interest            Rates
                                              Average        Income/
              Earned/
                    1998                      Balance         Expense            Paid

Loans, net (1)                             $     90,419          9,468           10.47%
Available for Sale Taxable securities            47,557          2,844            5.98
Available for Sale Tax Exempt(2)                  6,381            489            7.66
Held to Maturity Taxable Securities              10,526            677            6.43
Held to Maturity Tax Exempt (2)                  10,356            789            7.62
Federal funds sold                                4,992            278            5.57
Interest-earning deposits with
  other financial institutions                       51              6           11.76
                                           ------------   ------------    ------------
  Total interest-earning assets            $    170,282         14,551            8.55%
                                           ============   ============    ============

Savings deposits and demand
  deposits - interest-bearing              $     47,124          1,543            3.27%
Time deposits                                    79,966          4,384            5.48
Repurchase agreements                            10,468            485            4.63
Other borrowed funds                              4,561            285            6.25
                                           ------------   ------------    ------------
Total interest-bearing liabilities         $    142,119          6,697            4.71%
                                           ============   ============    ============
Net interest income/net yield
   on interest-earning assets                             $      7,854            4.61%
                                                          ============    ============

(Dollars in Thousands)
       Average                                               Interest            Rates
                                              Average        Income/
              Earned/
                    1998                      Balance         Expense            Paid

Loans, net (1)                             $     79,023          8,340           10.55%
Available for Sale Taxable securities            33,694          2,116            6.28
Available for Sale Tax Exempt (2)                 4,503            374            8.31
Held to Maturity Taxable Securities              15,409            987            6.41
Held to Maturity Tax Exempt (2)                   7,530            592            7.86
Federal funds sold                                4,191            232            5.54
Interest-earning deposits with
 other financial institutions                       102             11           10.78
                                           ------------   ------------    ------------
Total interest-earning assets              $    144,452         12,652            8.75%
                                           ============   ============    ============

Savings deposits and demand
  deposits - interest-bearing              $     32,400            900            2.77%
Time deposits                                    75,671          4,112            5.43
Repurchase agreements                             8,432            403            4.78
Other borrowed funds                              1,822            118            6.48
Total interest-bearing liabilities         $    118,325          5,533            4.68%
                                           ============   ============    ============
Net interest income/net yield
  on interest-earning assets                              $      7,119            4.93%
                                                          ============    ============

 (1) Loans on nonaccrual status have been included in the computation of average balances.

 (2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1998 and 1997.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
   Average Balances
                                                                 Interest Income
                                                                      Expense                               Variance As to
                                                                      -------                               --------------

1998               1997                                         1998          1997        Variance        Rate            Volume
----               ----                                         ----          ----        --------        ----            ------

$90,419          79,023    Loans (Net)                         9,468         8,340           1,128         (63)            1,191
 47,557          33,694    Taxable Securities AFS(1)           2,844         2,116             728         (96)              824
  6,381           4,503    Tax Exempt Securities AFS (2)         489           374             115         (27)              142
 10,526          15,409    Taxable Securities HTM(3)             677           987            (310)         (2)             (308)
 10,356           7,530    Tax Exempt HTM (2)                    789           592             197         (18)              215
  4,992           4,191    Fed Funds Sold                        278           232              46           1                45
     51             102    Interest Bearing Deposits               6            11              (5)          1                (6)
170,282         144,452    Total Interest Earning Assets      14,551        12,652           1,899        (204)            2,103

                           Savings and Interest Bearing
 47,124          32,400    Demand Deposits                     1,543           900             643         183               460
 79,966          75,671    Other Time Deposits                 4,384         4,112             272         102               170
  4,561           1,822    Other Borrowed Funds                  285           118             167          (4)              171
 10,468           8,432    Repurchase Agreements                 485           403              82         (12)               94
142,119         118,325    Total Interest Bearing              6,697         5,533           1,164         269               895

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)      Available for Sale (AFS)
(2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1998 and 1997.
(3)      Held to Maturity (HTM)

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
  Average Balances
  Interest Income
                                                                Interest Income
                                                                             Expense                                     Variance
As to

1997               1996                                          1997          1996        Variance        Rate            Volume
----               ----                                          ----          ----        --------        ----            ------

$79,023          68,446    Loans (Net)                          8,340         7,147           1,193          76             1,117
 33,694          34,486    Taxable Securities AFS               2,116         2,146             (30)         22               (52)
  4,503           3,581    Tax Exempt Securities AFS (1)          374           306              68          (8)               76
 15,409          17,497    Taxable Securities HTM                 987         1,110            (123)         13              (136)
  7,530           5,569    Tax Exempt HTM (1)                     592           441             151          (3)              154
  4,191           3,306    Fed Funds Sold                         232           186              46          (3)               49
    102             103    Interest Bearing Deposits               11            11               0           0                 0
144,452         132,988    Total Interest Earning Assets       12,652        11,347           1,305          97             1,208

                           Savings and Interest Bearing
 32,400          32,232    Demand Deposits                        900           894               6           0                 6
 75,671          69,024    Other Time Deposits                  4,112         3,687             425          63               362
  1,822           1,426    Other Borrowed Funds                   118            78              40          16                24
  8,432           6,319    Repurchase Agreements                  403           293             110           9               101
118,325         109,001    Total Interest Bearing               5,533         4,952             581          88               493

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1997 and 1996.

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. Approximately 24% of the Bank's investments are in investment securities held to maturity and 76% are securities available for sale. The Bank's loan policy establishes a desirable range for its loan to deposit ratio as being between 50% and 70%. This ratio as of December 31, 1998 was nearing the upper point of this range at 68.46%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Management intends that funding for this growth will come from deposit growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

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

                     Investment Securities Held to Maturity
                           December 31, 1998 and 1997

                             (Dollars in Thousands)


                                            1998                             1997
                                 ---------------------------    ---------------------------
                                   Amortized                      Amortized
                                     Cost             %              Cost            %
U.S. Treasury Securities         $          0            0.0%   $          7            0.0%
U.S. Government Agencies                2,993           17.6          10,467           42.0
Mortgage Backed Securities              2,963           17.4           4,150           16.7
State and Municipal                    11,089           65.0          10,290           41.3
                                 ------------   ------------    ------------   ------------
  Total Amortized Cost           $     17,045          100.0%   $     24,914          100.0%
                                 ============   ============    ============   ============

Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                           December 31, 1998 and 1997
                             (Dollars in Thousands)

                                              1998                           1997
                                 ----------------------------    ----------------------------
                                      Amortized Weighted              Amortized Weighted
                                         Cost Avg Yld                     Cost Avg Yld

U.S. Treasury Securities
     Within one year             $          0            0.00%              7            3.67
     1 - 5 years
     5 - 10 years
                                 ------------    ------------    ------------    ------------

                                 $          0            0.00%              7            3.67%
                                 ============    ============    ============    ============

U.S. Government Agencies
     Within one year             $          0            0.00%   $          0            0.00%
     1 - 5 years                            0            0.00           1,500            5.62
     5 - 10 years                       2,993            6.50           6,966            6.49
     After 10 years                         0               0           2,001            6.51
                                 ------------    ------------    ------------    ------------
                                 $      2,993            6.50%   $     10,467            6.37%
                                 ============    ============    ============    ============
State & Municipal (1)
     Within one year             $        200            6.44%   $        846            7.96%
     1 - 5 years                        1,457            7.82           1,232            7.38
     5 - 10 years                       3,426            7.53           3,166            7.86
     After 10 years                     6,006            8.12           5,046            8.58
                                 ------------    ------------    ------------    ------------
     Total                       $     11,089            7.87%   $     10,290            8.16%
                                 ============    ============    ============    ============

Mortgage Backed
     Securities
     1 - 5 years                 $        253            6.04%   $        385            6.17%
     5 - 10 years                       1,121            6.40               0            0.00
     After 10 years                     1,589            7.32           3,765            7.11
                                 ------------    ------------    ------------    ------------
     Total                       $      2,963            6.86%   $      4,150            7.02%
                                 ============    ============    ============    ============


     Total Yield                                         7.45%                           7.22%
                                                 ============                    ============

     Total Amortized Cost        $     17,045                    $     24,914
                                 ============                    ============


(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1998 and 1997.

                    Investment Securities Available for Sale
                           December 31, 1998 and 1997

                             (Dollars in Thousands)


                                             1998                          1997
                                 ---------------------------    ---------------------------
                                   Amortized          %           Amortized           %
                                     Cost                           Cost

U.S. Treasury Securities         $     10,618           19.8%   $      7,543           19.7%
U.S. Government Agencies                3,754            7.0           8,865           23.2
Mortgage Backed Securities
    Obligations                        27,426           51.0          12,429           32.5
Collateralized Mortgage
    Obligations                           596            1.1            1281            3.3
State and Municipal                     9,668           18.0           7,369           19.3
Other                                   1,673            3.1             782            2.0
                                 ------------   ------------    ------------   ------------
        Total                    $     53,735          100.0%   $     38,269          100.0%
                                 ============   ============    ============   ============

Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                           December 31, 1998 and 1997
                             (Dollars in Thousands)

                                           1998                        1997
                                 -----------------------    -----------------------
                                  Amortized    Weighted      Amortized     Weighted
                                     Cost       Avg Yld        Cost        Avg Yld

U.S. Treasury Securities
  Within one year                $    2,509         5.80%        2,499         5.23%
  1 - 5 years                         8,109         6.09         5,044         6.07
                                 ----------   ----------    ----------   ----------
                                 $   10,618         6.02         7,543         5.79
                                 ==========   ==========    ==========   ==========
U.S. Government Agencies
excluding Mortgage Backed
Securities
  Within one year                $        0            0%        1,000         4.86%
  1 - 5 years                         1,752         5.25         3,625         6.23
  5 - 10 years                        1,497         6.45         3,735         6.22
  After 10 years                        505         7.93           505         7.90
                                 ----------   ----------    ----------   ----------
  Total                          $    3,754         6.09%        8,865         6.17%
                                 ==========   ==========    ==========   ==========

Mortgage Backed Securities
  Within one year                $       92         7.00%            0         0.00%
  1 - 5 years                           955         6.98         1,432         6.78
  5 - 10 years                        3,303         6.79         4,634         7.00
  After 10 years                     23,076         6.44         6,363         7.24
                                 ----------   ----------    ----------   ----------
  Total                          $   27,426         6.50%       12,429         7.09%
                                 ==========   ==========    ==========   ==========

Collateralized Mortgage
Obligations
  After 10 years                 $      596         4.64%        1,281         5.67%
                                 ----------   ----------    ----------   ----------
 Total                           $      596         4.64%        1,281         5.67%
                                 ==========   ==========    ==========   ==========

State & Municipal (1)
  Less than 1 year                      486        10.12%          155         8.64
  1 - 5 years                         1,465         7.78         2,183         8.78
  5 - 10 years                        2,594         6.83         2,190         9.27
  After 10 years                      5,123         8.02         2,841        10.82
                                 ----------   ----------    ----------   ----------
  Total                          $    9,668         7.75%        7,369         9.70%
                                 ==========   ==========    ==========   ==========

Continued on next page..

Continued from previous page

                                         1998                              1997
                            ----------------------------    ---------------------------
                              Amortized       Weighted        Amortized       Weighted
                                Cost           Avg Yld           Cost         Avg Yld
Other Securities
     Less than 1 year       $      1,170            7.71%   $        440           7.25%
     1 - 5 years                       0            0.00             250           9.38
     5 - 10 years                    503            6.25              92          10.22
                            ------------    ------------    ------------   ------------
     Total                  $      1,673            8.28%   $        782           8.28%
                            ============    ============    ============   ============

     Total Yield                                    6.60%                          7.10%
                                            ============                   ============

     Total amortized cost   $     53,735                    $     38,269
                            ============                    ============

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1998 and 1997.

Relative Lending Risk - United Bank is located in a primarily in rural market composed of lower to middle income families. The primary economic influence in the area is timber and agricultural production, and the Bank's loan portfolio is reflective of this market. The Bank's ratio of loans to assets or deposits is at or above the average of its peer banks serving this market.

The risks associated with the Bank's lending are primarily interest rate risk and credit risks from concentrations or types of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 30.55% of the portfolio maturing in one year or less. In addition, 17.67% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

Loan concentrations present different risk profiles depending on the type of loan. The majority of all types of loans offered by the Bank are collateralized. Regardless of the type of loan, collateralized lending is based upon an evaluation of the collateral and repayment ability of the borrower. Loan policy, as approved by the Board of Directors of the Bank, establishes collateral guidelines for each type of loan.

Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than its local competitors. With offices in seven communities, the Bank is somewhat insulated from the effects of major economic disruptions in one community. This geographic diversity affects all types of loans and plays a part in the Bank's risk management.

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

Agricultural lending is a specialized type of lending for the Bank. Due to the unique characteristics in this type of loan, the Bank has a loan officer dedicated to this market. Collateral valuation and the experience of the borrower play heavily into the approval process. This loan category includes financing of equipment, crop production, timber, dairy operations and others. Given the broad range of loans offered, it is difficult to generalize risks in agricultural lending. The area of greatest attention and risk would be crop production loans. Risks associated with catastrophic crop losses maybe mitigated by crop insurance, government support programs, experience of the borrower, collateral other than the crop and the borrower's financial resources. Routine visitations and contact with the borrower help inform the Bank about crop conditions.

Real estate loans, whether they are construction or mortgage, generally have lower delinquency rates, than other types of loans in the portfolio. The Bank makes very few long term, fixed rate mortgages; however, it does offer loans with repayment terms based on amortization of up to 15 years, but with balloons of shorter durations. The Bank does offer several different long term mortgage programs provided by third party processors.

Installment loans are generally collateralized. Given the small dollar exposure on each loan, risk of a significant loss on any one credit is minimized. Pricing and closely monitoring past dues enhance the Bank's returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 1998 is approximately $21,072, an increase from 1997 of $4,057. This increase in the average loan size is due to the shift of loans to commercial real estate, financial, and agriculture loans, and 1-4 family loans from the installment loan portion of the portfolio.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                            LOAN PORTFOLIO MATURITIES

                                December 31, 1998

                             (Dollars in Thousands)



                                                  REMAINING MATURITY
                             ---------------------------------------------------------
                                                One-          After
                                One Year        Five           Five
                                or Less         Years          Years        Total
                             ------------   ------------   ------------   ------------
Commercial, Financial
     and agricultural              20,134         23,787         19,871         63,792
Real estate - construction          1,446          1,410            357          3,212
Real estate - mortgage              3,920         11,781          5,324         21,025
Installment loans to
     individuals                    6,465          9,150            979         16,594

                             ------------   ------------   ------------   ------------
     Total                   $     31,965   $     46,128   $     26,531   $    104,624
                             ============   ============   ============   ============

                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)

                                      Predetermined   Floating
                                          Rate          Rate         Total
                                      -------------   --------      ------
Commercial, financial
  and agricultural                    $   39,102       24,690       63,792
Real estate - construction                 1,710        1,502        3,212
Real estate - mortgage                    18,133        2,892       21,025
Installment loans to
  individuals                             15,421        1,173       16,594

For additional information regarding interest rate sensitivity see Interest Rate Sensitivity in Item 7 below, and see Item 7A below.

Non-performing Assets: The Corporation adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 1998, pursuant to the definition within SFAS 114, the Corporation had no significant impaired loans.

The following table sets forth the Corporation's non-performing assets at December 31, 1998 and 1997. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.



                Description                                 1998             1997
                -----------                                 ----             ----
                                                            (Dollars in Thousands)

(A)      Loans accounted for on                            $ 420            $ 405
         a nonaccrual basis
(B)      Loans which are contractually past
         due ninety days or more as to
         interest or principal payments
         (excluding balances included in (A) above).          13               15
(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because
         of a deterioration in the
         financial position of the
         borrower.                                            41               36
(D)      Other non-performing assets                         248               48
                                                            ----             ----

                             Total                           722              504
                                                            ====             ====

If the loans in (A) above had been current throughout their term, interest income would have been increased by $32,821 and $24,475 for 1998 and 1997, respectively. Of the assets in (D) above, $200,344 in 1998 was other real estate owned (OREO), and $48,615 was repossessed collateral, and in 1997 $42,200 was OREO and $6,091 was repossessed collateral.

At December 31, 1998, loans with a total outstanding balance of $4,895,734 were considered potential problem loans. Potential problem loans consist of those loans for which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 1998. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 1998, the Corporation had $9,769,937 of agriculture-related loans. Agriculture loans accounted for $42,170 and $91,313 of nonaccrual loans in 1998 and 1997, respectively.

                         Summary of Loan Loss Experience

                                               1998            1997            1996
                                           ------------    ------------    ------------
Average amount of loans
   outstanding, net                        $     90,419          79,032          68,446
                                           ============    ============    ============
Allowance for loan
   losses, beginning January 1                    1,443           1,244           1,344
                                           ------------    ------------    ------------

Losses charged off:
   Commercial, financial
      and agricultural                             (130)            (12)           (159)
   Real estate - mortgage                            (0)             (2)             (8)
   Installment loans to
      individuals                                  (175)           (170)           (179)
                                           ------------    ------------    ------------

   Total charged off                               (305)           (184)           (346)

Recoveries during the period:
   Commercial, financial and
      agricultural                                   10               3               7
   Real estate - mortgage                             0               0               8
   Installment loans to individuals                  40              40              60
                                           ------------    ------------    ------------

      Total recoveries                               50              43              75
                                           ------------    ------------    ------------

                                                   (255)           (141)           (271)

Additions to the allowance
   charged to operations                            240             340             171
                                           ------------    ------------    ------------


      Total allowance, ending
         December 31                       $      1,428    $      1,443    $      1,244
                                           ============    ============    ============

Ratio of net charge offs during
  the period to average loans
  outstanding                                .28%          .18%         .40%

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned classifications as follows: substandard (10%), doubtful (50%), and loss (100%).

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Company's markets.

While the total allowance is described as consisting of a classified and a nonclassified portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio. Management realizes that general economic trends greatly effect loan losses, and no assurances can be made that future charges to the allowance for loan losses will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable charges to income. Management does, however, consider the allowance for loan losses to be appropriate for the reported periods. The Company has allocated proportionately the nonclassified portion of the allowance to the individual loan categories for purposes of the loan loss allowance table below.

The allocated portion of the loan loss provision is summarized in the following table for the relative periods.

The table below reflects an allocation of the allowance for the years ended December 31, 1998 and 1997. The allocation represents an estimate for each category of loans based upon historical experience and management's judgement. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Management does consider, however, the allowance for loan losses to be adequate for the reported periods.

                                                          Loans as a
                              Allowance                 percent of total
                         1998           1997           1998            1997
                     ------------   ------------   ------------    ------------

Commercial,
Financial &
Agricultural         $        780            679           61.0            58.8%

Real Estate -
Construction                   15              0            3.1             1.5

Real Estate -
Mortgage                       86             87           20.1            18.6

Installment Loans
to Individuals                547            677           15.8            21.1
                     ------------   ------------   ------------    ------------

Total Allowance      $      1,428          1,443          100.0%          100.0%
                     ============   ============   ============    ============


Delinquent Loan Policy: Installment loans are placed on nonaccrual when the loan is three payments past due, and single-date maturity notes are placed on nonaccrual status when such notes are delinquent for 90 days. Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank. Delinquent commercial loans are placed on nonaccrual status when the loan is 90 days past due.

Loans are considered delinquent if payments of principal or interest have not been made by the end of periods ranging from one to ten days after the due date, depending upon the type of loan involved. Installment loans are considered delinquent if payments of principal and interest are past due for a period of ten days and commercial loans are considered delinquent if payments of principal and interest are past due for a period of one day. Single-date maturity loans are considered delinquent if payments are not made by the day following the due date of such loans.

Loans are charged off monthly. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which then must be approved by the Bank's senior loan officer and the CEO.

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 1998 and 1997 by category.

                                                                Average
                                    Deposits                   rate paid
                               1998         1997          1998          1997
                            ----------   ----------    ----------    ----------

Noninterest-bearing
  demand deposits           $   22,896       20,446             0%            0%
                            ==========   ==========    ==========    ==========

Interest-bearing
  deposits:
    Demand                  $   30,984       17,269          3.48%         2.60%
    Savings                     16,140       15,131          2.88          2.98
    Time                        79,966       75,671          5.48          5.43
                            ----------   ----------    ----------    ----------
                            $  127,090      108,071          4.66%         4.63%
                            ==========   ==========    ==========    ==========


The following shows the amount of time deposits outstanding at December 31, 1998, classified by time remaining until maturity.

                                                     $100,000
                                                   Certificates   Other time
         Maturity                                   of deposit     deposits

Three months or less                                 $  6,619        17,090
Three to six months                                     4,736        14,328
Six to twelve months                                    7,958        14,310
Twelve months to five years                             4,621         9,906

                                                     $ 23,934      $ 55,634
                                                     ========      ========

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.

                            Maximum                                              Average
                            Outstanding               Average                    Interest
                            At Any       Average      Interest      Ending       Rate at
                            Month End    Balance      Rate          Balance      Year-end
                            -----------  ----------   ----------    ----------   ----------
                                                  (Dollars In Thousands)

1998
----

Securities sold             $   11,810       10,468         4.62%       11,810         3.88%
under agreements
to repurchase

Other short term
borrowings                  $    5,180          190         6.08             0         0.00

1997
----

Securities sold             $    9,300        8,432         4.78         8,972         4.80
under agreements
to repurchase

Other short term
borrowings                  $    2,653          649         5.71         1,888         4.51


Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 1998 and 1997

                                      1998            1997
                                 ------------    ------------

Return on average assets                 1.06%           1.12%
                                 ============    ============

Return on average equity                12.76%          12.47%
                                 ============    ============

Dividend pay-out ratio                  29.39%          32.84%
                                 ============    ============

Ratio of average equity
 to average assets                       8.33%           8.98%
                                 ============    ============

ITEM 2. PROPERTIES

The Corporation's bank subsidiary occupies eight offices which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton) Monroe County (cities of Monroeville and Frisco City), and Baldwin County (cities of Foley and Lillian) Alabama, with the principal office located in Atmore, Alabama. The office in Atmore is a modern, three story, brick building while the other offices (other than the present Lillian office) are similar, modern, one story, brick buildings. The subsidiary bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring 2004. The Foley office is leased for a twenty year period, expiring in 2016. The present office in Lillian is a modular financial unit which is located on property owned by the Corporation and leased to the subsidiary . The lease is for a five year period ending in June of 2002. The Corporation is in the process of building a permanent facility in Lillian. The Corporation purchased a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five year period ending in December of 2003.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Corporation's authorized common shares consist of the following:

(1) 975,000 shares of Class A common stock, $.01 par value per share, of which 548,160 shares issued of which 516,385 are outstanding and held by approximately 530 shareholders of record, as of March 17, 1999.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 16, 1999.

There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends of $1.10 per share in 1998 and $1.10 per share in 1997. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 12 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in Thousands except per share data)


                                         1998         1997          1996         1995         1994
                                      ----------   ----------    ----------   ----------   ----------
Income statement data:
  Interest income                     $   14,117       12,323        11,093       10,495        9,423
  Interest expense                         6,697        5,533         4,952        4,560        3,519
                                      ----------   ----------    ----------   ----------   ----------

  Net interest income                      7,420        6,790         6,141        5,935        5,904
  Provision for
    loan losses                              240          340           171          204          330
                                      ----------   ----------    ----------   ----------   ----------

  Net interest income after
    provision for
    loan losses                       $    7,180        6,450         5,970        5,731        5,574
                                      ==========   ==========    ==========   ==========   ==========
  Investment securities gains/
    (losses), net                     $      133          (29)           35           32           14
                                      ==========   ==========    ==========   ==========   ==========

  Net Earnings                        $    1,932        1,730         1,473        1,230          825
                                      ==========   ==========    ==========   ==========   ==========

Balance sheet data:
  Total assets                        $  189,193      164,545       145,278      140,466      131,809
                                      ==========   ==========    ==========   ==========   ==========

  Total loans, net                    $  103,090       85,328        73,002       62,603       59,094
                                      ==========   ==========    ==========   ==========   ==========

  Total deposits                      $  152,826      135,282       123,075      117,743      114,065
                                      ==========   ==========    ==========   ==========   ==========

  Total stockholders'
    equity                            $   16,048       14,627        13,263       12,398       10,671
                                      ==========   ==========    ==========   ==========   ==========

Per share data:
  Basic and diluted
    earnings per share                $     3.74         3.35          2.85         2.38         1.70
                                      ==========   ==========    ==========   ==========   ==========

  Cash dividends per
    share                             $     1.10         1.10          1.00          .50          .50
                                      ==========   ==========    ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review is presented to provide an analysis of the consolidated results of operations of the Corporation and its subsidiary. This review should be read in conjunction with the consolidated financial statements included under Item 8.

                              SUMMARY OF OPERATIONS

The Corporation's 1998 net income was $1,932,819, as compared to a net income in 1997 of $1,729,559. Average net interest spread decreased by 24 basis points from 4.07% in 1997 to 3.83% in 1998. Average interest earning assets which increased from $144,452,000 in 1997 to $170,282,000 in 1998, produced a $730,142 increase in net interest income in 1998. Noninterest income decreased by $256,463 from $1,785,723 in 1997 to $1,529,260 in 1998. Most of this decrease is attributed to a $500,000 insurance settlement that was received in 1997. The provision for loan losses in 1998 was $240,000 as compared to $340,000 in 1997. The 1998 provision was the amount deemed by management to maintain the allowance at the appropriate level. Noninterest expenses for 1998 increased $286,327 from $5,802,876 in 1997 to $6,089,203 in 1998.

The Corporation's 1997 net income was $1,729,559, as compared to $1,473,027 in 1996. Average net interest spread increased by 8 basis points from 3.99% in 1996 to 4.07% in 1997. The increase in average net interest spread resulted partly from an increase in average interest earning assets from $132,988,000 in 1996 to $143,435,000 in 1997, and produced a $649,706 increase in net interest income in 1997. Noninterest income increased by $580,071 from $1,205,652 in 1996 to $1,785,723 in 1997. Most of this increase is attributed to a $500,000 insurance settlement. The provision for loan losses in 1997 was $340,000 as compared to $171,000 in 1996. This increase was a result of the increase in the size of the portfolio, as the Bank had not experienced any material credit deterioration in its portfolio. Noninterest expenses for 1997 increased $733,206 from $5,069,670 in 1996 to $5,802,876 in 1997.

                               NET INTEREST INCOME
                             (Dollars in Thousands)

                                              1998         1997         1996
                                           ----------   ----------   ----------

Interest income (1).........               $   14,551       12,652       11,347
Interest expense............               $    6,697        5,533        4,952
                                           ----------   ----------   ----------

   Net interest income                          7,854        7,119        6,395
Provision for
   loan losses                                    240          340          171
                                           ----------   ----------   ----------

Net interest income after
   provision for
   loan losses on a tax equivalent
   basis                                        7,614        6,779        6,224
Less:  tax equivalent
   adjustment                                     434          328          254
                                           ----------   ----------   ----------

Net interest income after
   provision for
   loan losses..............               $    7,180        6,451        5,970
                                           ==========   ==========   ==========

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 1998, 1997, and 1996.

Total interest income (on a FTE) increased to $14,551,000 in 1998, from $12,652,000 in 1997, an increase of $1,899,000, or 15.01%. Of this increase
110.74% is due to the average earning assets increasing $25,881,000 while slightly lower interest rates in interest income off set the increase. Average loans increased $11,396,000 while the average rate earned decreased 0.08%. The average interest rate (FTE) earned on all earning assets in 1998 decreased to 8.55% from 8.75% in 1997. The interest rate spread decreased from 4.07% in 1997 to 3.84% in 1998, as interest rates rose slightly on interest bearing liabilities, and decreased on the interest earning assets. Average taxable investment securities for 1998 were $58,083,000, as compared to $49,103,000 for 1997, an increase of $8,980,000, or 18.29%. Average tax-exempt investment securities increased $4,704,000, or 39.09%, to $16,737,000 in 1998 from
$12,033,000 in 1997. These average increases were funded largely by a public fund deposit in the first quarter of 1998. The deposit is under a three year contract to end in 2001. The rate paid on the deposit is 61.8% of prime. Currently the deposit is earning 4.790%. The deposit account averaged $11,510,585 in 1998. The average volume of federal funds sold increased to $4,992,000 in 1998 from $4,191,000 in 1997, an increase of $801,000 or 19.11%.
Average interest earning deposits with other financial institutions decreased to $51,000 in 1998, from $102,000 in 1997. The single certificate of deposit matured in 1998.

Total interest expense increased $1,164,000, or 21.04%, to $6,697,000 in 1998, from $5,533,000 in 1997. Of this increase, 76.90% was due to the increase in average interest bearing liabilities, and 23.10% was due to the increase in interest rates in 1998. The average rate paid on interest-bearing liabilities in 1998 was 4.71% as compared to 4.68% in 1997. Average interest-bearing liabilities increased to $142,119,000 in 1998, from $118,325,000 in 1997, an increase of $23,794,000, or 20.11%. Average savings and interest-bearing demand deposits increased $14,724,000 or 45.44% to $47,124,000 in 1998, from
$32,400,000 in 1997. Average time deposits increased to $79,966,000 in 1998, from $75,671,000 in 1997, an increase of $4,295,000, or 5.68%. The average rate paid on time deposits increased to 5.48% in 1998 from 5.43% in 1997. This slight increase in time deposits during 1998 was due to the fact that the Bank expanded into a new market and sought deposits more aggressively in this new market.

Total interest income (on FTE basis) increased to $12,652,000 in 1997, from $11,347,000 in 1996, an increase of $1,305,000, or 11.50%. Of this increase,
96.24% was due to the average earning assets increasing $10,447,000 while slightly higher interest rates caused a 3.76% increase in interest income. Average loans increased $ 10,577,000 while the average rate paid increased 0.08%. The average interest rate (FTE) earned on all interest-earning assets in 1997 increased to 8.75% from 8.53% in 1996. The interest rate spread increased from 3.99% in 1996 to 4.07% in 1997, as interest rates rose slightly on interest bearing liabilities, and on loans. Average taxable investment securities for 1997 were $49,103,000, as compared to $51,983,000 for 1996, a decrease of
$2,880,000, or 5.54%. Average tax-exempt investment securities increased $2,883,000, or 31.51%, to $12,033,000 in 1997 from $9,150,000 in 1996. The average volume of federal funds sold increased to $4,191,000 in 1997 from $3,306,000 in 1996, an increase of $885,000 or 26.77%. Average interest earning deposits with other financial institutions decreased to $102,000 in 1997, from $103,000 in 1996.

Total interest expense increased $581,000, or 11.73%, to $5,533,000 in 1997, from $4,952,000 in 1996. Of this increase, 84.85% was due to the increase in average interest bearing liabilities, and 15.14% was due to the increase in interest rates in 1997. The average rate paid on interest-bearing liabilities in 1997 was 4.68% as compared to 4.54% in 1996. Average interest-bearing liabilities increased to $118,325,000 in 1997, from $109,001,000 in 1996, an increase of $9,324,000, or 8.55%. Average savings and interest-bearing demand deposits increased $168,000 or 0.52% to $32,400,000 in 1997, from $32,232,000 in
1996. Average time deposits increased to $75,671,000 in 1997, from $69,024,000 in 1996, an increase of $6,647,000, or 9.62%. The average rate paid on time deposits increased to 5.43% in 1997 from 5.34% in 1996. The increase in time deposits during 1997 was due to the fact that the Bank expanded into new markets and sought deposits more aggressively in all markets.

                            PROVISION FOR LOAN LOSSES

The amount the provided for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate and indicative of the associated risk, as determined by management in accordance with GAAP, in the current portfolio. The provision for loan losses for the year ended December 31, 1998 was $240,000, as compared to $340,000 in 1997, a decrease of $100,000, or
29.41%. The decrease in provision is due to a determination of the decrease in the risk in the loan portfolio and maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 1998 represents 1.37% of gross loans, as compared to 1.65% at December 31, 1997. The overall allowance as of December 31, 1998 remained relatively unchanged as compared to that at December 31, 1997 for the following reasons:

         -The overall growth in the portfolio was in the commercial and real estate portions of the portfolio which have historically realized lower credit losses than the installment portfolio.

         -The Bank has implemented an improved system for evaluating the credit quality of potential borrowers.

         -The Bank has implemented an improved structure for identifying potential problem loans in a more timely manner.

         -The focus on managing problem loans has increased.

         -The improved loan delinquency rates continued in 1998.

         -The Bank has increased its familiarity with the new markets entered into in 1997 which has lead to a better understanding of the inherent credit risk associated with that portion of the loan portfolio.

While it is the Bank's policy to chargeoff loans on which a loss is considered probable, there exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Bank, management's judgment as to the appropriateness of the allowance for loan losses is necessarily approximate and imprecise. Adjustments to the allowance for loan losses may also be required by the FDIC or the Alabama Superintendent of Banks in the course of their examinations of the Bank. Accordingly, no assurances can be given that continued evaluations of the loan portfolio in light of economic conditions then prevailing, results of upcoming examinations, or other factors will not require significant changes to the allowance.

                               NONINTEREST INCOME
                               ------------------
                                       1998           1997             1996
                                   ------------   ------------    ------------
Service charges on
     deposits                      $  1,010,712        996,164         931,932
Commission - credit
     life insurance                $     46,242         68,704          55,250
Investment securities
     gains and (losses) (net)           132,828        (28,602)         34,964
Other                                   339,478        749,457         183,506
                                   ------------   ------------    ------------
     Total                         $  1,529,260   $  1,785,723       1,205,652
                                   ============   ============    ============

Total noninterest income decreased $256,463 or 14.36%, to $1,529,260 in 1998, as compared to $1,785,723 in 1997.

Service charge income increased to $1,010,712 in 1998, from $996,164 in 1997, an increase of $14,548, or 1.46%. Commissions on credit life insurance decreased $22,462, or 32.69%, to $46,242 in 1998, from $68,704 in 1997. Other income decreased to $339,478 in 1998, from $749,457 in 1997, a decrease of $409,979 or
54.70%. The increase in other income in 1997 was attributable to a $500,000 settlement the Corporation received from its insurance company. Therefore, other income by $90,021 actually increased when adjusted for the insurance settlement.

Total noninterest income increased $580,071 or 48.11%, to $1,785,723 in 1997, as compared to $1,205,652 in 1996. The primary increase in other income was due to a $500,000 insurance settlement.

Service charge income increased to $996,164 in 1997, from $931,932 in 1996, an increase of $64,232, or 6.89%. This increase is primarily due to an increase in non sufficient fund charges. Commissions on credit life insurance increased $13,454, or 24.35 %, to $68,704 in 1997, from $55,250 in 1996. Other income increased to $749,457 in 1997, from, $183,506 in 1996, an increase of $565,951, or 308.41%. The increase in the other income in 1997 was attributable to a $500,000 settlement the Corporation received from its insurance company.

                   NONINTEREST EXPENSE
                   -------------------
                           1998         1997         1996
                        ----------   ----------   ----------
Salaries and benefits   $3,405,746    3,002,501    2,679,582
Net occupancy              826,067      841,008      736,551
Other                    1,857,390    1,959,367    1,653,537

         Total          $6,089,203    5,802,876    5,069,670
                        ==========   ==========   ==========

Total noninterest expense increased $286,327, or 4.93%, to $6,089,203 in 1998, from $5,802,876 in 1997. Other expense decreased to $1,857,390 in 1998, from $1,959,367 in 1997, an decrease of $101,977, or 5.20%. The decrease is caused by a $250,000 donation to establish the United Bank Charitable Foundation, Inc., in 1997. If the expenses are adjusted for this 1997 expense other expenses show an increase of $148,023 or 8.65%, in 1998. This increase can be attributed to a new branch in Bay Minette, and the Lillian branch being open a full year. Salaries increased $403,245 or 13.43% to $3,405,746 in 1998 from $3,002,501 for 1997. A substantial portion of this increase can be attributed to the Bay Minette branch and having the Lillian branch operating for its first full year.

Income tax expense for 1998 was $687,980 as compared to $703,888 in 1997. Net earnings per share in 1998 were $3.74, as compared to a net earnings per share of $3.35 in 1997. Return on average assets for 1998 was 1.06%, as compared to 1.12% in 1997. Return on average equity was 12.76% in 1998, as compared to 12.47% in 1997.

Total noninterest expense increased $733,206, or 14.46%, to $5,802,876 in 1997, from $5,069,670 in 1996. Other expense increased to $1,959,367 in 1997, from $1,653,537 in 1996, an increase of $305,830, or 18.50%. Of this increase
$250,000 was a donation to establish the United Bank Charitable Foundation, Inc. The Bank also had additional cost to establish a new branch in Lillian, Alabama. Salaries increased $322,919 or 12.05% to $3,002,501 in 1997 from $2,679,582 for
1996. A substantial portion of this increase can be attributed to the new branch and having the Foley branch operating for its first full year.

Income tax expense for 1997 was $703,888 as compared to $632,849 in 1996. Net earnings per share in 1997 were $3.35, as compared to a net earnings per share of $2.85 in 1996. Return on average assets for 1997 was 1.12%, as compared to 1.03% in 1996. Return on average equity was 12.47% in 1997, as compared to 11.48% in 1996.

                                       LOANS AT DECEMBER 31
                                1998           1997           1996
                            ------------   ------------   ------------
Commercial, financial
     and agricultural       $ 63,792,383     51,307,365     39,560,385

Real estate
     -construction             3,212,719      1,319,684      1,398,013
Real estate
     - mortgage               21,025,234     16,178,243     14,133,902
Installment loans to
     individuals              16,594,295     18,432,583     20,091,315

                            ------------   ------------   ------------
                            $104,624,631     87,237,875     75,183,615
                            ============   ============   ============

 Total loans increased to $104,624,631 at December 31, 1998, from $87,237,875 at year end 1997, an increase of $17,386,756, or 19.93%. Commercial, financial and agricultural loans increased to $63,792,383 at year end 1998, from $51,307,365 at December 31, 1997. Most of the increase can be attributed to the Baldwin County markets, and more competitive pricing in present markets. The Bank feels the increase is in an area of the portfolio which is subject to less credit risk and the net charge offs in this portion of the portfolio has averaged only .15% over the last four years. Real Estate construction loans increased by $3,212,719 from $1,319,684 in 1997 or $1,893,035 or 143.45% in 1998. The increase in these loans is related to lower interest rates and more marketing in the real estate loan area. Real Estate mortgage loans increased in 1998 by $4,846,991 or 29.96% to $21,025,234 from $16,178,243 in 1997. This growth in these areas is also in a category of the portfolio that has less credit risk. The average annual net charge off of these types of loans in the past four years was .02% Installment loans to individuals decreased to $16,594,295 at December 31, 1998, from $18,432,583 at year end 1997, a decrease of $1,838,288, or 11.08%. The ratio of loans to deposits on December 31, 1998, was 68.46%, as compared to 64.49% in 1997. The individual portfolio continues to shrink and continues to be the riskier portion of the portfolio for net charge offs, averaging .66% over the last four years.

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

As of December 31, 1998, the Corporation's liquidity was adequate. The corporation relies primarily on the Bank for its liquidity needs. In addition to $645,000 in federal funds sold, the balance of the Bank's cash and due from banks was

$8,385,901. At December 31, 1998 the loan to deposit ratio was 68.46%. While the Bank sees no immediate liquidity problems, it is planning for potential liquidity demands that may result from customer response to year 2000 publicity. The Bank has increased credit lines and has contacted vendors who supply the Bank with cash. The Bank is also training its personnel to deal with customers who insist on withdrawing money from the Bank. If liquidity does become a problem, the Bank has a federal funds line of credit that totals $10,500,000 and a credit availability from the Federal Home Loan Bank of $12,552,644. The Corporation's bank subsidiary has an Asset and Liability Committee which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities produced $22,505,073 in cash in 1998, with the majority of this coming from a net increase in deposits. The investing activities of the Corporation used $26,700,221 of the cash flows of the Bank. Of this use of cash, $18,001,787 was the net outflow into the loan portfolio. Investments maturing and proceeds from sales were used to fund these additional loans. Operations provided $2,051,019 in cash flows for the year ended December 31, 1998.

                                             INTEREST RATE SENSITIVITY
                                        Interest Rate Sensitivity Analysis
                                               Year Ended December 31
                                                       1998
                                        Three         Three
                                        Months        To Six      Six Months      1 to 5      5 Years
                                       Or Less        Months      to One Year     Years       Or After      Total
                                      ----------    ----------    -----------   ----------   ----------   ----------
Earning Assets:
Loans, net of unearned
    income                            $   13,967        12,944         6,169        45,550       25,888      104,518
Taxable securities AFS                     2,013           250         1,609        11,096       30,674       45,642
Tax exempt securities AF                     345             0             0         1,286        6,459        8,090
Taxable securities HTM                         0             0             0           253        5,703        5,956
Tax exempt securities HTM                      0             0           200         1,476        9,413       11,089
Federal Funds Sold                           645             0             0             0            0          645
Interest bearing deposits
    with other banks                           0             0             0             0            0            0

                                      ----------    ----------    ----------    ----------   ----------   ----------
TOTAL Interest Earning Assets         $   16,970        13,194         7,978        59,661       78,137      175,940
                                      ==========    ==========    ==========    ==========   ==========   ==========
Interest Bearing Liabilities
Demand Deposits                       $        0             0             0             0       30,565       30,565
Savings Deposits                               0             0             0             0       15,741       15,741
Certificates of Deposit less
    than $100,000                         17,090        14,328        14,310         9,906            0       55,634
Certificates of Deposit
    greater than $100,000                  6,619         4,736         7,958         4,621            0       23,934
Federal Funds Purchased and
    securities sold under
    agreement to repurchase               11,810             0             0             0            0       11,810
Other Short Term Borrowings                   49             0             0             0            0           49
Federal Home Loan Bank Borrowing               0             0             0         4,000        2,447        6,447
                                      ----------    ----------    ----------    ----------   ----------   ----------
TOTAL Interest Bearing Source         $   35,587        19,063        22,268        18,527       48,753      144,180
                                      ==========    ==========    ==========    ==========   ==========   ==========
    Liabilities
Non Interest Bearing Source                    0             0             0             0       26,953       26,953
    of Funds
                                      ----------    ----------    ----------    ----------   ----------   ----------
Interest Sensitivity Gap                 (18,598)       (5,870)      (14,290)       41,134        2,431        4,807
Cumulative Gap                           (18,598)      (24,468)      (38,758)        2,376        4,807

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Corporation's performance. Therefore, interest rate shock scenarios are performed. See Item 7A.

                                Year 2000 Issues

The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage Year 2000 challenges. As a result, the Bank formed its Year 2000 committee in May of 1997. The board of directors has established Year 2000 compliance as a strategic initiative. The Bank has also established an ongoing action plan designed to ensure that its operational and financial systems will not be adversely effected by software failures due to processing errors resulting from the Year 2000 issues. The status of the Bank's initiative as of December 31, 1998 is as follows:

        PROBLEM AWARENESS-The Bank is aware of the problems that could potentially arise from Year 2000 problems and has analyzed internal systems (Information Technology and non-Information Technology) as well as services provided by third parties. The Bank will maintain initiatives focusing on customer awareness throughout 1999.

         ASSESSMENT PHASE-The Bank has identified all mission critical applications and determined the respective system which were not Year 2000 compliant. The Bank's third party service providers have been contacted to determine their Year 2000 status.

         RENOVATION PHASE-As of December 31, 1998, the renovation of all mission critical systems, other than the Bank's third party servicer all were essentially complete. The Bank's third party servicer, is expected to complete its renovation phase in March 1999.

         VALIDATION-Initial testing of mission critical systems, including the Bank's third party servicer, is expected to be completed in the first quarter of 1999.

         IMPLEMENTATION-Replacement of non-compliant mission critical systems is essentially complete. Results from additional tests, which are scheduled for early 1999, will be thoroughly reviewed and remedial actions, if necessary, will be taken.

 As of December 31, 1998, the Bank has incurred approximately $1,200 in conjunction with its Year 2000 efforts. Additional expenditures are expected to approximate $38,000. The Bank's internal costs associated with the Year 2000 have not been separately identified. The Bank has established contengency plan with third party servicer whereby the Bank has access to a separately maintained site, which is also being tested for Year 2000 issues.

                                CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 1998 was 8.38% as compared to 8.98% in 1997. Total stockholders equity on December 31, 1998 was $16,047,975, an increase of $1,420,916, or 9.71%, from $14,627,059 at year end 1997. The Corporation's net operating profit during 1998, less dividends of $568,023 declared to stockholders, plus comprehensive income of $56,120, accounted for this increase. The Corporation's bank subsidiary, United Bank, had risk based capital of $16,557,000, or 14.85%, at December 31, 1998, well above the minimum risk based capital requirement of $8,917,000 or 8.0%. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future, but the continued growth into new markets may require the Bank to access external funding sources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risk, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Interest rate risk could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the Bank's normal course of business activities.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of December 31, 1998. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                                                         CHANGE IN               CHANGE IN
           CHANGE IN                            MARKET                     MARKET                  MARKET
         INTEREST RATES                         VALUE                      VALUE                   VALUE
         (BASIS POINTS)                         EQUITY                     EQUITY                 EQUITY(%)

               400                             12,147.5                     (6,217)                 (33.9)
               300                             13,583.4                    4,780.9                  (26.0)
               200                             15,091.0                    3,273.2                  (17.8)
               100                             16,680.6                    1,683.6                   (9.2)
                 0                             18,364.2                        0                        0
              (100)                            20,156.8                    1,797.5                    9.8
              (200)                            22,076.0                    3,711.8                   20.2
              (300)                            24,143.9                    5,779.7                   31.5
              (400)                            26,387.0                    8,022.7                   43.7

The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 are included in the following pages shown in the index below.


         Index to Financial Statements                                          Page(s)

         Independent Auditors' Report                                             F1

         Consolidated Balance Sheets as of December 31,
                  1998 and 1997                                                   F2

         Consolidated Statements of Operations for
                  the years ended December 31, 1998, 1997,
                  and 1996                                                        F4

         Consolidated Statements of Stockholders'
                  Equity and Other Comprehensive Income for
                  the years ended December 31, 1998, 1997,
                  and 1996                                                        F5

         Consolidated Statements of Cash Flows for
                  the years ended December 31, 1998, 1997,
                  and 1996                                                        F6

         Notes to Consolidated Financial
                  Statements - December 31, 1998, 1997,
                  and 1996                                                        F9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name of each nominee and each director of the Corporation continuing in office after the Meeting, a description of his position and offices, if any, with the Corporation and its subsidiaries, a brief description of his principal occupation during at least the last five years, and certain other information, including his age. Each such director and each nominee is a director of United Bank.

                                     DIRECTOR         DATE OF TERM AS        PRINCIPAL OCCUPATION
NAME AND AGE                          SINCE           DIRECTOR EXPIRES       DURING PAST FIVE YEARS
------------                         --------         ----------------       ----------------------
L. Walter Crim (53)                    1997            May 2000              Owner, Central Farm
                                                                             Supply.

H. Leon Esneul (63)                    1993            May 2000              Chairman of the Board
                                                                             of the Corporation;
                                                                             pecan grower; managing
                                                                             partner of the Doris
                                                                             Company

William C. Grissett (50)               1998            May 2001              Vice President, Tiger
                                                                             Sunbelt Industries, Inc.
                                                                             since 1998; President,
                                                                             Sunbelt Chemicals, Inc.,
                                                                             1983-1998

Robert R. Jones, III (47)              1992            May 1999*             President of the Corporation
                                                                             since May, 1993;
                                                                             President and Chief
                                                                             Executive Officer of
                                                                             United Bank since July,
                                                                             1992.

William J. Justice (59)                1991            May 2000              Vice Chairman of the
                                                                             Board of the
                                                                             Corporation; Vice
                                                                             Chairman of the Board of
                                                                             United Bank; Pharmacist,
                                                                             President and Chief
                                                                             Executive Officer,
                                                                             Greenlawn Pharmacy.

Bobby W. Sawyer (45)                   1993            May 1999*             President, Hammer, Inc.,
                                                                             Construction company.

David D. Swift (48)                    1995            May 2001              Chairman of the Board of
                                                                             United Bank; Secretary,
                                                                             Swift Lumber, Inc.;
                                                                             Secretary, Swift Supply,
                                                                             Inc.; Partner, Palustris
                                                                             Products, Ltd.

* nominee for election for a term expiring at the 2002 Annual Meeting of Stockholders

         United Bank is a wholly-owned subsidiary of the Corporation. None of the other entities listed under the column "Principal Occupation During Past Five Years" above is affiliated with the Corporation

         Each director of the Corporation continuing in the office after the Meeting attended at least 75% of the meetings of the Corporation's Board of Directors and its committees held during 1998 while he served as a director, with the exception of William C. Grissett who attended 71% of the meetings and Bobby W. Sawyer who attended 63% of the meetings. The Corporation's Board of Directors held eight meetings in 1998

         The Corporation's Board of Directors does not have standing audit, nominating, or compensation committees, or committees performing similar functions. However, the Corporation's Bylaws do authorize the Board of Directors to designate such committees. In connection with the adoption of the United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the "Plan"), the Board designated Messrs. Esnuel, Justice, Sawyer and swift to serve on the Stock Option Committee of the Board, which committee acts as the Administrator of the Plan. The Stock Option Committee met once in 1998.

         No fees are paid to directors of the Corporation for their services as such. Since all of the Corporation's directors also serve as directors of United Bank, they are primarily compensated for their services to United Bank. See "Executive Compensation" below for information regarding compensation paid to executive officers of the Corporation.

         During 1998 all current directors of the Corporation also served as directors of United Bank. Each director of United Bank received a standard fee for such service of $3,500 ($4,700 for United Bank Board Chairman David D. Swift); $100 for each Joint Loan Committee meeting attended; and $50 for each additional committee meeting attended, with a maximum of $50 per day for additional meetings. In 1998, United Bank's Board of Directors held a total of 15 meetings: 12 monthly and three special.

                               EXECUTIVE OFFICERS

         The following table lists the executive officers of the Corporation and the respective positions held by them in the Corporation. Each is a director of the Corporation, except for Mitchell D. Staples, and information regarding their other business experience during the past five years and certain other information is set forth above. Mr. Staples, age 37, has been the Controller and Cashier of United Bank from October 1992 to present.

                  NAME                           POSITION
                  ----                           --------
                  Robert R. Jones, III           President

                  H. Leon Esneul                 Chairman of the Board

                  William J. Justice             Vice Chairman of the Board

                  David D. Swift                 Secretary

                  Mitchell D. Staples            Treasurer

         The executive officers of the Corporation are elected annually at the organizational meeting of the Board of Directors, which follows the annual meeting of stockholders, to serve until the organizational meeting in the subsequent year. Except as described under Agreement with Mr. Jones below, there are no known arrangements or understandings between any executive officers and any other person pursuant to which any of the above-named persons was selected as an officer.

ITEM 11. EXECUTIVE COMPENSATION


Officers of the Corporation, and directors who also serve as directors or officers of United Bank, are remunerated by United Bank. The following Summary Compensation Table sets forth certain information concerning compensation to Robert R. Jones, III, the only executive officer of the Corporation who received total annual salary and bonus for 1998 exceeding $100,000.

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------
                                                                                               LONG TERM
                                                                                             COMPENSATION
                                             ANNUAL COMPENSATION                                 AWARDS
                                             -------------------                                 ------
                                                                                                          ALL
                                                                                       SECURITIES        OTHER
                                                       SALARY         BONUS            UNDERLYING        COMPEN-
                                             YEAR       ($)            ($)             OPTIONS (#)     SATION ($)
                                             ----      ------         -----            -----------     -----------

Robert R. Jones, III                        1998       138,000        20,033           12,240(1)         20,823(2)
President of the Corporation                1997       118,500        20,289                             19,749(2)
President of the Bank                       1996       110,250        23,654                             19,986(2)

(1) Subject to stockholder approval of United Bancorporation Inc. Stock Option Plan.

(2) Includes $7,638 contributed on behalf of Mr. Jones as a supplemental benefit pursuant to an Executive Compensation Agreement in each of 1998, 1997 and 1996; $456 premium reimbursed by United Bank on a long-term disability insurance policy for Mr. Jones in each of 1998, 1997 and 1996; $1,000, $958 and $1,345 contributed by United Bank for the account of Mr. Jones pursuant to United Bank's 401(k) Employee Incentive Savings Plan (the "401(k) Plan") in 1998, 1997 and 1996, respectively; $5,950, $5,500 and $5,350 in fees for attendance at meetings of United Bank's Board of Directors in 1998, 1997 and 1996, respectively; and $5,779, $5,197 and $5,197 in profit-sharing payments made in 1998, 1997 and 1996 for services in 1997, 1996 and 1995.

         Agreements with Mr. Jones. Following discussions in the latter part of 1997, the Bank entered into an Employment Agreement with Mr. Jones dated as of January 1, 1998 (the "Agreement"). Pursuant to the Employment Agreement, Mr. Jones has agreed to provide full-time professional services to the Bank in the capacity of President and CEO of the Bank, to the exclusion of other businesses or activities. The Employment Agreement is for an initial term from January 1, 1998 through December 31, 2001, and unless terminated will automatically renew on January 1 of each year for a three-year term. The Employment Agreement provides for a specified annual salary, together with performance-based cash incentive compensation ("Bonus") determined by the Board of the Company at the time of its Annual Review of Mr. Jones' performance. The initial Bonus under the Employment Agreement is calculated as a percentage of Mr. Jones' salary, ranging from zero to 45%, based on attainment of certain net income levels by the Bank. Salary and Bonus paid to Mr. Jones for 1998 are reflected on the Summary Compensation Table above. The Employment Agreement specifies that Bonus awards are intended to eventually be governed by an Executive Incentive Compensation Plan applicable to certain officers of the Bank generally, as well as to the President and CEO of the Bank. The Employment Agreement also provides for Mr. Jones to receive long-term incentive at the discretion of the Board; benefits provided to employees of the Bank generally; supplemental retirement benefits already agreed upon by the Bank and Mr. Jones; reimbursement of reasonable and customary business expenses incurred by him in connection with the performance of his duties; payment or reimbursement of certain fees for professional and other organizations in the Bank's market area; an automobile allowance; and vacation time.

         The Agreement also provides generally that in the event of Mr. Jones' death, the Bank will pay to his estate one quarter of his then-current annual salary plus a prorata portion of the Bonus otherwise payable to him; that in the event of his disability, the Bank will pay his salary and a prorata portion of Bonus until the earlier of twelve months after the date of disability or such time as disability benefits commence under a Bank-provided disability insurance policy; and that the Bank will pay Mr. Jones an amount equal to monthly salary, benefits and prorata Bonus for twelve months after termination of his employment if such termination is not for cause or a result of material change in Mr. Jones' duties and responsibilities.

         Under the Agreement, Mr. Jones has agreed that during the term of his employment and for two years thereafter, he will not engage in any business similar of that of the Bank or any of its affiliates or solicit any employee of the Bank or any of its affiliates to leave their employment with the Bank (the "Noncompetition Agreements"). The Agreement also provides generally that, if a change of control of the Bank occurs and within 36 months thereafter his employment by the Bank is terminated, the Bank will pay him a severance payment equal to two times the greater of the total cash compensation paid to him for the fiscal year most recently completed before the termination or his annual salary at the time of termination, and that in such event, the Noncompetition Agreements would no longer apply.

         The Bank and the Corporation entered into a Supplemental Agreement with Mr. Jones dated as of March 9, 1999. In the Supplemental Agreement, the Corporation and the Bank have agreed that, subject to his continued employment by the Bank at such times, in each year beginning in 1999 and ending in 2002, the Corporation will grant an incentive stock options covering 2,040 shares of stock to Mr. Jones, exercisable at the then-current fair market value of Class A Stock, with each such ISO being exercisable in five equal installments, the first of which will be vested on the date of the grant. The Supplemental Agreement provides that the ISOs provided for thereunder will be granted immediately in the event of a Change of Control as defined in the Employment Agreement.


         The Board of Directors of the Corporation has adopted the United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the "Plan") to provide long-term incentive compensation to key executives and employees of the Corporation. The following table and notes provide information on option grants made under the Plan in 1998 to Mr. Jones, the only executive officer named in the Summary Compensation Table above. The grants are subject to the approval of the Plan by the stockholders of the Corporation.

                              OPTIONS GRANTS IN LAST FISCAL YEAR

                      Individual Grants                    Grant Date   Value(1)
                ------------------------------           -------------------------
                        % of Total

                Number of Options
                Securities Granted to Exercise or              Grant Date
                Underlying Employees Base Price Expiration      Present

Name                      Options       in Fiscal       Per Share        Date       Value
                          ---------     ---------       ---------     ----------   ----------
Robert R. Jones, III      10,200(2)        83.3%         $  32.00     12/22/2008   $  156,014
Robert R. Jones, III       2,040(3)        16.7%         $  45.00     12/22/2008   $   18,559

(1) The Corporation has used the Black-Scholes Option Valuation model adjusted for dividends to determine grant date present value of the options. The Corporation does not advocate or necessarily agree that the Black-Scholes model properly reflects the value of an option. The assumptions used in calculating the option value are as follows: a risk-free interest rate of 5.16%, the rate applicable to a ten-year treasury security at the time of the award; a dividend yield of 2.67%, the yield at the time the option award was made; volatility of 12%, calculated using daily stock returns for the twelve month period preceding the option award; a stock price at date of grant of $45.00; and a ten-year stock option term. No adjustments were made for forfeitures or vesting restrictions on exercise.

(2) Options are exercisable in an initial 40% increment at the date of grant and in cumulative 20% increments at the end of each of the three years following the date of grant, subject to the condition that no option may be exercised later than ten years after the date of the grant, and further subject to stockholder approval of the Plan.

(3) Options were granted with an exercise price equal to market value on the date of the grant and are exercisable in an initial 20% increment at the date of grant and in cumulative 20% increments at the end of each of the four years following the date of grant, subject to the condition that no option may be exercised later than ten years after the date of the grant, and further subject to stockholder approval of the Plan.


         The following table and notes provide information on the value at December 31, 1998 of unexercised options held by Mr. Jones, the only executive officer named in the Summary Compensation Table above.

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR(1)
                     AND 1998 FISCAL YEAR-END OPTION VALUES

                                       Number or Securities                           Value of Unexercised
                                       Underlying Unexercised                         in-the-Money Options
Name and Position                      Options at 12/31/98                            at 12/31/98 ($(2)
-----------------                      ----------------------                         --------------------
                               Exercisable(3)   Unexercisable   Exercisable(3)
                               Unexercisable
                               --------------   -------------   --------------
Robert R. Jones, III                4488             7752           $58,344                  $100,776

(1)      No options were exercised during the 1998 fiscal year.

(2) The ultimate realization of value on the exercise of such options is dependent upon the market price of Common Stock at the time of exercise. Calculations are based on the $45.00 price of the last sale of Class A Stock reported to the Corporation during the fiscal year.

(3) All options granted in 1998 are subject to stockholder approval of the Plan.
         Compensation Committee Interlocks and Insider Participation

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

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of March 31, 1999, the number of shares of the Corporation's Class A Stock held by each person who owns of record or, to the knowledge of the Corporation, may be deemed to own beneficially, more than 5% of the outstanding shares of such Stock.

NAME AND ADDRESS                   AMOUNT AND NATURE OF            PERCENT
OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP            OF CLASS
-------------------                --------------------            --------
Kent D. Sherrill                         26,033(1)                   5.04%
7861 Arthur Brown Road
Walnut Hill, FL  32568

Patricia H. Swift                        26,025(2)                   5.04%
P.O. Box 345
Monroeville, AL  34640

---------------------

(1) Includes 400 shares owned by his wife; 2,286 shares owned jointly by his wife and their children; and 17,465 shares owned by other family members over which Mr. Sherrill has voting and disposition power.

(2) Includes 20,000 shares in the name of the Claude Smithson Swift Family Trust dated 09/12/86, of which Mrs. Swift is the trustee.

         The table below sets forth, as of March 31, 1999, the number of shares of Class A Stock beneficially owned by each director and by all executive officers and directors as a group.

                                                                           PERCENTAGE
                                   AMOUNT AND NATURE OF                    OF OUTSTANDING
      NAME                         BENEFICIAL OWNERSHIP                    CLASS A STOCK
      ----                         --------------------                    -------------
      L. Walter Crim                      1,357(1)                              *

      H. Leon Esneul                     13,614(2)                              2.64%

      William C. Grissett                 3,245(3)                              *

      Robert R. Jones, III                3,600(4)                              *

      William J. Justice                  5,805(5)                              1.12%

      Bobby W. Sawyer                     3,745(6)                              1.39%

      David D. Swift                      7,188(7)                              1.39%

      All executive officers             38,544(1)(2)(3)(4)                     7.47%
      and directors as a                       (5)(6)(7)(8)
      group (8 persons)

--------------------
*     less than 1%

(1) Includes 318 shares owned jointly with his children. Does not include 400 shares subject to options which will become exercisable within 60 days if stockholders of the Corporation approve the Plan.

(2) Includes 300 shares owned by The Doris Company; and 5,000 shares owned by his wife, as to which shares Mr. Esneul disclaims beneficial ownership. Does not include 400 shares subject to options which will become exercisable within 60 days if stockholders of the Corporation approve the Plan.

(3) Owned jointly with his wife. Does not include 400 shares subject to options which will become exercisable within 60 days if stockholders of the Corporation approve the Plan.

(4) Includes 2,070 shares owned jointly with his wife; 70 shares owned jointly with his son; 829 shares owned by United Bank as an Individual Retirement Account; 561 shares owned by United Bank as an Individual Retirement Account for his wife; and 70 shares owned jointly by his wife and his daughter. Does not include 4,488 shares subject to options which will be exercisable within 60 days if stockholders of the Corporation approve the Plan.

(5) Includes 3,534 shares owned jointly with his wife; 1,098 shares owned by his wife, as to which shares Mr. Justice disclaims beneficial ownership; and 107 shares owned by Mr. Justice for his granddaughter. Does not include 400 shares subject to options which will become exercisable within 60 days if stockholders of the Corporation approve the Plan.

(6) Includes 3,650 shares owned jointly with his wife; and 95 shares owned jointly by his wife and his children. Does not include 400 shares subject to options which will become exercisable within 60 days if stockholders of the Corporation approve the Plan.

(7) Includes 688 shares owned by his wife, as to which shares Mr. Swift disclaims beneficial ownership. Does not include 400 shares subject to options which will become exercisable within 60 days if stockholders of the Corporation approve the Plan.

(8) Does not include 6,888 shares subject to options which will be exercisable within 60 days if stockholders of the Corporation approve the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Some Corporation and United Bank directors, officers, and principal stockholders, and their associates and immediate families were customers of, or had transactions with, subsidiaries of the Corporation in the ordinary course of business during 1998. In addition, some Corporation and United Bank directors are directors, officers, trustees, or principal security holders of corporations or other organizations that were customers of, or had transactions with, the Corporation or its subsidiaries in the ordinary course of business during 1998. All outstanding loans and other transactions with the Corporation's, and its subsidiary's, directors, officers, and principal stockholders, and their associates and immediate families, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and when made did not involve more than the normal risk of collectibility or present other unfavorable features. In addition to banking and financial transactions, the Corporation and its subsidiaries may have had additional transactions with, or may have used products or services of, various organizations of which directors of the Corporation or its subsidiaries are directors, officers, or principal stockholders. Such transactions were on terms comparable to those which would have been recorded with unaffiliated parties, and the amounts involved in such noncredit transactions have in no case been material in relation to the business of the Corporation and its subsidiaries or to such other organizations.

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

   10.1 Form of Employment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).*

   10.2  Supplemental Agreement between United Bank, the Registrant and Robert
         R. Jones III*.

     21  Subsidiary of the Registrant.

     27  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED BANCORPORATION OF ALABAMA, INC.
                                (Registrant)

                                BY: /s/ Robert R. Jones, III
                                    -------------------------------------
                                       Robert R. Jones, III
                                    President and Chief Executive Officer
                                    March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                       CAPACITY IN WHICH SIGNED              DATE

/s/ Robert R. Jones, III         President, Chief                 March 30, 1999
-------------------------
   Robert R. Jones, III          Executive Officer, and
                                 Director


/s/ Mitchell D. Staples          Treasurer                        March 30, 1999
-------------------------
    Mitchell D. Staples          (principal financial and
                                 principal accounting
                                 officer)

/s/ H. Leon Esneul               Director                         March 30, 1999
-------------------------
    H. Leon Esneul


/s/ David D. Swift               Director                         March 30, 1999
-------------------------
    David D. Swift


/s/ William J. Justice           Director                         March 30, 1999
-------------------------
   William J. Justice


/s/ Bobby W. Sawyer              Director                         March 30, 1999
-------------------------
    Bobby W. Sawyer

/s/ William C. Grissett         Director                          March 30, 1999
-------------------------
    William C. Grissett

/s/ L. Walter Crim              Director                          March 30, 1999
-------------------------
    L. Walter Crim

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

The annual report to shareholders covering the registrant's last fiscal year and the proxy statement, form of proxy and other proxy soliciting material with respect to the registrant's 1999 annual meeting of shareholders are to be furnished to shareholders subsequent to the filing of this Annual Report on Form 10-K. Four copies of such report and proxy material will be furnished to the Commission when sent to security holders.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP


Birmingham, Alabama
February 19, 1999

                UNITED BANCORPORATION OF ALABAMA, INC.
                            AND SUBSIDIARY
                     Consolidated Balance Sheets
                      December 31, 1998 and 1997


                        ASSETS                                          1998           1997
                                                                    ------------   ------------
Cash and due from banks (note 2)                                    $  8,385,901      8,465,030
Federal funds sold                                                       645,000      2,710,000
                                                                    ------------   ------------
         Cash and cash equivalents                                     9,030,901     11,175,030
Interest-earning deposits with other financial institutions                 --          100,920
Investment securities available for sale (note 3)                     54,210,192     38,649,802
Investment securities held to maturity (fair value
    of $17,375,946 and $25,077,650 at December 31,
    1998 and 1997, respectively) (note 3)                             17,045,566     24,914,930
Loans (notes 4 and 6)                                                104,624,631     87,237,875
Less:    Unearned income                                                 106,471        466,859
         Allowance for loan losses                                     1,428,492      1,443,135
                                                                    ------------   ------------
         Net loans                                                   103,089,668     85,327,881
Premises and equipment, net (note 5)                                   2,894,882      2,060,477
Interest receivable                                                    2,224,442      1,831,947
Other assets                                                             697,590        484,085









                                                                    ------------   ------------
         Total assets                                               $189,193,241    164,545,072
                                                                    ============   ============










                                       2                             (Continued)

               UNITED BANCORPORATION OF ALABAMA, INC.
                           AND SUBSIDIARY
                    Consolidated Balance Sheets
                     December 31, 1998 and 1997


                LIABILITIES AND STOCKHOLDERS' EQUITY               1998           1997
                                                               ------------   ------------
Deposits (note 7):                                             $
    Noninterest bearing                                          26,953,055     21,669,112
    Interest bearing                                            125,873,484    113,612,701
                                                               ------------   ------------
         Total deposits                                         152,826,539    135,281,813
Securities sold under agreements to repurchase (note 8)          11,810,188      8,972,154
Advances from Federal Home Loan Bank (note 6)                     6,447,356      2,729,885
Treasury, tax and loan account                                       49,269      1,076,404
Accrued expenses and other liabilities                            2,011,914      1,857,757
                                                               ------------   ------------
         Total liabilities                                      173,145,266    149,918,013
Stockholders' equity (notes 12 and 17):
    Class A common stock of $.01 par value
       Authorized 975,000 shares; 548,160 shares
       issued and outstanding                                         5,482          5,482
    Class B common stock of $.01 par value
       Authorized 250,000 shares; no shares
       issued and outstanding                                          --             --
    Preferred stock of $.01 par value
       Authorized 250,000 shares; no shares
       issued and outstanding                                          --             --
    Surplus                                                       3,476,518      3,476,518
    Retained earnings                                            12,746,688     11,381,892
    Accumulated other comprehensive income
       net of deferred taxes of $189,869 and
       $152,506 in 1998 and 1997, respectively                      284,877        228,757
                                                               ------------   ------------
                                                                 16,513,565     15,092,649
    Less 31,775 treasury shares at cost                             465,590        465,590
                                                               ------------   ------------
         Total stockholders' equity                              16,047,975     14,627,059
Commitments and contingencies (notes 14 and 15)
         Total liabilities and stockholders' equity            $189,193,241    164,545,072
                                                               ============   ============


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997, and 1996


                                                                        1998          1997           1996
                                                                    -----------   -----------    -----------

Interest income:

    Interest and fees on loans                                      $ 9,468,119     8,339,955      7,147,823
    Interest on investment securities:
        Taxable                                                       3,526,707     3,102,931      3,255,448
        Nontaxable                                                      844,053       637,223        492,920
                                                                    -----------   -----------    -----------
          Total interest on investment securities                     4,370,760     3,740,154      3,748,368
                                                                    -----------   -----------    -----------
    Other interest income                                               278,459       243,149        196,972
                                                                    -----------   -----------    -----------
          Total interest income                                      14,117,338    12,323,258     11,093,163
                                                                    -----------   -----------    -----------
Interest expense:
    Interest on deposits (note 7)                                     5,927,380     5,011,540      4,581,252
    Interest on other borrowed funds                                    769,216       521,118        371,017
                                                                    -----------   -----------    -----------
          Total interest expense                                      6,696,596     5,532,658      4,952,269
                                                                    -----------   -----------    -----------
          Net interest income                                         7,420,742     6,790,600      6,140,894
Provision for loan losses (note 4)                                      240,000       340,000        171,000
                                                                    -----------   -----------    -----------
          Net interest income after provision for loan losses         7,180,742     6,450,600      5,969,894
Noninterest income:
    Service charges on deposits                                       1,010,712       996,164        931,932
    Commissions on credit life insurance                                 46,242        68,704         55,250
    Investment securities gains (losses), net (note 3)                  132,828       (28,602)        34,964
    Other (note 16)                                                     339,478       749,457        183,506
                                                                    -----------   -----------    -----------
          Total noninterest income                                    1,529,260     1,785,723      1,205,652
                                                                    -----------   -----------    -----------
Noninterest expense:
    Salaries and benefits (note 10)                                   3,405,746     3,002,501      2,679,582
    Net occupancy expense                                               826,067       841,008        736,551
    Other (note 16)                                                   1,857,390     1,959,367      1,653,537
                                                                    -----------   -----------    -----------
          Total noninterest expense                                   6,089,203     5,802,876      5,069,670
                                                                    -----------   -----------    -----------
          Earnings before income taxes                                2,620,799     2,433,447      2,105,876
Income tax expense (note 9)                                             687,980       703,888        632,849
                                                                    -----------   -----------    -----------
          Net earnings                                              $ 1,932,819     1,729,559      1,473,027
                                                                    ===========   ===========    ===========
Basic and diluted earnings per share                                $      3.74          3.35           2.85
                                                                    ===========   ===========    ===========
Weighted average shares outstanding                                     516,385       516,385        516,385
                                                                    ===========   ===========    ===========



See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

 Consolidated Statements of Stockholders' Equity and Other Comprehensive Income

                  Years ended December 31, 1998, 1997 and 1996

                                                                                                               ACCUMULATED
                                                                                                                   OTHER
                                                                   COMMON                         RETAINED     COMPREHENSIVE
                                                  SHARES           STOCK          SURPLUS         EARNINGS        INCOME
                                               ------------    ------------    ------------    ------------   ------------
Balance December 31, 1995                            548,160   $      5,482       3,476,518       9,263,715         117,413
 Net earnings 1996                                      --             --              --         1,473,027            --
 Unrealized change in investment
  securities, net of tax                                --             --              --              --           (91,130)
 Comprehensive income

 Cash dividends declared ($1.00 per share)              --             --              --          (516,386)           --
                                               -------------   ------------    ------------    ------------    ------------
Balance December 31, 1996                            548,160          5,482       3,476,518      10,220,356          26,283
 Net earnings 1997                                      --             --              --         1,729,559            --
 Unrealized change in investment
  securities, net of tax                                --             --              --              --           202,474

 Comprehensive income

 Cash dividends declared ($1.10 per share)              --             --              --          (568,023)           --
                                               -------------   ------------    ------------    ------------    ------------
Balance December 31, 1997                            548,160          5,482       3,476,518      11,381,892        228,757
 Net earnings                                           --             --              --         1,932,819            --
 Unrealized change in investment
  securities, net of tax                                --             --              --              --            56,120

 Comprehensive income

 Cash dividends declared ($1.10 per share)              --             --              --          (568,023)           --
                                               -------------   ------------    ------------    ------------    ------------
Balance December 31, 1998                            548,160   $      5,482       3,476,518      12,746,688         284,877
                                               =============   ============    ============    ============    ============

                                                                    TOTAL
                                                   TREASURY     STOCKHOLDERS'    COMPREHENSIVE
                                                    STOCK          EQUITY          INCOME
                                                ------------    ------------    ------------
Balance December 31, 1995                           (465,590)     12,397,539
 Net earnings 1996                                      --         1,473,027       1,473,027
 Unrealized change in investment
  securities, net of tax                                --           (91,130)        (91,130)
 Comprehensive income                                                              1,381,897
                                                                                ============
 Cash dividends declared ($1.00 per share)              --          (516,386)
                                                ------------    ------------
Balance December 31, 1996                           (465,590)     13,263,049
 Net earnings 1997                                      --         1,729,559       1,729,559
 Unrealized change in investment
  securities, net of tax                                --           202,474         202,474
                                                                                ------------
 Comprehensive income                                                              1,932,033
                                                                                ============
 Cash dividends declared ($1.10 per share)              --          (568,023)
                                                ------------    ------------
Balance December 31, 1997                           (465,590)     14,627,059
 Net earnings                                           --         1,932,819       1,932,919
 Unrealized change in investment
  securities, net of tax                                --            56,120          56,120
                                                                                ------------
 Comprehensive income                                                              1,988,939
                                                                                ============
 Cash dividends declared ($1.10 per share)              --          (568,023)
                                                ------------    ------------
Balance December 31, 1998                           (465,590)     16,047,975
                                                ============    ============



          See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                              1998            1997                       1996
                                                          ------------    ------------               ------------
Cash flows from operating activities:
 Net earnings                                             $  1,932,819       1,729,559                  1,473,027
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Provision for loan losses                                  240,000         340,000                    171,000
    Depreciation of premises and equipment                     258,346         285,625                    268,857
    Net amortization of premium
     on investment securities                                  281,890         125,554                    140,533
    Losses (gains) on sales of investment
     securities available for sale, net                       (132,828)         28,602                    (34,964)
    Deferred income tax (benefit) expense                      (63,278)       (164,875)                    69,790
    Losses on disposal of premises and equipment, net             --               727                       --
    Gains on sale of other real estate, net                     (2,500)           --                      (57,193)
    Decrease (increase) in interest receivable                (392,495)       (235,979)                   107,063
    Decrease (increase) in other assets                       (225,092)        232,753                   (325,946)
    Decrease in accrued expenses
     and other liabilities                                     154,157         289,534                     45,111
                                                          ------------    ------------               ------------
      Net cash provided by operating activities              2,051,019       2,631,500                  1,857,278
                                                          ------------    ------------               ------------
Cash flows from investing activities:
 Net decrease in interest-earning deposits
  in other financial institutions                              100,920           1,628                      1,349
 Proceeds from maturities calls, and principal
  repayments of investment securities held to maturity      10,287,052       1,926,827                  6,616,973
 Proceeds from sales of investment securities
  held to maturity                                              19,975            --                         --
 Purchases of investment securities held to maturity        (2,500,304)     (4,122,790)                (7,663,821)
 Proceeds from maturities, calls, and principal
  repayments of investment securities available for sale    30,269,450       4,860,170                  6,166,424
 Proceeds from sales of investment
  securities available for sale                              6,731,529       4,494,206                  1,350,757
 Purchases of investment securities available for sale     (52,554,305)    (11,460,810)                (5,592,865)
 Net increase in loans                                     (18,001,787)    (12,720,148)               (10,620,487)
 Purchases of premises and equipment                        (1,092,751)       (334,602)                  (613,949)
 Proceeds from sales of other real estate                       40,000          64,500                    136,265
                                                          ------------    ------------               ------------
      Net cash used in investing activities                (26,700,221)    (17,291,019)               (10,219,354)
                                                          ------------    ------------               ------------

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                   1998            1997             1996
                                                               ------------    ------------    ------------
Cash flows from financing activities:
    Net increase in deposits                                   $ 17,544,726      12,206,245       5,332,696
    Net increase (decrease) in securities sold under
      agreements to repurchase                                    2,838,034       2,217,255      (1,935,957)
    Cash dividends                                                 (568,023)       (516,386)       (516,386)
    Increase in FHLB advances                                     3,717,471       2,729,885              --
    Increase (decrease) in other borrowed funds                  (1,027,135)        408,097         495,791
                                                               ------------    ------------    ------------
              Net cash provided by financing activities          22,505,073      17,045,096       3,376,144
Net increase (decrease) in cash and  cash equivalents            (2,144,129)      2,385,577      (4,985,932)
Cash and cash equivalents at beginning of year                   11,175,030       8,789,453      13,775,385
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $  9,030,901      11,175,030       8,789,453
                                                               ============    ============    ============
Supplemental disclosures:
    Cash paid during the year for:
      Interest                                                 $  6,661,160       5,312,841       4,984,807
                                                               ============    ============    ============
      Income taxes                                             $    778,516         517,000         447,000
                                                               ============    ============    ============
    Noncash transactions:
      Transfer of loans to other real estate
         through foreclosure                                   $    200,344          54,700          50,000
                                                               ============    ============    ============
      Comprehensive income, net of tax                         $     56,120         202,474         (91,130)
                                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Corporation) and its wholly-owned subsidiary, United Bank (the Bank) collectively referred to as the Company. Significant intercompany balances and transactions have been eliminated in consolidation.

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

                        December 31, 1998, 1997, and 1996


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

              Interest earned on investment securities is included in interest income. Net gains and losses on the sale of investment securities available for sale, computed principally on the specific identification method, are shown separately in noninterest income in the consolidated statements of operations. Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security.

              A decline in the market value of any security below amortized cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

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

                        December 31, 1998, 1997, and 1996


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

                        December 31, 1998, 1997, and 1996


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


                                       11
                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       (j)    EARNINGS PER SHARE

              Basic income per share is computed on the weighted average number of shares outstanding in accordance with SFAS 128, Earnings Per Share. The Company does not have stock option plans or other arrangements that would result in potential common shares and thus diluted earnings per share are identical to basic earnings per share for all periods presented.

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

              In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for years beginning after December 15, 1997. The Company operates in only one segment - commercial banking.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


              In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for the first quarter of fiscal years beginning after June 15, 1999. The Company has no derivative financial instruments which would be accounted for at fair value under SFAS 133.


(2)    CASH AND DUE FROM BANKS

       The Corporation's subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $1,226,000 and $795,000 at December 31, 1998 and 1997, respectively.


(3)    INVESTMENT SECURITIES

       The amortized cost and approximate fair value of investment securities held to maturity at December 31, 1998 and 1997 were as follows:

                                                                       GROSS            GROSS
                                                   AMORTIZED        UNREALIZED        UNREALIZED      APPROXIMATE FAIR
                                                     COST              GAINS            LOSSES             VALUE
                                                ----------------  ----------------  ---------------  ------------------
        1998:
        U.S. Government agencies excluding
             mortgage-backed securities
                                                $      2,993,375            21,315           11,160           3,003,530
        State and political subdivisions
                                                      11,089,445           319,896           33,440          11,375,901
        Mortgage-backed securities                     2,962,746            33,769               --           2,996,515
                                                ----------------  ----------------  ---------------  ------------------

                                                $     17,045,566           374,980           44,600          17,375,946
                                                ================  ================  ===============  ==================

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED      UNREALIZED  APPROXIMATE FAIR
                                                    COST          GAINS          LOSSES           VALUE
                                                ------------   ------------   ------------  ----------------

        1997:
        U.S. Treasury                           $      6,990             --             31          6,959
        U.S. Government agencies excluding
             mortgage-backed securities
                                                  10,466,836         21,132         77,488     10,410,480
        State and political subdivisions
                                                  10,290,794        218,890         19,971     10,489,713
        Mortgage-backed securities                 4,150,310         31,274         11,086      4,170,498
                                                ------------   ------------   ------------   ------------

                                                $ 24,914,930        271,296        108,576     25,077,650
                                                ============   ============   ============   ============

       The amortized cost and approximate fair value of debt securities classified as investment securities held to maturity at December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                 AMORTIZED    APPROXIMATE FAIR
                                                                   COST            VALUE
                                                              --------------  ----------------
               Investment securities held to maturity:
               Due in one year or less                         $    200,000          200,290
               Due after one year through five years              1,456,905        1,481,740
               Due after five years through ten years             6,419,500        6,529,116
               Due after ten years                                6,006,415        6,168,285
                                                               ------------     ------------
                    Subtotal                                     14,082,820       14,379,431

               Mortgage-back securities                           2,962,746        2,996,515
                                                               ------------     ------------

                    Total                                      $ 17,045,566       17,375,946
                                                               ============     ============

       There were no sales of investment securities held to maturity during the three-year period ended December 31, 1998.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

       The amortized cost and approximate fair value of investment securities available for sale at December 31, 1998 and 1997 were as follows:


                                                                       GROSS          GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED   APPROXIMATE FAIR
                                                         COST          GAINS          LOSSES           VALUE
                                                     ------------   ------------   ------------  ----------------

        1998:
        U.S. Treasury                                $ 10,617,535        172,795             --     10,790,330
        U.S. Government agencies excluding
             mortgage-backed securities
                                                        3,753,863         47,522         34,350      3,767,035
        State and political subdivisions                9,668,163        210,462          9,412      9,869,213
        Mortgage-backed securities                     27,426,099        130,688         42,878     27,513,909
        Collateralized mortgage obligations
                                                          596,511             --         14,621        581,890
        Corporate notes and other                       1,673,275         14,540             --      1,687,815
                                                     ------------   ------------   ------------   ------------

                                                     $ 53,735,446        576,007        101,261     54,210,192

                                                                       GROSS          GROSS
                                                      AMORTIZED     UNREALIZED     UNREALIZED    APPROXIMATE FAIR
                                                        COST           GAINS          LOSSES          VALUE
                                                     ------------   ------------   ------------  ----------------
        1997:
        U.S. Treasury                                $  7,543,060         19,967         17,237      7,545,790
        U.S. Government agencies excluding
             mortgage-backed securities
                                                        8,865,349         47,299         36,687      8,875,961
        State and political subdivisions
                                                        7,368,779        182,486          9,652      7,541,613
        Mortgage-backed securities                     12,428,942        195,928         16,842     12,608,028
        Collateralized mortgage obligations
                                                        1,280,596             --         21,665      1,258,931
        Corporate notes and other                         781,813         37,666             --        819,479
                                                     ------------   ------------   ------------   ------------

                                                     $ 38,268,539        483,346        102,083     38,649,802
                                                     ============   ============   ============   ============

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       Included in investment securities available for sale at December 31, 1998 are certain U.S. Government agency securities and all of the collateralized mortgage obligations whose yields are based on various interest rate indices or which include various interest rate step-up provisions. The amortized cost and net unrealized losses on such securities at December 31, 1998, were $887,687 and $2,359 respectively. The weighted average yield of such securities at December 31, 1998 was
       6.27 percent. These securities mature at various dates from March 1999 through April 2024.

       The amortized cost and approximate fair value of debt securities classified as investment securities available for sale at December 31, 1998, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                            AMORTIZED   APPROXIMATE FAIR
                                                              COST           VALUE
                                                          ------------  ----------------
           Investment securities available for sale:
           Due in one year or less                        $  3,244,763      3,256,972
           Due after one year through five years            11,326,319     11,506,270
           Due after five years through ten years            4,593,429      4,691,204
           Due after ten years                               5,627,825      5,739,447
                                                          ------------   ------------

                Subtotal                                    24,792,336     25,193,893

           Mortgage-backed securities                       27,426,099     27,513,909
           Collateralized mortgage obligations                 596,511        581,890
           FHLB stock                                          920,500        920,500
                                                          ------------   ------------

                Total                                     $ 53,735,446     54,210,192
                                                          ============   ============

       Proceeds from sales of investment securities available for sale during 1998, 1997, and 1996 were $6,731,529, $4,494,206, and $1,350,757, respectively. Gross gains of $137,485 and gross losses of $4,657 were realized on those sales in 1998. Gross gains of $350 and gross losses of $28,952 were realized on those sales in 1997. Gross gains of $42,605 and gross losses of $7,641 were realized on those sales in 1996.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       Securities with carrying values of $45,618,050 and $25,872,266 at December 31, 1998 and 1997, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.


(4)    LOANS AND ALLOWANCE FOR LOAN LOSSES

       At December 31, 1998 and 1997, the composition of the loan portfolio was as follows:

                                                                   1998           1997
                                                               ------------   ------------

          Commercial, financial and agricultural               $ 63,792,383     51,307,365
          Real estate - construction                              3,212,719      1,319,684
          Real estate - 1-4 family residential mortgage          21,025,234     16,178,243
          Installment loans to individuals                       16,594,295     18,432,583
                                                               ------------   ------------

               Total                                           $104,624,631     87,237,875
                                                               ============   ============

       A summary of the transactions in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996 follows:

                                           1998          1997          1996
                                       ------------  ------------  ------------
       Balance at beginning of year    $  1,443,135    1,243,457     1,343,636
       Provision charged to earnings        240,000      340,000       171,000

       Less:  Loans charged                 305,220       183,593       345,750
              Loan recoveries                50,577      (43,271)      (74,571)
                                       ------------  ------------  ------------

       Net charge-offs                      254,643      140,322       271,179
                                       ------------  ------------  ------------

       Balance at end of year          $  1,428,492    1,443,135     1,243,457
                                       ============  ============  ============

       Loans on which the accrual of interest had been discontinued or reduced amounted to $420,192 and $405,236 as of December 31, 1998 and 1997, respectively. If these loans had been current throughout their terms, interest income would have been increased by $32,821, $24,475, and $12,355 for 1998, 1997, and 1996, respectively. At December 31, 1998,
       1997 and 1996, pursuant to the definition within SFAS 114, the Company had no significant impaired loans.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       The Company had $9,769,937 and $9,623,980 of agriculture-related loans at December 31, 1998 and 1997, respectively. The Bank serves customers from eight banking offices located in south Alabama.

       During 1998 and 1997, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the subsidiary bank. Total loans outstanding to these related parties at December 31, 1998 and 1997, amounted to $4,319,594 and $2,889,144, respectively. The change from December 31, 1997 to December 31, 1998 reflects advances amounting to $3,468,299 and payments of $2,037,849 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.


(5)    PREMISES AND EQUIPMENT

       At December 31, 1998 and 1997, premises and equipment were as follows:

                                                              1998           1997
                                                          ------------   ------------
               Land                                       $    812,576        532,060
               Buildings and leasehold improvements          2,606,279      2,103,532
               Furniture, fixtures and equipment             2,274,236      1,964,749
               Automobiles                                     112,357        112,357
                                                          ------------   ------------

                                                             5,805,448      4,712,698
                    Less accumulated depreciation            2,910,566      2,652,221
                                                          ------------   ------------

                                                          $  2,894,882      2,060,477
                                                          ============   ============

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(6)    BORROWED FUNDS

       The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 1998:

                                                                 INTEREST
                                  MATURITY DATE                    RATE
                                                               -------------

               April 2003                                               5.52%       1,000,000
               October 2003                                             4.40%       3,000,000
               June 2007                                                7.19%         146,456
               May 2012                                                 7.41%         158,400
               July 2017                                                6.93%       1,235,000
               August 2017                                              6.84%         204,375
               September 2017                                           6.82%         703,125
                                                               -------------    -------------

                    Total (weighted average rate of 6.97%)                      $   6,447,356
                                                                                =============

       At December 31, 1998, the advances were collateralized by a blanket pledge of first-mortgage residential loans.


(7)    DEPOSITS

       At December 31, 1998 and 1997, deposits were as follows:

                                                                        1998           1997
                                                                    ------------   ------------

          Noninterest bearing accounts                              $ 26,953,055     21,669,112
          NOW accounts                                                26,412,431     12,631,015
          Money market investment accounts                             4,152,467      5,167,899
          Savings account                                             15,741,049     14,946,894
          Time deposits:
               Certificates of deposit less than $100,000             55,634,034     53,251,890
               Certificates of deposit greater than $100,000          23,933,503     27,615,003
                                                                    ------------   ------------

                 Total deposits                                     $152,826,539    135,281,813
                                                                    ============   ============

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       Interest expense on certificates of deposit greater than $100,000 amounted to $1,361,765, $1,006,548, and $644,399 for the years ended
       December 31, 1998, 1997, and 1996, respectively.


(8)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

       The maximum amount of outstanding securities sold under agreements to repurchase during 1998 and 1997 was $11,810,188 and $9,300,331, respectively. The weighted average borrowing rate at December 31, 1998 and 1997 was 3.88 percent and 4.78 percent, respectively. The average amount of outstanding securities sold under agreements to repurchase during 1998 and 1997 was $10,467,702 and $8,432,464, respectively. The weighted average borrowing rate during the years ended December 31, 1998 and 1997 was 4.62 percent and 4.80 percent, respectively. Securities underlying these agreements are under the Company's control.


(9)    INCOME TAXES

       Total income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 was allocated as follows:

                                                             1998         1997         1996
                                                          ----------   ----------   ----------

        Income from continuing operations                 $  687,980      703,888      632,849
                                                          ==========   ==========   ==========

        Stockholders' equity, for unrealized gains
             (losses) on investment securities
             available for sale                           $   37,393      134,984      (60,754)
                                                          ==========   ==========   ==========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       The components of income tax expense attributable to income from continuing operations for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                                         1998            1997             1996
                                                     ------------    ------------    ------------
        Current income tax expense:
             Federal                                 $    672,671         760,201         500,275
             State                                         78,607         108,562          62,784
                                                     ------------    ------------    ------------

               Total                                      751,278         868,763         563,059

        Deferred income tax expense (benefit):
             Federal                                      (59,805)       (139,111)         62,139
             State                                         (3,493)        (25,764)          7,651
                                                     ------------    ------------    ------------

               Total                                      (63,298)       (164,875)         69,790
                                                     ------------    ------------    ------------

               Total income tax expense              $    687,980         703,888         632,849
                                                     ============    ============    ============

       Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:

                                                         1998            1997            1996
                                                     ------------    ------------    ------------

       Income tax at statutory rate                  $    891,072         827,372         715,998
       Increase (decrease) resulting from:
            Tax exempt interest                          (253,304)       (196,347)       (142,215)
            State income tax net of federal tax
            benefit                                        49,575          54,647          46,487
            Premium amortization on tax
              exempt investment securities                 19,867          12,462           9,344
       Other, net                                         (19,230)          5,754           3,235
                                                     ------------    ------------    ------------

                                                     $    687,980         703,888         632,849
                                                     ============    ============    ============

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                        1998           1997
                                                                    ------------   ------------
Deferred tax assets:
Loans, principally due to the allowance for loan losses             $    238,499        160,300
Other real estate, principally due to differences in carrying
  value                                                                   56,372         23,540
Accrued expenses, principally due to legal expenses
                                                                              --         50,545
Charitable contribution carryforward                                       2,948         11,988
Security writedown                                                         4,399          4,399
                                                                    ------------   ------------

  Total deferred tax assets                                              302,218        250,772
                                                                    ------------   ------------

Deferred tax liabilities:
Premises and equipment, principally due to difference in
  depreciation                                                      $    168,079        182,071
Accumulated other comprehensive income                                   189,899        152,506
Accrued employee benefits                                                 21,996         21,996
Other                                                                      6,698          4,558
                                                                    ------------   ------------

  Total deferred tax liabilities                                         386,672        361,131
                                                                    ------------   ------------

  Net deferred tax liabilities                                      $     84,454        110,359
                                                                    ============   ============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(10)   EMPLOYEE BENEFIT PLANS

       The Company adopted a 401(k) Employee Incentive Savings Plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 20 1/2. They can contribute a minimum of one percent up to ten percent of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to four percent of the employee's salary. Total Company contributions to the plan during 1998, 1997, and 1996 were $ 35,049, $28,873, and $16,154, respectively.

       The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $84,000, $77,000, and $60,000 were made in 1998, 1997, and 1996, respectively.


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

                        December 31, 1998, 1997, and 1996


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

       (f)    FHLB AND OTHER BORROWED FUNDS

              Due to their short-term nature, the fair value of the Company's other borrowed funds equals the carrying value of such liabilities. The fair value of FHLB advances is based on current borrowing rates.

       (g)    COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

              There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Thereby it is not practical to establish their fair value.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


              The carrying value and estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                             1998                                   1997
                            -------------------------------------   -------------------------------------
                                                 ESTIMATED FAIR         CARRYING          ESTIMATED FAIR
                             CARRYING AMOUNT         VALUE               AMOUNT               VALUE
                            -----------------   -----------------   -----------------   -----------------
Financial assets:
  Cash and short-term       $
     investments                        9,031               9,031              11,276              11,276
                            =================   =================   =================   =================

  Investment securities     $          71,256              71,586              63,565              63,727
                            =================   =================   =================   =================

  Loans, net of unearned
     income and allowance
     for loan losses
                            $         103,090             104,544              85,328              87,118
                            =================   =================   =================   =================

  Financial liabilities:
     Deposits               $         152,827             152,975             135,282             135,591
                            =================   =================   =================   =================
  Securities sold under
     agreements to
     repurchase             $         11,810               11,810               8,972               8,972
                            ================    =================   =================   =================

  Other borrowed funds      $             49                   49               1,076               1,076
                            ================    =================   =================   =================

     FHLB advances          $          6,447                6,615               2,730               3,092
                            ================    =================   =================   =================

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(12)   DIVIDENDS FROM SUBSIDIARY

       Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 1998, the Bank could have declared dividends of approximately $4,051,000 without prior approval of regulatory authorities. Accordingly, at December 31, 1998, approximately $11,397,000 of the parents investment in its subsidiary was restricted from transfer in the form of a dividends.


(13)   COMPREHENSIVE INCOME

       The following is a summary of the components of other comprehensive income:

                                                                          YEAR ENDED DECEMBER 31
                                                               -------------------------------------------
                                                                    1998          1997            1996
                                                               ------------   ------------    ------------
       Other comprehensive income before tax
           Unrealized holding gains (losses) arising                                                     $
       during the period, net                                       226,311        308,856        (103,112)
           Less: reclassification adjustment for gains
       (losses) included in net income                              132,828        (28,602)         34,964
                                                               ------------   ------------    ------------
       Other comprehensive income, before                            93,483        337,458        (138,076)
           income taxes

       Income tax expense (benefit) related to other
           comprehensive income:
           Unrealized holding gains (losses) arising
       during the period, net                                        92,849        123,535         (35,058)
           Less: reclassification adjustment for gains
       (losses) included in net income                               55,486        (11,449)        (11,888)
                                                               ------------   ------------    ------------

             Total income tax expense (benefit)
       related to other comprehensive
       income                                                        37,363        134,984         (46,946)
                                                               ------------   ------------    ------------

       Other comprehensive income, after taxes                 $     56,120        202,474         (91,130)
                                                               ============   ============    ============


                                       26
                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(14)   LITIGATION

       The Corporation and its subsidiary bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial position of the Company.


(15)   COMMITMENTS

       The Corporation's subsidiary bank leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are as follows:

                    YEARS ENDING DECEMBER 31,
                 ---------------------------------

                              1999                  $         45,450
                              2000                            42,000
                              2001                            42,000
                              2002                            42,000
                              2003                            42,000
                           Thereafter                         98,000
                                                    ----------------

                                                    $        311,450
                                                    ================

       Rental expense for all operating leases charged to earnings aggregated $121,275, $153,135, and $124,582 for the years ended December 31, 1998,
       1997, and 1996, respectively.

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

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       The financial instruments whose contract amounts represent credit risk as of December 31, 1998, are as follows:

                Commitments to extend credit          $      14,019,653
                Standby letters of credit             $       1,227,100

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


(16)   OTHER NONINTEREST INCOME AND EXPENSE

       Components of other noninterest expense exceeding 1 percent of total revenues for any of the years ended December 31, 1998, 1997, and 1996, respectively, include the following:

                               1998         1997          1996
                            ----------   ----------   ----------

Legal fees                  $  116,064       53,524      147,025
Data processing fees           250,632      237,652      228,771
Supplies expenses              288,667      269,447      263,228
Miscellaneous expense           28,471      254,756        6,167

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

                        December 31, 1998, 1997, and 1996


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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

       As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


       The Bank's actual capital amounts and ratios are also presented in the table below (in thousands):

                                                                                      Minimum to be well
                                                                                   capitalized under prompt
                                                             Minimum for capital        corrective action
                                            Actual            adequacy purposes           provisions
                                      -------------------    -------------------   ------------------------
                                       Amount     Ratio       Amount     Ratio      Amount          Ratio
                                      --------   --------    --------   --------   --------        --------

As of December 31, 1998
   Total risk-based capital (to
     risk weighted assets)            $ 16,557      14.85%      8,917       8.00%     11,146          10.00%
   Tier I capital - risk based
     (to risk weighted assets)          15,163      13.60%      4,458       4.00%      6,688           6.00%
   Tier I capital - leverage (to
     average assets)                    15,163       8.28%      5,495       3.00%      9,158           5.00%

As of December 31, 1997
   Total risk-based capital (to
     risk weighted assets)              15,316      16.24%      7,543       8.00%      9,429          10.00%
   Tier I capital - risk based
     (to risk weighted assets)          14,082      14.93%      3,772       4.00%      5,657           6.00%
   Tier I capital - leverage (to
     average assets)                    14,082       9.12%      6,175       4.00%      7,719           5.00%

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(18)   PARENT COMPANY FINANCIAL INFORMATION

       The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) is presented as follows:

                              (Parent Company Only)
                            Condensed Balance Sheets
                           December 31, 1998 and 1997

                                       ASSETS                             1998            1997
                                                                      ------------   ------------

        Cash                                                          $     11,795         17,556
        Dividend receivable from subsidiary bank                           519,831        340,000
        Premises and equipment                                             556,825        276,311
        Investment in subsidiary bank                                   15,448,354     14,310,721
                                                                      ------------   ------------

                 Total assets                                         $ 16,536,805     14,944,588
                                                                      ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

        Other liabilities                                             $    488,830        317,529

        Stockholders' equity:
             Class A common stock.  Authorized 975,000
        shares of $.01 par value; 548,160 shares
        issued and outstanding                                               5,482          5,482
             Class B common stock of $.01 par value
        Authorized 250,000 shares, no shares issued
        and outstanding                                                         --             --
             Preferred stock of $.01 par value.  Authorized
               250,000 shares, no shares issued and outstanding                 --             --
        Surplus                                                          3,476,518      3,476,518
        Retained earnings                                               12,746,688     11,381,892
        Accumulated other comprehensive income net of
             deferred taxes of $189,869 and $152,506 in
             1998 and 1997, respectively                                   284,877        228,757
                                                                      ------------   ------------

                                                                        16,513,565     15,092,649
        Less 31,775 treasury shares, at cost                               465,590        465,590
                                                                      ------------   ------------

                   Total stockholders' equity                           16,047,975     14,627,059
                                                                      ------------   ------------

                   Total liabilities and stockholders' equity         $ 16,536,805     14,944,588
                                                                      ============   ============

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                              (Parent Company Only)
                       Condensed Statements of Operations
                  Years ended December 31, 1998, 1997, and 1996


                                                          1998           1997           1996
                                                      ------------   ------------   ------------

  Income:
       Cash dividends from subsidiary                 $    818,024        600,000        795,001
       Other                                                51,200          9,450             --

  Expense:
       Other                                                17,917         34,612         13,143
                                                      ------------   ------------   ------------
         Earnings before equity in undistributed
  earnings of subsidiary                                   851,307        574,838        781,858
                                                      ------------   ------------   ------------

  Equity in undistributed earnings of subsidiary         1,081,512      1,154,721        691,169
                                                      ------------   ------------   ------------

         Net earnings                                 $  1,932,819      1,729,559      1,473,027
                                                      ============   ============   ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                              (Parent Company Only)
                       Condensed Statements of Cash Flows
                  Years ended December 31, 1998, 1997, and 1996


                                                                 1998            1997            1996
                                                             ------------    ------------    ------------

  Cash flows from operating activities:
       Net earnings                                          $  1,932,819       1,729,559       1,473,027
       Adjustments to reconcile net earnings to net
  cash provided by operating activities:
           Equity in undistributed earnings of
             Subsidiary                                        (1,081,512)     (1,154,721)       (691,169)
           Increase (decrease in other liabilities)               171,301           2,673           4,832
           Decrease (increase) in receivables                    (179,831)       (340,000)        258,192
                                                             ------------    ------------    ------------

             Net cash provided by operating
               Activities                                         842,777         237,511       1,044,882
                                                             ------------    ------------    ------------

  Cash flows from investing activities - purchases of
  premises and equipment                                         (280,514)             --        (276,311)
                                                             ------------    ------------    ------------

  Cash flows from financing activities - dividends paid
                                                                 (568,024)       (516,386)       (516,386)
                                                             ------------    ------------    ------------

  Net increase (decrease) cash                                     (5,761)       (278,875)        252,185

  Cash at beginning of year                                        17,556         296,431          44,246
                                                             ------------    ------------    ------------

  Cash at end of year                                        $     11,795          17,556         296,431
                                                             ============    ============    ============

                                                                     (Continued)

                                INDEX TO EXHIBITS


Exhibit
Number   Description                                                                    Page
------   -----------                                                                    ----

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

  10.2   Supplemental Agreement between United Bank, the Registrant and Robert
         R. Jones, III

  21     Subsidiary of the registrant E2

  27     Financial Data Schedule (omitted from this conforming copy)