Form 10-Q
period 1999-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 1999-05-13
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1999
                               --------------

Commission file number 2-78572
                       -------


                     UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    63-0833573
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                        P.O. Drawer 8, Atmore, AL 36504
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  334-368-2525
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code:)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as March 31, 1999.

                     Class A Common Stock.......  516,385 Shares
                     Class B Common Stock.......      -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1999


                                     INDEX

PART I - FINANCIAL INFORMATION                                                            PAGE
------------------------------                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                              3

         Condensed Consolidated Statements of Earnings and Comprehensive Income             4

         Consolidated Statement of Cash Flows                                               5

         Notes to Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 8

Item 3.  Market Risk Disclosures                                                           12

PART II - OTHER INFORMATION                                                                15
---------------------------


Item 6.  (a)  Exhibit 3.1.1      Certification of Amendment to Restated
                                 Certificate of Incorporation of the
                                 Corporation

              Exhibit 10.3 1998 Stock Option Plan of United Bancorporation of Alabama, Inc.

              Exhibit 27         Financial Data Schedule

         (b)  Reports on Form 8-K

ITEM 1.              UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                            CONDENSED CONSOLIDATED
                            STATEMENT OF CONDITION


                                                                    March 31,     December 31,
                                                                      1999            1998
                                                                    Unaudited        Audited
Assets
Cash and due from banks                                           $  6,839,027   $  8,385,901
Federal funds sold                                                           0        645,000
                                                                  ------------   ------------
        Cash and cash equivalents                                    6,839,027      9,030,901

Securities available for sale (amortized cost of $52,695,745
   and $53,735,446 respectively)                                    52,826,921     54,210,192

Securities held to maturity (market values of $16,767,495           16,481,938     17,045,566
   and $17,375,946 respectively)
Loans                                                              118,126,079    104,624,631
Less:  Unearned income                                                  70,475        106,471
        Allowance for loan losses                                    1,571,603      1,428,492
                                                                  ------------   ------------
        Net loans                                                  116,484,001    103,089,668

Premises and equipment, net                                          3,468,101      2,894,882
Interest receivable and other assets                                 2,519,205      2,922,032
                                                                  ------------   ------------
        Total assets                                              $198,619,193   $189,193,241
                                                                  ============   ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                            $ 26,324,491   $ 26,953,055
  Interest bearing                                                 131,557,109    125,873,484
                                                                  ------------   ------------
        Total deposits                                             157,881,600    152,826,539

Securities sold under agreements to repurchase                      11,487,619     11,810,188
Other borrowed funds                                                11,757,509      6,447,356
Accrued expenses and other liabilities                               1,214,835      2,061,183
                                                                  ------------   ------------
        Total liabilities                                          182,341,563    173,145,266

Stockholders' equity:
  Class A common stock. Authorized 975,000
  shares of $.01 par value; 548,160
  shares issued                                                          5,482          5,482
  Class B common stock of $.01 par value.
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                         0              0
  Preferred stock of $.01 par value. Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                           0              0
Surplus                                                              3,476,518      3,476,518
Accumulated other comprehensive
  income                                                                78,707        284,877
Retained earnings                                                   13,182,513     12,746,688
                                                                  ------------   ------------
                                                                    16,743,220     16,513,565
Less 31,775 and 31,775 treasury shares, at cost                        465,590        465,590
                                                                  ------------   ------------
         Total stockholders' equity                                 16,277,630     16,047,975
                                                                  ------------   ------------
         Total liabilities and stockholders' equity               $198,619,193   $189,193,241
                                                                  ============   ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31
                                                                  1999           1998
Interest income:
  Interest and fees on loans                                   $2,684,715     $2,239,439
  Interest on investment securities available for sale:
    Taxable                                                       634,564        601,835
    Nontaxable                                                    110,576         74,086
  Interest on investment securities held to maturity:
    Taxable                                                        91,086        213,999
    Nontaxable                                                    138,951        129,533
                                                               ----------     ----------
    Total investment income                                       975,177      1,019,453
  Other interest income                                            30,745         82,100
                                                               ----------     ----------
      Total interest income                                     3,690,637      3,340,992

Interest expense:
  Interest on deposits                                          1,420,916      1,402,045
  Interest on other borrowed funds                                233,603        175,543
                                                               ----------     ----------
      Total interest expense                                    1,654,519      1,577,588

      Net interest income                                       2,036,118      1,763,404

Provision for loan losses                                         199,000         60,000
                                                               ----------     ----------

      Net interest income after
        provision for loan losses                               1,837,118      1,703,404

Noninterest income:
  Service charge on deposits                                      263,099        241,234
  Commission on credit life                                        16,285         11,537
  Investment securities gains and (losses), net                    22,025              0
  Other                                                            87,817         84,996
                                                               ----------     ----------
      Total noninterest income                                    389,226        337,767

Noninterest expense:
  Salaries and benefits                                           921,841        789,758
  Net occupancy expense                                           212,769        218,120
  Other                                                           516,154        442,390
                                                               ----------     ----------
      Total non-interest expense                                1,650,764      1,450,268

      Earnings before income tax expense                          575,580        590,903
Income tax expense                                                139,784        165,945
                                                               ----------     ----------
      Net earnings                                             $  435,796     $  424,958
                                                               ==========     ==========

Basic earnings per share                                       $     0.84     $     0.82
Weighted average shares outstanding                               516,385        516,385
                                                               ==========     ==========

                                                                  1999           1998
Statement of Comprehensive Income

Net Income                                                     $  435,796     $  424,958

Other Comprehensive Income, net of tax:
      Unrealized holding gains arising during the period         (206,142)        (6,723)
      Less: Reclassification adjustment for gains (losses)
                 included in net income                              --             --
                                                               ----------     ----------
Comprehensive income                                           $  229,654     $  418,235
                                                               ==========     ==========

                   UNITED BANCORPORATION OF ALABAMA, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                             1999              1998
Operating Activities
 Net Income                                                               $    435,796    $    424,958
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                   199,000          60,000
   Depreciation on Premises and Equipment                                       72,347          74,259
   Amortization of Investment Securities held to maturity                       13,652          17,550
   Amortization of Investment Securities Available for Sale                     59,387          32,716
   (Gain) Loss on Sale of Investment Securities Available for Sale             (22,025)           --
   (Gain) Loss on Disposal of Premises and Equipment                              --            (3,500)
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                           540,275        (262,163)
   Decrease in Accrued Expenses
    and Other Liabilities                                                     (846,368)     (1,431,761)
                                                                          ------------    ------------
 Net Cash Provided (Used) by Operating Activities                              452,064      (1,087,941)
                                                                          ------------    ------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                   --               477
  Proceeds From Sales of Investment Securities Available for Sale            2,037,207            --
  Proceeds From Maturities of Investment Securities held to maturity           549,976       2,972,706
  Proceeds From Maturities of Investment Securities Available for Sale       5,581,005       4,698,203
  Purchases of Investment Securities held to maturity                             --          (690,201)
  Purchases of Investment Securities Available for Sale                     (6,615,873)    (23,275,049)
  Net Increase in Loans                                                    (13,593,333)     (1,229,312)
  Purchases of Premises and Equipment                                         (645,566)       (276,779)
  Proceeds From Sales of Premises and Equipment                                   --             3,500
  Proceeds From Sales of Other Real Estate                                        --            37,500
                                                                          ------------    ------------
 Net Cash Used by Investing Activities                                     (12,686,584)    (17,758,955)
                                                                          ------------    ------------
Financing Activities
  Net Increase in Deposits,                                                  5,055,061      16,259,181
 Net Increase in securities sold under
  agreement to repurchase                                                     (322,569)        752,412
  Increase in Other Borrowed Funds                                           5,310,154       1,366,425
                                                                          ------------    ------------
 Net Cash Provided by Financing Activities                                  10,042,646      18,378,018
                                                                          ------------    ------------
 Decrease in Cash and Cash Equivalents                                      (2,191,874)       (468,878)
Cash and Cash Equivalents at Beginning of Period                             9,030,901      11,175,030
                                                                          ------------    ------------
Cash and Cash Equivalents at End of Period                                $  6,839,027    $ 10,706,152
                                                                          ============    ============

Supplemental disclosures

Cash paid during the year for:
     Interest                                                             $  1,710,118    $  1,582,867
                                                                          ============    ============

     Income Taxes                                                         $      3,543    $       --
                                                                          ============    ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE 1 - General

The consolidated financial statements in this report have not been audited, except for the Condensed Consolidated Statement of Condition dated December 31, 1998. In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - New Accounting Pronouncements

Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share under Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. Basic earnings per share are computed on the weighted average number of shares outstanding. As of March 31, 1999 the Company did not have stock option plans or other stock-based compensation plans that would result in potential common shares and thus diluted earnings per share for the quarter were identical to basic earnings per share. The stockholders of the Corporation approved the United Bancorporation of Alabama, Inc. Stock Option Plan at the Annual Meeting of Stockholders on May 5, 1999, pursuant to which stock options had been granted subject to stockholder approval.

Effective January 1, 1998, the Corporation adopted the SFAS No. 130 "Reporting Comprehensive Income", which requires disclosure, in financial statement format, all non-owner changes in equity. Adoption of this statement requires the presentation of comprehensive income, which includes the unrealized gain of loss on investment securities.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes new standards for the disclosures about operating segments. Disclosure of selected information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for years beginning after December 15, 1997. The Corporation operates in only one segment - commercial banking.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for the first quarter of fiscal years beginning after June 15, 1999. Management is evaluating the impact of SFAS 133 on the financial statements of the Corporation.

Note 3 - Subsequent Events

On May 5, 1999, the Corporation announced a two-for-one stock split to be effected in the form of stock dividend payable May 17, 1999 to shareholders of record on April 30, 1999. Basic earnings per share on a restated basis was $0.42 for March 31, 1999 and $0.41 for March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the three months ended March 31, 1999, and 1998, comparatives. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the three months ended March 31, 1999, increased $10,838, or 2.55%, as compared to the same period in 1998. This increase is a result of a lower effective tax rate due to a higher level of tax exempt income.

Total interest income increased by $349,645, or 10.47% in 1999. This increase was caused by loan interest income increasing $445,276 or 19.88% and a decrease of $95,631 or 8.68% in income from other interest earning assets. Average interest earning assets were $184,624,977 for the first quarter of 1999 as compared to $161,247,219 for the same period in 1998, an increase of $23,377,758 or 14.50%. The average rate earned in 1999 was 8.11% as compared to 8.40% in 1998, reflecting the lowering of rates by the Federal Reserve in the fall of 1998, and resulting in higher yielding bonds being called in the latter part of 1998. Thus, the majority of the increase in total interest income in 1999 is attributed to the increase in volume of earning assets. The net interest margin increased to 4.47% for the first quarter of 1999, as compared to 4.43% for the same period in 1998.

Total interest expense increased by $76,931, or 4.88%, in 1999. Average interest bearing liabilities increased to $152,999,633 in 1999, from $142,466,082 in 1998, an increase of $10,533,551, or 7.39%. The average rate paid during the first quarter of 1999 was 4.39% as compared to 4.80% for the same period in 1998. The increase in interest expense is attributed to the increase in interest bearing liabilities but was affected somewhat by the decrease in the interest rate paid. The Bank received approximately 15,000,000 in 1998, in interest bearing checking accounts based on a floating rate of 61.8% of prime. The account is currently paying 4.79%. These deposits were a competitive bid on public funds, the contract runs for three years.

The provision for loan losses increased to $199,000 for the first three months of 1999, as compared to $60,000 for the same period in 1998. The growth in the provision for loan loss of 231.66% was due to the growth in the loan portfolio of $13,510,817. The allowance for loan losses is maintained at a level which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

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

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Corporation's markets.

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

Net charged-off loans for the first quarter of 1999 were $55,889, as compared to $148,534 net charge-offs in the first quarter of 1998.

The allowance for loan losses represents 1.33% of gross loans at March 31, 1999, as compared to 1.37% at year-end 1998. Loans on which the accrual of interest had been discontinued amounted to $395,814 at March 31, 1999, as compared to $420,192 at December 31, 1998.

Total non-interest income increased to $389,226 for the first quarter of 1999, as compared to $337,767 for the same period of 1998, an increase of $51,459, or 15.24%. Service charges on deposits increased $21,865, or 9.06%. Commissions on credit life increased by $4,748 in 1999, or 4.12%. Other income increased during the first quarter of 1999 to $87,817 from $84,996 in 1998 or 3.32%.

Total non-interest expense increased $200,496, or 13.82% during the first quarter of 1999. Salaries and benefits increased $132,083 or 16.72% in 1999. The Corporation has added one new branch since March of 1998, which accounted for a majority of the increase in salaries and benefits. Occupancy expense decreased $5,351, or 2.45%. Other expense increased $63,714 or 14.40% during the first quarter of 1999. The majority of this increase can be traced to professional services that increased $19,692 and supplies, which increased $15,684.

Earnings before taxes for the first quarter of 1999 decreased $15,323, or 2.59%, compared to the same period of 1998. Income tax expense decreased to $139,784 in 1999 from $165,945 in 1998, a decrease of $26,161, or 15.76%. The effective tax rate decreased from 28.08% to 24.29% as a result increased interest income from tax-free bonds.

Financial Condition and Liquidity

Total assets on March 31, 1999, had increased $9,425,951 or 4.75% as compared to December 31, 1998. Average total assets for the first quarter of 1999 were $196,037,952 as compared to $171,119,129 for the same period in 1998. Net loans increased by $13,394,333 or 12.99% at March 31, 1999, from December 31, 1998.
This growth in loans has occurred in the Baldwin County markets of the Corporation, and the growth is primarily in the commercial real estate type loans. The net loan to deposit ratio on March 31, 1999 was 73.78%, as compared to 68.46% on December 31, 1998.

Fed Funds Sold decreased $645,000 as of March 31, 1999, as the bank has a borrowed position in Fed Funds, due to loan demand exceeding deposit growth. At the end of March the Corporation had $4,905,000 in federal funds borrowed at a rate of 4.98%. The investment securities available for sale decreased by $1,383,271 or 2.55% in the first quarter of 1999, from December 31, 1998. The investment securities held to maturity decreased by $563,528 or 3.31% at March 31, 1999 from December 31, 1998.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 1999 and December 31, 1998. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                      March           December
         Description                                  1999              1998
                                                       (Dollars in Thousands)
(A)      Loans accounted for on a                     $395             $420
         nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more as
         to interest or principal payments
         (excluding balances included in
         (A) above).                                    34               13

(C)      Loans, the term of which have
         been renegotiated to provide a
         reduction or deferral of interest
         or principal because of a
         deterioration in the financial
         position of the borrower.                      38               41

(D)      Other non-performing assets                   217              248

Total deposits increased $5,055,061, or 3.31%, at March 31, 1999, from December 31, 1998. Non-interest bearing deposits decreased $628,564 or 2.33% at quarter end from the year-end total. Interest bearing deposits increased $5,683,625, or 4.52%, at March 31, 1999, from December 31, 1998. Average total deposits for the first quarter of 1999 were $157,187,762, as compared to $141,084,491 for the same period in 1998.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 1999, was $16,277,651, an increase of $229,676, or 1.43%, from $16,047,975 at year-end
1998.

Primary capital to total assets at March 31, 1999, was 8.19%, as compared to 8.48% at year-end 1998. Total capital and allowances for loan losses to total assets at March 31, 1999, were 8.99%, as compared to 9.24% at December 31, 1998. The Corporation's bank subsidiary, United Bank, had risk based capital of $17,137,000, or 13.89%, at March 31, 1999, as compared to $16,557,000, or
14.85% at year end 1998. The minimum requirement is 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future, for existing operations, but the continual growth into new markets may require the Bank to access external funding sources.

Year 2000 Issues

The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage Year 2000 challenges. As a result, the Bank formed its Year 2000 committee in May of 1997. The board of directors has established Year 2000 compliance as a strategic initiative. The Bank has also established an ongoing action plan designed to ensure that its operational and financial systems will not be adversely effected by software failures due to processing errors resulting from the Year 2000 issues. The status of the Bank's initiative as of March 31, 1999 is as follows:

         PROBLEM AWARENESS-The Bank is aware of the problems that could potentially arise from Year 2000 problems and has analyzed internal systems (information technology and non-information technology) as well as services provided by third parties. The Bank will maintain initiatives focusing on customer awareness throughout 1999.

         ASSESSMENT PHASE-The Bank has identified all mission critical applications and determined the respective systems which were not Year 2000 compliant. The Bank's third party service providers have been contacted to determine their Year 2000 status. The Bank is in the process of reviewing test results to determine if the providers are Year 2000 compliant. These results should be completed by the end of the second quarter.

         RENOVATION PHASE-As of March 31, 1999, the renovation of all mission critical systems, other than the Bank's third party data processing center, was essentially complete. The Bank's third party data processing center is currently reviewing testing results from late March and early April testing and is expected to complete its renovation phase in the second quarter.

         VALIDATION-The only mission critical system for which testing renovation is currently not complete, is the Bank's third party data processing center, is expected to be completed by June of 1999.

         IMPLEMENTATION-Replacement of non-compliant mission critical systems is essentially complete. Results from testing, all of which has been completed, will be thoroughly reviewed and remedial actions, if necessary, will be taken.

Through March 31, 1999, the Bank has incurred approximately $18,689 in conjunction with its Year 2000 efforts. Additional expenditures are expected to approximate $48,000. The Bank's internal costs associated with the Year 2000 have not been separately identified. The Bank has an established contingency plan with the third party data processing center, as well as for internal operations. Which has been tested for Year 2000 issues.

Item 3. Market Risk Disclosures

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of March 31, 1999. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                              CHANGE IN         CHANGE IN
       CHANGE IN               MARKET           MARKET            MARKET
     INTEREST RATES            VALUE            VALUE             VALUE
     (BASIS POINTS)            EQUITY           EQUITY          EQUITY (%)
     --------------           --------        ---------         ----------
          400                 11,068.2         (6,075.7)           (35.4)
          300                 12,475.6         (4,668.2)           (27.2)
          200                 13,950.5         (3,193.4)           (18.6)
          100                 15,502.6         (1,641.2)            (9.6)
            0                 17,143.9                0                0
         (100)                18,888.8          1,744.9             10.2
         (200)                20,764.8          3,611.4             21.1
         (300)                22,764.8          5,620.9             32.8
         (400)                24,587.9          7,444.0             43.4

The preceding table indicates that at March 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. The recent growth in loans has caused the caused the Corporation to become more liability sensitive over the period of a year, but the net interest margin remains stable in all interest rate environments tested.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 5, 1999.

         (b) The following nominees were re-elected as Directors of the Corporation, to serve until the 2002 Annual Meeting of Stockholders, by the votes indicated:

                        Nominee                For               Against
                  --------------------      -----------      ---------------
                  Robert R. Jones, III      331,937                 8
                  Bobby W. Sawyer           331,837               108

                  The Directors of the Corporation whose terms of office continued after the 1999 Annual Meeting are as follows below:

                                                 To Serve Until the Annual
                       Director              Meeting of Stockholders in the year
                  -------------------        -----------------------------------
                  L. Walker Crim                          2000
                  H. Leon Esneul                          2000
                  William J. Justice                      2000
                  William C. Grissett                     2001
                  David D. Swift                          2001

         (c) The stockholders of the Corporation approved an amendment of the Certificate of Incorporation of the Corporation to increase the authorized Class A Common Stock of the Corporation from 975,000 to 5,000,000 shares, by the following vote:

                             For                 Against              Abstain
                           -------               -------              -------
                           326,771                4,461                 713

         (d) The stockholders of the Corporation approved the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (the "Plan") by the following vote:

                             For                 Against              Abstain
                           -------               -------              -------
                           323,714                7,284                 947

                  A copy of the Plan is attached hereto as Exhibit 10.3.

Item 5.  Other Information.

         The Board of Directors of the Corporation declared a two-for-one split of the Class A Common Stock ("Class A Stock") of the Corporation, to be effected as a 100% stock dividend payable on May 17, 1999 to stockholders of record on April 30, 1999, subject to approval of an amendment to the Certificate of Incorporation of the Corporation to increase the Class A Stock from 975,000 to 5,000,000 shares. The increase in authorized stock was approved by the stockholders of the Corporation at the Annual Meeting of Stockholders held on May 5, 1999.


Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibits.

                  Exhibit No.                                     Description
                  -----------                                     -----------
                  Exhibit 3.1.1                 Certificate of Amendment to Restated Certificate of
                                                Incorporation of the Corporation.

                  Exhibit 10.3*                 1998 Stock Option Plan of United Bancorporation of
                                                Alabama, Inc.

                           *        Management contracts and compensatory plans and arrangements are identified by an asterisk (*).

                  Exhibit 27                    Financial Data Schedule

         (B) During the three months ended March 31, 1999, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNITED BANCORPORATION OF ALABAMA, INC.


Dated: May 13, 1999                      /s/ ROBERT R. JONES, III
      -------------                      ---------------------------------------
                                         Robert R. Jones, III
                                         President

                               INDEX TO EXHIBITS

                  Exhibit No.                                     Description
                  -----------                                     -----------
                  Exhibit 3.1.1                 Certificate of Amendment to Restated Certificate of
                                                Incorporation of the Corporation.

                  Exhibit 10.3                  1998 Stock Option Plan of United Bancorporation of
                                                Alabama, Inc.

                  Exhibit 27                    Financial Data Schedule