Form 10-Q
period 1999-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1999-08-16
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      June 30, 1999
                               -----------------------

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



                                 (334) 368-2525
     ----------------------------------------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999.

                    Class A Common Stock.... 1,033,570 Shares
                       Class B Common Stock....  -0-  Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1999


                                      INDEX



PART I - FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                                                 3

          Condensed Consolidated Statements of Earnings                                         4

          Consolidated Statements of Cash Flows                                                 5

          Notes to Consolidated Financial Statements                                            6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   8


PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders                                    16

Item 6. Exhibits and Reports on Form 8-K                                                       16

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

Item 1.


                                                            June 30         December 31,
                                                             1999               1998
                                                        -------------      -------------
Assets
Cash and due from banks                                 $   6,667,111          8,385,901
Federal funds sold                                            140,000            645,000
                                                        -------------      -------------
         Cash and cash equivalents                          6,807,111          9,030,901

Securities available for sale                              44,692,480         54,210,192

Investment securities (market values of $16,121,896        16,210,465         17,045,566
   and $16,767,495, respectively)
Loans                                                     125,928,414        104,624,631
Less: Unearned income                                          44,234            106,471
        Allowance for loan losses                           1,605,898          1,428,492
                                                        -------------      -------------
         Net loans                                        124,278,282        103,089,668

Premises and equipment, net                                 4,594,224          2,894,882
Interest receivable and other assets                        2,559,696          2,922,032
                                                        -------------      -------------
         Total assets                                     199,142,258        189,193,241
                                                        =============      =============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                  $  26,990,613         26,953,055
  Interest bearing                                        130,962,472        125,873,484
                                                        -------------      -------------
         Total deposits                                   157,953,085        152,826,539

Securities sold under agreements to repurchase             12,928,114         11,810,188
Other borrowed funds                                       11,062,918          6,447,356
Accrued expenses and other liabilities                        883,428          2,061,183
                                                        -------------      -------------
         Total liabilities                                182,827,545        173,145,266

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,097,120 and 1,096,320,
  respectively
  shares issued and outstanding                                10,971             10,963
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                 0                  0
  Preferred stock of $.01 par value. Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                   0                  0
Surplus                                                     3,594,350          3,471,037
Accumulated other comprehensive
  income                                                     (421,562)           284,877
Retained earnings                                          13,596,544         12,746,688
                                                        -------------      -------------
                                                           16,780,303         16,513,565
Less 63,550 and 63,550 treasury shares, at cost               465,590            465,590
                                                        -------------      -------------
         Total stockholders' equity                        16,314,713         16,047,975
                                                        -------------      -------------
         Total liabilities and stockholders' equity       199,142,258        189,193,241
                                                        =============      =============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                      Three Months Ended                Six Months Ended
                                                             June                             June
                                                     1999            1998             1999           1998
Interest income:
  Interest and fees on loans                       2,894,720       2,360,106       5,579,435       4,599,545
  Interest on investment securities
   Available for Sale:
    Taxable                                          508,042         734,456       1,142,606       1,336,291
    Nontaxable                                       122,394          74,879         232,970         148,965
  Interest on investment securities
   Held to Maturity:
    Taxable                                           86,092         186,546         177,178         400,545
    Nontaxable                                       130,831         132,397         269,782         261,930
                                                  ----------      ----------      ----------      ----------
      Total investment income                        847,359       1,128,278       1,822,536       2,147,731
  Other interest income                               54,801          89,048          85,546         171,148
                                                  ----------      ----------      ----------      ----------
      Total interest income                        3,796,880       3,577,432       7,487,517       6,918,424

Interest expense:
  Interest on deposits                             1,419,655       1,537,295       2,840,571       2,939,340
  Interest on other borrowed funds                   270,336         191,126         503,939         366,669
                                                  ----------      ----------      ----------      ----------
      Total interest expense                       1,689,991       1,728,421       3,344,510       3,306,009

      Net interest income                          2,106,889       1,849,011       4,143,007       3,612,415

Provision for loan losses                             99,000          60,000         298,000         120,000
                                                  ----------      ----------      ----------      ----------

      Net interest income after
        provision for loan losses                  2,007,889       1,789,011       3,845,007       3,492,415

Noninterest income:
  Service charge on deposits                         265,815         246,547         528,914         487,781
  Commission on credit life insurance                 10,152           9,088          26,437          20,625
  Investment securities gains and losses, net          9,882              --          31,907              --
  Other                                               76,876          69,046         164,693         154,042
                                                  ----------      ----------      ----------      ----------
      Total noninterest income                       362,725         324,681         751,951         662,448

Noninterest expense:
  Salaries and benefits                            1,058,152         853,567       1,979,993       1,643,325
  Net occupancy expense                              257,255         218,565         470,024         436,685
  Other                                              491,663         474,956       1,007,817         917,346
                                                  ----------      ----------      ----------      ----------
      Total non-interest expense                   1,807,070       1,547,088       3,457,834       2,997,356

      Earnings before income tax expense             563,544         566,604       1,139,124       1,157,507
Income tax expense                                   144,031         154,313         283,815         320,258
                                                  ----------      ----------      ----------      ----------
      Net earnings                                   419,513         412,291         855,309         837,249
                                                  ==========      ==========      ==========      ==========

Basic earnings per share (Note 3)                 $     0.41      $     0.40      $     0.83      $     0.81
Diluted earnings per share (Note 3)               $     0.40      $     0.40      $     0.81      $     0.81
Basic Weighted average shares outstanding
  (Note 6)                                         1,033,157       1,032,770       1,032,964       1,032,770
                                                  ==========      ==========      ==========      ==========
Diluted earnings per share (Note 6)                1,042,892       1,032,770       1,042,699       1,032,770
                                                  ==========      ==========      ==========      ==========

Statement of Comprehensive Income

Net Income                                           419,513         412,291         855,309         837,249

Other Comprehensive Income, net of tax:
     Unrealized Holding gains (losses)
      arising during the period                     (506,197)         (2,180)       (725,097)         (8,903)
     Less: Reclassification adjustment
            for gains (losses) included
            in net income                              5,929              --          18,658              --
                                                  ----------      ----------      ----------      ----------
Comprehensive income                                 (80,755)        410,111         148,870         828,346
                                                  ==========      ==========      ==========      ==========

                             UNITED BANCORPORATION
                            STATEMENT OF CASH FLOWS
                             SIX MONTHS ENDED JUNE
                                  (UNAUDITED)



                                                                                1999               1998
Operating Activities
 Net Income                                                                $    855,309           837,249
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                    298,000           120,000
   Depreciation on Premises and Equipment                                       159,668           148,516
   Amortization of Investment Securities held to maturity                        28,465            34,284
   Amortization of Investment Securities Available for Sale                     118,377            85,053
   (Gain) Loss on Sale of Other Real Estate                                          --                --
   (Gain)Loss on Disposal of Premises and Equipment                              (4,300)           (3,500)
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                            828,270          (352,503)
   Decrease in Accrued Expenses
    and Other Liabilities                                                    (1,177,839)       (1,562,207)
   Earned compensation -- stock option plan                                     117,839
                                                                           ------------      ------------
 Net Cash Provided (Used)  by Operating Activities                            1,223,873          (693,108)
                                                                           ------------      ------------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                      --               875
  Proceeds From Sales of Investment Securities Available for Sale             7,124,043                --
  Proceeds From Maturities of Investment Securities held to maturity            806,636         4,739,229
  Proceeds From Maturities of Investment Securities Available for Sale        7,713,814        22,472,985
  Purchases of Investment Securities held to maturity                                --          (795,202)
  Purchases of Investment Securities Available for Sale                      (6,615,873)      (38,115,882)
  Net Increase in Loans                                                     (21,486,614)       (6,152,338)
  Purchases of Premises and Equipment                                        (1,859,010)         (397,707)
  Proceeds From Sales of Premises and Equipment                                   4,300             3,500
  Purchases of Other Real Estate                                                     --           152,013
  Proceeds From Sales of Other Real Estate                                        5,006                --
                                                                           ------------      ------------
 Net Cash Used by Investing Activities                                      (14,307,698)      (18,092,527)
                                                                           ------------      ------------
Financing Activities
  Net Increase in Deposits,                                                   5,126,546        18,705,621
 Net Increase in securities sold under
  agreement to repurchase                                                     1,117,926         1,465,540
  Cash Dividends                                                                     --          (258,191)
  Increase in Other Borrowed Funds                                            4,615,563         1,789,542
                                                                           ------------      ------------
 Net Cash Provided  by Financing Activities                                  10,800,035        21,702,512
                                                                           ------------      ------------
 Decrease  in Cash and Cash Equivalents                                      (2,223,790)        2,916,877
Cash and Cash Equivalents at Beginning of Period                              9,030,901        11,175,030
                                                                           ------------      ------------
Cash and Cash Equivalents at End of Period                                    6,807,111        14,091,907
                                                                           ============      ============

Supplemental disclosures

Cash paid during the year for:
     Interest                                                                 3,344,634         3,330,155
                                                                           ============      ============

     Income Taxes                                                               415,293           191,500
                                                                           ============      ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

Note 1 - General

The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

In June, 1998, the FASB issued Financial Accounting Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FAS133"). FAS133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity reorganize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Statement No. 137 defers the effective date of Statement No. 133 from June 15, 1999 to June 15, 2000. Statement No. 133, as amended, is now effective for all fiscal quarters beginning after June 15, 2000. Presently, the Corporation is unable to quantify the impact that the adoption of FAS 133 will have on the consolidated financial statements of the Corporation.

Note 3 - Stock Split

The Board of Directors of the Corporation declared a two-for-one split of the Class A Common Stock ("Class A Stock") of the Corporation, to be effected as a 100% stock dividend payable on May 17, 1999 to stockholders of record on April 30, 1999, subject to approval of an amendment to the Certificate of Incorporation of the Corporation to increase the Class A Stock from 975,000 to 5,000,000 shares. The increase in authorized stock was approved by the stockholders of the Corporation at the Annual Meeting of Stockholders held on May 5, 1999. Basic earnings per share on a restated basis for the three months ended June 30, 1998 decreased from $0.80 per share to 0.40 per share. Basic earnings per share on a restated basis for the six months ended decreased from $1.62 to $0.81.

Note 4 - Stock Options

The 1998 Stock Options Plan of United Bancorporation of Alabama, Inc was created in 1998 and became effective after a favorable vote of the Stockholders at the Annual Meeting. Every person who at the date of grant of an Option is an employee of the Company or of any Affiliate (as defined by the Plan) of the Company is eligible to receive Options under this plan. In the first six months of the year 800 options, and 800 shares were issued under the plan.

Note 5 - Private Placement Memorandum

The Company is currently conducting a private placement offering of up to 150,000 shares of its common stock at a price of $22 per share. If all of such shares are sold, the net proceeds of the offering would be anticipated to be approximately $3,287,500. In such event, stockholders' equity would increase by a corresponding amount, and the capital ratios describe above would reflect the improvement resulting from such increased capital. There can be no assurance, however, as to the number of shares which might be sold in such offering, or of the amount (if any) that the Company's capital may be increased as a result of such offering.

Note 6 - Earnings per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three month and nine months ended June 30, 1999 and 1998.

                                                                    Three months                           Six months
                                                                   ended June 30,                        ended June 30,
                                                    1999               1998                1999               1998
Diluted earnings per share:

Weighted average common shares outstanding        1,033,157          1,032,770           1,032,964          1,032,770

Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the quarter            9,735                --                4,895                --

Notal weighted average common shares and
potential common stock outstanding                1,042,892          1,032,770           1,037,859          1,032,770

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 1999, and 1998, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income for the six months ended June 30, 1999, increased $18,060, or 2.16%, as compared to the same period in 1998. Basic earnings per share increased to $0.83 for the six months ended June 30, 1999, as compared to $0.81 in 1998.

Total interest income increased $569,093, or 8.23%, in 1999. Average interest-earning assets were $186,287,279 for the first six months 1999, as compared to $178,655,696 for the same period in 1998, an increase of $7,631,583, or 4.27%. The average rate earned in 1999 was 8.11% as compared to 8.29% in 1998, reflecting slightly lower interest rates during 1999. Thus, the increase in total interest income in 1999 is attributed to the increase in earning assets, and not to the rate environment. Net interest margin increased to 4.49% for the first six months of 1999 as compared to 4.33% for the same period in 1998. This increase has been caused by cost of deposits decreasing over the last year.

Total interest expense increased by $38,501, or 1.16%, in 1999, when compared to the same period in 1998. The increase in deposits has been offset by lower interest rates and alternative funding sources such as the Federal Home Loan Bank. Average interest bearing liabilities increased to $153,829,755 in 1999 from $150,130,350 in 1998, an increase of $3,699,405, or 2.46%. The average rate paid dropped to 4.38% in 1999, as compared to 4.78% in 1998.

The provision for loan losses increased to $298,000 for the first six months of 1999 as compared to $120,000 for the same period in 1998. The growth in the provision for loan loss of 148.33% was primarily due to growth in the loan portfolio. The allowance for loan losses is maintained at a level which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

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


Net charged-off loans for the first six months of 1999 were $116,304, as compared to $146,395 for the same period in 1998.

The allowance for possible loan losses represents 1.28% of gross loans at June 30, 1999, as compared to 1.37% at year-end 1998. Loans on which the accrual of interest had been discontinued was reduced to $391,157 at June 30, 1999, as compared to $420,192 at December 31, 1998.

Total noninterest income increased $89,503 or 13.51%, for the first six months of 1999. Service charges on deposits increased $41,133, or 8.43%, for the first six months. Commissions on credit life increased $5,812 in 1999, or 28.18%. Other income increased during the first six months of 1999 $10,651, or 6.91%.

Total noninterest expense increased $460,478, or 15.36%, during the first six months of 1999. Salaries and benefits increased $336,668 or 20.49%, in the first six months of 1999. Increase in salaries is due to one new branch opening, and the issuance of stock options. Occupancy expense increased $33,339, or 7.63%, in the first six months of 1999. This increase in cost is due to the opening of one new branch. Other expenses increased $90,471, or 9.86%, during the first six months of 1999.

Earnings before taxes for the first six months of 1999 decreased $18,383, or 1.59%, over the same period in 1998. Income tax expense decreased $36,443, or 11.38%, for the first six months of 1999.

Three Months Ended June 30, 1999, and 1998, Compared

Net earnings for the three months ended June 30, 1999 increased $7,222, or 1.75%. Basic Earnings per share increased to $0.41 from $0.40 in 1998.

Total interest income increased $219,448, or 6.13% for the second quarter of 1999. Interest and fees on loans increased $534,614, or 22.65%, in 1999. The average rate earned on interest earning assets during the second quarter of 1999 was 8.10%, as compared to 8.19% for the same period in 1998. Therefore, the increase in interest earned is due to the increase in earning assets. The net interest margin decreased to 4.50% for the second quarter of 1999, as compared to 4.36% for the same period in 1998. Average interest earning assets increased to $187,940,436 in 1999, from $175,166,421 in 1998, an increase of $12,774,015, or 7.29%.

Total interest expense decreased by $38,430, or 2.22%, for the second quarter of 1999. Average interest bearing liabilities for the second quarter of 1999 were $154,650,001 as compared to $145,739,670 for the same period in 1998, an increase of $8,910,331, or 6.11%.

The provision for loan losses increased to $99,000 for the second quarter of 1999 as compared to $60,000 for the same period in 1998. Net charge offs for the second quarter of 1999 were $64,705 as compared to $2,139 net charge offs for the same period in 1998.

Total noninterest income increased $38,044, or 11.72%, for the second quarter of 1999. Service charges on deposits increased $19,268, or 7.82%, in 1999. Commissions on credit life insurance increased $1,064, or 11.71%, for the second quarter of 1999. Other income increased during the second quarter of 1999 by $7,830, or 11.34%, in 1999.

Total noninterest expense increased $259,982, or 16.80%, during the second quarter of 1999. Salaries and benefits increased $204,585, or 23.97%, in 1999. The opening of a new branch and the outstanding options have caused this increase. The 1998 Stock Option Plan of United Bancorporation of Alabama, Inc was created in 1998 and became effective after a favorable vote of the Stockholders at the Annual Meeting. Every person who at the date of grant of an Option is an employee of the Company or of any Affiliate (as defined by the Plan) of the Company is eligible to receive Options under this plan. In the first six months to the year 800 shares were issued under the plan. Occupancy expense increased $38,690, or 17.70%, in 1999. The occupancy expense increase is because the Bay Minette Branch was in operation for the full quarter in 1999. Other expenses increased $16,707 during the second quarter of 1999.

Earnings before taxes for the second quarter of 1999 decreased by $3,060, or .54%. Income taxes increased $31,734, or 20.56%, in the second quarter of 1999.

Financial Condition and Liquidity

Total assets on June 30, 1999, increased $9,949,017, or 5.26%. Average total assets for the first six months of 1999 were $197,772,776. The loan to deposit ratio (net loans) on June 30, 1999, excluding bankers acceptances and commercial paper, was 79.69% as compared to 68.39% on December 31, 1998.

Fed Funds Sold decreased $505,000, or 78.29%, as of June 30, 1999. The investment securities available for sale decreased $9,517,712, or 17.56%, at June 30, 1999. The investment securities held to maturity decreased $835,101, or 4.90%.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 1999 and December 31, 1998. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectability of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                   June                 December
          Description                              1999                     1998
                                                          (Dollars in Thousands)

(A)       Loans accounted for on
          a nonaccrual basis                       $391                     $420

(B)       Loans which are contractually
          past due ninety days or more
          as to interest or principal
          payments (excluding balances
          included in (A) above).                    29                       13

(C)       Loans, the terms of which have
          been renegotiated to provide
          a reduction or deferral of
          interest or principal because of
          a deterioration in the financial
          position of the borrower.                 184                       41

(D)       Other non-performing assets               205                      248

The increase in loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower increase primarily because of one loan that was restructured in bankruptcy court.

The decrease in other non-performing assets was due to the sale of repossessed collateral.

Total deposits increased $5,126,546, or 3.35%, as of June 30, 1999. Noninterest bearing deposits increased $37,558 at June 30, 1999. Interest bearing deposits increased $5,088,988, or 4.04%, as of June 30, 1999.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy.

Total stockholders' equity on June 30, 1999, was $16,314,713, an increase of $266,738, or 1.66%. This increase is due to earnings, net of the decline of the market value of the available for sale portfolio.

Primary capital to total assets at June 30, 1999, was 8.05%, as compared to 8.48% at year end 1998. Total capital and allowances for loan losses to total assets at June 30, 1999, were 8.58%, as compared to 9.24% at December 31, 1998. The Corporation's bank subsidiary, United Bank, had risk based capital of $17,384,000, or 13.30%, at June 30, 1999, as compared to $16,557,000, or 14.85%, at year end 1998. United Bank had excess risk based capital of 5.30% at June 30, 1999 and 6.85% at December 31, 1998, based upon the minimum requirement of 8.00%. Based on management's projection, internal generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but the continual growth into new markets may require the Bank to access external funding sources.

The Company is currently conducting a private placement offering of up to 150,000 shares of its common stock at a price of $22 per share. If all of such shares are sold, the net proceeds of the offering would be anticipated to be approximately $ 3,287,500. In such event, stockholders' equity would increase by a corresponding amount, and the capital ratios describe above would reflect the improvement resulting from such increased capital. There can be no assurance, however, as to the number of shares which might be sold in such offering, or of the amount (if any) that the Company's capital may be increased as a result of such offering.

Year 2000 Issues

The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage Year 2000 challenges. As a result, the Bank formed its Year 2000 committee in May of 1997. The board of directors has established Year 2000 compliance as a strategic initiative. The Bank has also established an ongoing action plan designed to ensure that its operational and financial systems will not be adversely effected by software failures due to processing errors resulting from the Year 2000 issues. The status of the Bank's initiative as of June 30, 1999 is as follows:

     PROBLEM AWARENESS-The Bank is aware of the problems that could potentially arise from Year 2000 problems and has analyzed internal systems (information technology and non-information technology) as well as services provided by third parties. The Bank will maintain initiatives focusing on customer awareness throughout 1999.

     ASSESSMENT PHASE-The Bank has identified all mission critical applications and determined the respective systems which were not Year 2000 ready. The Bank's third party service providers have been contacted to determine their Year 2000 status. The Bank has completed the process of reviewing test results. All third party service providers appear to be year 2000 ready.

     RENOVATION PHASE-As of June 30, 1999, the renovation of all mission critical systems, was essentially complete.

     VALIDATION-All mission critical systems for which and is complete.

     IMPLEMENTATION-Replacement of non-compliant mission critical systems is complete. Results from testing, all of which has been completed, has been thoroughly reviewed and any necessary remedial actions, have been taken.

Through June 30, 1999, the Bank has incurred approximately $35,000 in conjunction with its Year 2000 efforts. Additional expenditures are expected to approximate $50,000. The Bank's internal costs associated with the Year 2000 have not been separately identified. The Bank has an established contingency plan with the third party data processing center, as well as for internal operations which has been tested for Year 2000 issues.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of June 30, 1999. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

  CHANGE IN                              CHANGE IN           CHANGE IN
INTEREST RATES       MARKET VALUE       MARKET VALUE        MARKET VALUE
(BASIS POINTS)          EQUITY             EQUITY             EQUITY %
--------------      --------------     --------------      --------------
      400              9,374.10           (5,747.4)              (38.0)
--------------      --------------     --------------      --------------
      300              10,720.5           (4,401.0)              (29.1)
--------------      --------------     --------------      --------------
      200              12,121.1           (3,000.4)              (19.8)
--------------      --------------     --------------      --------------
      100              13,584.5           (1,537.0)              (10.2)
--------------      --------------     --------------      --------------
       0               15,712.4               0                    0
--------------      --------------     --------------      --------------
     (100)             16,745.4            1,624.0                10.7
--------------      --------------     --------------      --------------
     (200)             18,473.0            3,351.6                22.2
--------------      --------------     --------------      --------------
     (300)             20,325.0            5,203.6                34.4
--------------      --------------     --------------      --------------
     (400)             22,350.4            7,228.9                47.8
--------------      --------------     --------------      --------------



The preceding table indicates that at June 30, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

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

                          PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of security holders of United Bancorporation of Alabama, Inc. was held May 5, 1999. The activities of the meeting were reported on the Corporations Form 10Q for the quarter ended March of 1999.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See Exhibit Index.

         (b) During the quarter ended June 30, 1999 the Corporation did not file a Form 8-K Current Report.


                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED BANCORPORATION OF ALABAMA, INC.

Date:   August 12, 1999
                                               /s/ ROBERT R. JONES III
                                          --------------------------------------
                                          Robert R. Jones III
                                          President and CEO

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
27                 Financial Data Schedule