Form 10-Q
period 1999-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 1999-11-15
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      September 30, 1999
                              -----------------------------

Commission file number      2-78572
                      ------------------


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



                                 (334) 368-2525
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999.

                   Class A Common Stock.... 1,037,325 Shares
                   Class B Common Stock....       -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1999


                                     INDEX


PART I - FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                                                 3

          Condensed Consolidated Statements of Earnings                                         4

          Consolidated Statements of Cash Flows                                                 5

          Notes to Consolidated Financial Statements                                            6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   9

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

Item 2. Changes in Securities

Item 6. Exhibits and Reports on Form 8-K                                                         18

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                   AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


Part I - Financial Information
Item 1.

                                                                  September 30,     December 31,
                                                                      1999              1998
Assets
Cash and due from banks                                           $   8,939,268         8,385,901
Federal funds sold                                                      110,000           645,000
                                                                  -------------     -------------
           Cash and cash equivalents                                  9,049,268         9,030,901
Interest bearing deposits with other
  financial institutions                                                      0                 0
Securities available for sale, at fair values,
   (amortized values $44,802,339 and $53,735,446 respectively)       43,820,915        54,210,192

Investment securities held to maturity, at amortized cost,           15,890,653        17,045,566
   (market values of $15,635,119 and $17,375,946 respectively)
Loans                                                               129,800,780       104,624,631
Less:  Unearned income                                                   28,498           106,471
           Allowance for loan losses                                  1,617,149         1,428,492
                                                                  -------------     -------------
           Net loans                                                128,155,133       103,089,668

Premises and equipment, net                                           4,586,910         2,894,882
Interest receivable and other assets                                  2,969,996         2,922,032
                                                                  -------------     -------------
           Total assets                                           $ 204,472,875       189,193,241
                                                                  =============     =============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                            $  27,585,016        26,953,055
  Interest bearing                                                  135,290,661       125,873,484
                                                                  -------------     -------------
           Total deposits                                           162,875,677       152,826,539

Securities sold under agreements to repurchase                        9,813,004        11,810,188
Other borrowed funds                                                 14,382,494         6,447,356
Accrued expenses and other liabilities                                  912,570         2,061,183
                                                                  -------------     -------------
           Total liabilities                                        187,983,745       173,145,266

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,100,875 and 1,096,320
  respectively shares issued and outstanding.                            11,009            10,963
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                          0                 0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                            0                 0
Surplus                                                               3,669,393         3,471,037
Net unrealized loss on investments
  available for sale                                                   (588,853)          284,877
Retained earnings                                                    13,863,171        12,746,688
                                                                  -------------     -------------
                                                                     16,954,720        16,513,565
Less 63,550 treasury shares, at cost                                    465,590           465,590
                                                                  -------------     -------------
         Total stockholders' equity                                  16,489,130        16,047,975
                                                                  -------------     -------------
         Total liabilities and stockholders' equity               $ 204,472,875       189,193,241
                                                                  =============     =============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30                   September 30
                                                                        1999            1998           1999            1998
Interest income:
  Interest and fees on loans                                        $ 3,039,794       2,380,784      8,619,229       6,980,329
  Interest on investment securities available for sale:
    Taxable                                                             501,658         723,613      1,644,264       2,059,904
    Nontaxable                                                          130,775          78,678        363,745         227,643
  Interest on investment securities held to maturity:
    Taxable                                                              85,912         161,060        263,090         561,605
    Nontaxable                                                          129,681         128,819        399,463         390,749
                                                                    -----------     -----------    -----------     -----------
   Total investment income                                              848,026       1,092,170      2,670,562       3,239,901
  Other interest income                                                  29,110         125,926        114,656         297,074
                                                                    -----------     -----------    -----------     -----------
      Total interest income                                           3,916,930       3,598,880     11,404,447      10,517,304

Interest expense:
  Interest on deposits                                                1,475,976       1,561,542      4,316,547       4,500,882
  Interest on other borrowed funds                                      289,692         199,145        793,631         565,814
                                                                    -----------     -----------    -----------     -----------
      Total interest expense                                          1,765,668       1,760,687      5,110,178       5,066,696
      Net interest income                                             2,151,262       1,838,193      6,294,269       5,450,608

Provision for loan losses                                                99,000          60,000        397,000         180,000
                                                                    -----------     -----------    -----------     -----------

      Net interest income after
        provision for loan losses                                     2,052,262       1,778,193      5,897,269       5,270,608

Noninterest income:
  Service charge on deposits                                            287,184         247,863        816,098         735,644
  Commission on credit life                                              11,579          13,225         38,016          33,850
  Investment securities gains and losses, net                                --          65,355         31,907          65,355
  Other                                                                  64,004          75,785        228,697         229,827
                                                                    -----------     -----------    -----------     -----------
      Total noninterest income                                          362,767         402,228      1,114,718       1,064,676

Noninterest expense:
  Salaries and benefits                                                 996,246         908,908      2,976,239       2,552,233
  Net occupancy expense                                                 256,561         217,401        726,585         654,086
  Other                                                                 505,052         447,908      1,512,869       1,365,254
                                                                    -----------     -----------    -----------     -----------
      Total non-interest expense                                      1,712,859       1,574,217      5,170,693       4,571,573

      Earnings before income tax expense                                657,170         606,204      1,796,294       1,763,711
Income tax expense                                                      177,145         157,664        460,960         477,922
                                                                    -----------     -----------    -----------     -----------
      Net earnings                                                  $   516,025         448,540      1,371,334       1,285,789
                                                                    ===========     ===========    ===========     ===========

Basic earnings per share (Note 3)                                   $      0.46     $      0.43    $      1.29     $      1.24
Diluted earnings per share (Note 3)                                 $      0.46     $      0.43    $      1.28     $      1.24
Basic weighted average shares outstanding (Note 6)                    1,034,084       1,032,770      1,033,342       1,032,770
                                                                    ===========     ===========    ===========     ===========
Diluted weighted average shares outstanding (Note 6)                  1,049,151       1,032,770      1,041,608       1,032,770
                                                                    ===========     ===========    ===========     ===========


Statement of Comprehensive Income

Net Income                                                          $   480,025         448,540      1,335,334       1,285,789

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during the period       (167,291)        265,868       (873,730)        256,965
     Less:  Reclassification adjustment for gains (losses)
                 included in net income                                      --          39,213         19,144          39,213
                                                                    -----------     -----------    -----------     -----------
Comprehensive income                                                $   312,734         675,195        442,460       1,503,541
                                                                    ===========     ===========    ===========     ===========

                     UNITED BANCORPORATION OF ALABAMA INC.
                                AND SUBSIDIARY
                                 CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                            For the Nine Months Ended
                                                                                 September 30
                                                                             1999             1998
Operating Activities
 Net Income                                                               $  1,371,334        1,285,789
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                   397,000          180,000
   Depreciation on Premises and Equipment                                      269,073          227,775
   Amortization of Investment Securities held to maturity                       40,315           48,355
   Amortization of Investment Securities Available for Sale                    154,825          150,723
   (Gain) Loss on Sale of Investment Securities held to maturity                    --               --
   (Gain) Loss on Sale of Investment Securities Available for Sale             (31,907)         (65,355)
   (Gain) Loss on Sale of Other Real Estate                                         --           (3,500)
   (Gain)Loss on Disposal of Premises and Equipment                             (4,300)
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                           (47,964)        (306,706)
   Increase (Decrease) in Deferred Income Taxes                                     --
   Decrease in Accrued Expenses
    and Other Liabilities                                                     (566,143)      (1,228,565)
  Earned compensation - stock option plan                                      150,040               --
                                                                          ------------     ------------
 Net Cash Provided (Used) by Operating Activities                            1,696,273          288,516
Investing Activities
  Proceeds From Interest-bearing Deposits in                                                         --
   Other Financial Institutions                                                     --          100,920
  Proceeds From Sales of Investment Securities Available for Sale            7,499,650        3,087,911
  Proceeds From Maturities of Investment Securities held to maturity         1,114,598        6,383,989
  Proceeds From Maturities of Investment Securities Available for Sale      10,430,035       25,187,160
  Purchases of Investment Securities held to maturity                               --       (1,540,895)
  Purchases of Investment Securities Available for Sale                     (9,119,497)     (46,743,721)
  Net Increase in Loans                                                    (25,462,465)      (6,357,323)
  Purchases of Premises and Equipment                                       (1,961,101)        (650,791)
  Proceeds From Sales of Premises and Equipment                                  4,300            3,500
  Purchases of Other Real Estate                                                    --         (152,013)
  Proceeds From Sales of Other Real Estate                                          --           42,200
                                                                          ------------     ------------
 Net Cash Used by Investing Activities                                     (17,494,480)     (20,639,063)
                                                                          ------------     ------------
Financing Activities
  Net Increase in Deposits,                                                 10,049,138       14,434,467
 Net Increase in securities sold under
  agreement to repurchase                                                   (1,997,184)       1,090,437
  Cash Dividends                                                              (258,394)        (258,192)
  Proceeds from Sale of Common Stock Class A                                    87,876               --
  Increase in Other Borrowed Funds                                           7,935,138        3,837,421
                                                                          ------------     ------------
 Net Cash Provided by Financing Activities                                  15,816,574       19,104,133
                                                                          ------------     ------------
 Decrease in Cash and Cash Equivalents                                          18,367       (1,246,414)
Cash and Cash Equivalents at Beginning of Period                             9,030,901       11,175,030
                                                                          ------------     ------------
Cash and Cash Equivalents at End of Period                                   9,049,268        9,928,616
                                                                          ============     ============

Supplemental disclosures

Cash paid during the year for:
     Interest                                                                4,622,628        5,283,904
                                                                          ============     ============

     Income Taxes                                                              468,543          349,500
                                                                          ============     ============

                    UNITED BANCORPORATION OF ALABAMA, INC.,
                                 AND SUBSIDIARY

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

Note 2 - New Accounting Pronouncement

In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity reorganize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Statement No. 137 defers the effective date of Statement No. 133 from June 15, 1999 to June 15, 2000. Statement No. 133, as amended, is now effective for all fiscal quarters beginning after June 15, 2000. Presently, the Corporation is unable to quantify the impact that the adoption of SFAS 133 will have on the consolidated financial statements of the Corporation.

Note 3  - Stock Split

The Board of Directors of the Corporation declared a two-for-one split of the Class A Common Stock ("Class A Stock") of the Corporation, to be effected as a 100% stock dividend payable on May 17, 1999 to stockholders of record on April 30, 1999, subject to approval of an amendment to the Certificate of Incorporation of the Corporation to increase the Class A Stock from 975,000 to 5,000,000 shares. All share and per share data has been restated to reflect the stock split. The increase in authorized stock was approved by the stockholders of the Corporation at the Annual Meeting of Stockholders held on May 5, 1999.

Note 4 - Stock Options

The 1998 Stock Option Plan of United Bancorporation of Alabama, became effective after a favorable vote of the Stockholders at the Annual Meeting on May 5, 1999. All employees (as defined by the Plan) of the Company are eligible to receive options under the plan. The following summary sets forth activity under the plan:

                                                              1999
                                         ------------------------------
                                                            Weighted
                                                            Average
                                                            Exercise
                                                              Price
Outstanding, beginning of the year                  --    $         --
     Granted                                    44,480           16.00
     Exercised                                   2,055           16.00
     Forfeited                                      --              --

Outstanding, end of quarter                     42,425
                                          ============

Weighted average fair value of options
     Granted during the year                              $    262,600
                                                          ============

Exercisable, end of quarter                     14,921
                                           ============

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock options rather than Financial Accounting Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25 compensation expense is recognized ratably over the vesting period at the excess of market price over the exercise price as of the grant date. The options vest over a period of four to five years, depending on the specific options. For disclosure purposes, the compensation expense related to these options has been allocated over the vesting period.

Note 5 - Private Placement

The Company is currently conducting a private placement offering of up to 150,000 shares of its common stock at a price of $22 per share. If all shares are sold, the net proceeds of the offering would be approximately $3,287,500. There can be no assurance, however, as to the number of shares which might be sold in such offering, or of the amount (if any) that the Company's capital may be increased as a result of such offering.

Note 6 - Earnings per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three month and nine months ended September 30, 1999 and 1998.

                                                           Three months               Nine months
Diluted earnings per share:                             Ended September 30,       Ended September 30,
                                                         1999         1998         1999         1998

Weighted average common shares outstanding             1,034,084    1,032,770    1,033,342    1,032,770

Net effect of the assumed exercise of stock options
based on the treasury stock method using average
market price for the quarter                              15,067           --        8,266           --

Total weighted average common shares and potential
common stock outstanding                               1,049,151    1,032,770    1,041,608    1,032,770


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide a comparative analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation" or the "Bank"), and its subsidiary for the nine months ended September 30, 1999, and 1998. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the nine months ended September 30, 1999, was $1,335,334, an increase of $49,545, or 3.85%, as compared to $1,285,789 for the same period in 1998. Basic earnings per share increased to $1.29 for the nine months ended September 30, 1999 as compared to $1.24 in 1998.

Net interest income through the nine months increased to $6,294,269. The net interest margin was 4.46% for the first nine months of 1999 as compared to 4.27% for the same period in 1998. The increase in net interest income was the product of higher volume of interest earning assets offset by a slight decrease in the average rate earned.

Total interest income increased $887,143, or 8.44%, to $11,404,447 in 1999 from $10,517,304 in 1998. Average interest-earning assets were $188,149,101 for the first nine months 1999, as compared to $171,314,985 for the same period in 1998, an increase of $16,834,116, or 9.83 %. The average rate earned in 1999 on earning assets was 8.10% as compared to 8.22% in 1998. The decrease in average rate earned on earning assets was due to the decrease in the yields in the investment portfolio and the loan portfolio.

Total interest expense increased by $43,482 in 1999 to $5,110,178 from $5,066,696 in 1998. Average interest-bearing liabilities increased to $155,425,164 in 1999 from $140,128,084 in 1998, an increase of $15,297,080, or
10.92%. The average rate paid fell to 4.40% in 1999, from 4.83% in 1998. This decrease is attributed to the decrease in rate in transaction accounts, savings accounts and money market rates. The overall rate paid on certificates of deposits has risen from 5.46% to 5.65%.

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

The provision for loan losses increased to $397,000 for the first nine months of 1999 as compared to $180,000 for the same period in 1998. Net charged-off loans for the first nine months of 1999 were $208,342, as compared to $218,195 for the same period in 1998. Charge-offs are a concern of management, but, in management's opinion, do not represent a deterioration of the overall quality of the loan portfolio.

The allowance for possible loan losses represents 1.25% of gross loans (excluding bankers acceptances and commercial paper) at September 30, 1999, as compared to 1.37% at year-end 1998. Loans on which the accrual of interest had been discontinued amounted to $430,998 at September 30, 1999, as compared to $420,192 at December 31, 1998. Management believes that the allowance for loan losses is appropriate considering the current position of the portfolio and management's assessment of the underlying risk

Total noninterest income increased to $1,114,718 for the first nine months of 1999, as compared to $1,064,676 for the same period in 1998, an increase of $50,042, or 4.70%. Investment security gains were $31,907 for the first nine months of 1999, as compared to losses of $65,355 in 1998. Service charges on deposits increased $80,454 or 10.94% to $816,098 in 1999 from $735,644 in 1998.
Commissions on credit life increased to $38,016 in 1999 from $33,850 in 1998, an increase of $4,166, or 12.31%. Other income decreased during the first nine months of 1999 to $228,697 from $229,827 in 1998, a decrease of $1,130, or
 .49%.

Total noninterest expense increased $644,120, or 14.09%, to $5,215,693 during the first nine months of 1999, as compared to $4,571,573 for the same period in 1998. Salaries and benefits increased to $2,976,239 in 1999 from $2,552,233 in 1998, an increase of $424,006, or 16.61%. This increase is due to the opening of a new branch, and the staffing of a branch to open in the middle of December, and the expense of $150,040 associated with the stock options. Occupancy expense increased $72,499 or 11.08% to $726,585 in 1999 from $654,086 in 1998, primarily because of the new branches. Other expense increased to $1,512,869 during the first nine months of 1999 from $1,365,254 for the same period in 1998, an increase of

$147,615, or 10.81%. Legal fees decreased by $20,141, or 68.77%, to $53,183 for the first nine months in 1999 from $73,324 in 1998. Data processing fees have decreased $8,496 or 4.41% in the past nine months. The remainder of the increases are related to the expansion into Baldwin County.

Earnings before taxes for the first nine months of 1999 increased $32,583, or 1.85%, to $1,796,294 from $1,763,711 for the same period in 1998. Income taxes decreased $16,962 or 3.55%, this decrease is due to the Bank buying more tax free bonds in an effort to decrease the effective tax rate. The effective tax rate has decreased to 25.66% from 27.09%. Net income after taxes increased $85,545 or 6.65% from $1,285,789 in 1998 to $1,335,334 in 1999.

Three Months Ended September 30, 1999, and 1998, Compared

Net earnings for the three months ended September 30, 1999 was $480,025, an increase of $31,485, or 7.02% from $448,540, for the same period last year. Basic earnings per share increased to $.46 for the third quarter of 1999, from $.43 for the same period in 1998.

Total interest income increased $318,050 or 8.84% to $3,916,930 for the third quarter of 1999, as compared to $3,598,880 for the same period in 1998. Interest and fees on loans increased $659,010, or 27.68%, to $3,039,794 in 1999, from $2,380,784 in 1998. The average rate earned on interest earning assets during the third quarter of 1999 was 8.08%, as compared to 8.23% for the same period in 1998. The decrease is related to the growth in the commercial real estate loans of the bank, these loans are highly competitive and at times require lower rates. Average interest earning assets increased to $191,847,407 in 1999, from $177,357,271 in 1998, an increase of $14,490,136, or 8.17%.

Total interest expense increased by $4,981 or .28% from $1,760,687 in 1998 to $1,765,668. Average interest bearing liabilities for the third quarter of 1999 were $158,566,606, as compared to $146,896,597 for the same period in 1998, an increase of $11,670,009 or 7.94%. This increase can be attributed to the growth in deposits in the Baldwin County markets.

Net interest margin increased to 4.43% from 4.11% in the previous third quarter.

The provision for loan losses increased to $99,000 for the third quarter of 1999 as compared to $60,000 for the same period in 1998, primarily due to the overall growth in the loan portfolio. Net charged-off loans for the third quarter of 1999 were $87,749, as compared to $71,800 for the same period in 1998.

Total noninterest income decreased to $362,767 for the third quarter of 1999 as compared to $402,228 in 1998, a decrease of $39,461, or 9.81%. Service charges on deposits increased $39,321, or 15.86%, to $287,184 in 1999, from $247,863 in
1998. There were no investment securities gain and losses during the third quarter of 1999 compared to gains of $65,355 in the third quarter of 1998. Commissions on credit life insurance decreased to $11,579 in 1999 from $13,225 in 1998. Other income decreased during the third quarter of 1999 to $64,004 from $75,785 in 1998, a decrease of $11,781, or 15.54% as a result of losses on repossessed collateral.

Total noninterest expense increased $138,642, or 8.81%, to $1,712,859 during the third quarter of 1999, as compared to $1,574,217 for the same period in 1998. Salaries and benefits increased to $996,246 in 1999, from $908,908 in 1998, an increase of $87,338, or 9.61%. Occupancy expense increased $39,160, or 18.01%, to $256,561 in 1999 from $217,401 in 1998. Other expense increased to $505,052 during the third quarter of 1999, as compared to $447,908 for the same period in 1998, an increase of $57,144, or 12.76%.

Earnings before taxes for the third quarter of 1999 increased by $50,966 or 8.41% to $657,170 from $606,204 for the same period in 1998. Accordingly, income tax expense increased by $19,481 or 12.35% to $177,145 for the three months ended September 30, 1999 from $157,664 for the same period ended 1998. The effective tax rate for the third quarter of 1999 was 26.51% compared to 26.01% for the same period in 1998.

Financial Condition and Liquidity

Total assets on September 30, 1999, were $204,472,875, as compared to $189,193,241 on December 31, 1998, an increase of $15,279,634, or 8.08%.
Average total assets for the first nine months of 1999 were $188,149,101. The loan portfolio growth was funded largely by new deposits, and advances from Federal Home Loan Bank.. Net loans increased to $128,155,133 at September 30, 1999, from $103,089,668 at year end 1998, an increase of $25,065,465, or
24.31%. The loan to deposit ratio (net loans) on September 30, 1999, excluding bankers acceptances and commercial paper, was 79.69%, as compared to 68.46% on December 31, 1998.

Federal funds sold decreased to $110,000 on September 30, 1999, as compared to $645,000 on December 31, 1998, a decrease of $535,000. Investment securities held to maturity decreased to $15,890,653 at September 30, 1999 as compared to $17,045,566 at year end. The investment securities available for sale decreased to $43,820,915 from $54,210,192 at December 31, 1998.

The Company is currently conducting a private placement offering of up to 150,000 shares of its common stock at a price of $22 per share. If all shares are sold, the net proceeds of the offering would be approximately $3,287,500. There can be no assurance, however, as to the number of shares which might be sold in such offering, or of the amount (if any) that the Company's capital may be increased as a result of such offering. The Company has currently sold 2,500 shares at a price of $22.00.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at September 30, 1999 and December 31, 1998. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.


                                                   September 30              December 31
          Description                                      1999                     1998
                                                                  (Dollars in Thousands)
(A)       Loans accounted for on
          a nonaccrual basis                               $430                     $420

(B)       Loans which are contractually
          past due ninety days or more as to
          interest or principal payments
          (excluding balances included in
          (A) above).                                        16                       13

(C)       Loans, the terms of which have
          been renegotiated to provide a
          reduction or deferral of interest
          or principal because of a
          deterioration in the financial
          position of the borrower.                         160                       41

(D)       Other non-performing assets                       196                      248


At September 30, 1999, loans with a total outstanding balance of $6,123,535 were considered potential problem loans. Potential problem loans consist of those loans for which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at September 30, 1999. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Total deposits increased $10,049,138, or 6.58%, to $162,875,677 on September 30, 1999, from $152,826,539 at year-end 1998. Noninterest bearing deposits increased to $27,585,016 at September 30, 1999, from $26,953,055 at year-end 1998, an increase of $631,961, or 2.34%. Interest bearing deposits increased $9,417,177, or 7.48%, to $135,290,661 on September 30, 1999, from $125,873,484 at December 31, 1998. This increase is associated with the expansion into the Baldwin County markets.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 1999, was $16,489,130 an increase of $441,155, or 2.69%, from $16,047,975 at year end
1998.

Primary capital to total assets at September 30, 1999, was 8.06%, as compared to 8.48% at year end 1998. Total capital and allowances for loan losses to total assets at September 30, 1999 were 8.85%, as compared to 9.24% at December 31, 1998. The Corporation's bank subsidiary, United Bank, had risk based capital of $17,914,000, or 13.21%, at September 30, 1999, as compared to $16,557,000, or 14.85% at year end 1998. United Bank had excess risk based capital of 5.21% at September 30, 1999, and 6.85% at December 31, 1998, based upon the minimum requirement of 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future, for existing operations, however, the continued growth into new markets may require the Bank to access external funding sources.

Year 2000 Issues

The Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage Year 2000 challenges. As a result, the Bank formed its Year 2000 committee in May of 1997. The board of directors has established Year 2000 compliance as a strategic initiative. The Bank has also established an ongoing action plan designed to ensure that its operational and financial systems will not be adversely effected by software failures due to processing errors resulting from the

Year 2000 issues. The status of the Bank's initiative as of September 30, 1999 is as follows:

         PROBLEM AWARENESS-The Bank is aware of the problems that could potentially arise from Year 2000 problems and has analyzed internal systems (information technology and non-information technology) as well as services provided by third parties. The Bank will maintain initiatives focusing on customer awareness throughout 1999.

         ASSESSMENT PHASE-The Bank has identified all mission critical applications and determined the respective systems which were not Year 2000 ready. The Bank's third party service providers have been contacted to determine their Year 2000 status. The Bank has completed the process of reviewing test results. All internal systems and third party service providers appear to be Year 2000 ready.

         RENOVATION PHASE-As of September 30, 1999, the renovation of all mission critical systems, was essentially complete.

         VALIDATION-All mission critical systems have been tested and are considered Year 2000 ready.

         IMPLEMENTATION-Replacement of non-compliant mission critical systems is complete. Results from testing, all of which has been completed, have been thoroughly reviewed and any necessary remedial actions have been taken.

Through September 30, 1999, the Bank has incurred approximately $35,000 in conjunction with its Year 2000 efforts. Additional expenditures are expected to approximate $15,000. The Bank's internal costs associated with the Year 2000 have not been separately identified. The Bank has an established contingency plan with the third party data processing center, as well as for internal operations, which has been tested for Year 2000 issues.

Management is continually monitoring Year 2000 issues; however, no definite assurance can be made that the Year 2000 issues will not have a material effect on the operations of the Company.

Item 3. Quantitative and qualitative Disclosures about Market Risk

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

The Bank's exposure to interest rate risk is reviewed on a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in NPV in the event of hypothetical changes in interest rates. Further, interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities. The ALCO is charged with the responsibility of maintaining the level of sensitivity of the Bank's net interest margin within Board approved limits.

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of September 30, 1999. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

------------------------------------------------------------------------------------------------
         CHANGE IN                                     CHANGE IN             CHANGE IN
------------------------------------------------------------------------------------------------
       INTEREST RATES         MARKET VALUE            MARKET VALUE          MARKET VALUE
------------------------------------------------------------------------------------------------
       (BASIS POINTS)            EQUITY                  EQUITY               EQUITY %
------------------------------------------------------------------------------------------------
          400                     8,155.9               (5,830.8)               (41.7)
------------------------------------------------------------------------------------------------
          300                     9,501.6               (4,485.1)               (32.1)
------------------------------------------------------------------------------------------------
          200                    11,051.0               (2,935.7)               (21.0)
------------------------------------------------------------------------------------------------
          100                    12,405.8               (1,580.8)               (11.3)
------------------------------------------------------------------------------------------------
            0                   13,986.70                      0                    0
------------------------------------------------------------------------------------------------
         (100)                   15,672.4                1,685.7                 12.1
------------------------------------------------------------------------------------------------
         (200)                   17,480.9                3,494.2                 25.0
------------------------------------------------------------------------------------------------
         (300)                   19,434.3                5,447.7                 38.9
------------------------------------------------------------------------------------------------
         (400)                   21,559.2                7,572.5                 54.1
------------------------------------------------------------------------------------------------


The preceding table indicates that at September 30, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

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

Part II - Other Information

Item 2. Changes in Securities

                  (c) On September 29, 1999, the Company issued 2,500 shares of its Class A Common Stock to one accredited investor for aggregate cash consideration of $53,000 in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      See Exhibit Index

         (B) During the quarter ended September 30, 1999, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED BANCORPORATION OF ALABAMA, INC.

Date:   November 12, 1999          /s/ Mitch Staples
                                   ----------------------------------
                                   Mitch Staples
                                   Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.1           Financial Data Schedule