Form 10-K
period 1999-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2000-03-30
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 2-78572
   December 31, 1999


                     UNITED BANCORPORATION OF ALABAMA, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              63-0833573
----------------------------                               ---------------------
(State or other jurisdiction                                 (I.R.S. Employer
   of incorporation or                                      Identification  No.)
      organization)

                      P.O. Drawer 8, Atmore, Alabama 36504
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (334) 368-2525

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates as of March 20, 2000 was $27,261,390 based upon the price at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock      Par Value                        Outstanding at March 20, 2000
------------      ---------                        -----------------------------
Class A..........   $.01                                       1,090,531 Shares*
Class B..........   $.01                                            0    Shares


*Excludes 63,550 shares held as treasury stock.

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

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), are in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from seven full service banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley, Lillian, and Bay Minette, Alabama, and it has a drive up facility in Atmore.

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

Competition - The commercial banking business is highly competitive and United Bank competes actively with state and national banks, savings and loan associations, insurance companies, brokerage houses, and credit unions in its market areas for deposits and loans. In addition, United Bank competes with other financial institutions, including personal loan companies, leasing companies, finance companies and certain governmental agencies, all of which engage in marketing various types of loans and other services. The regulatory environment affects competition in the bank business as well.

Employees - The Corporation and its subsidiary had approximately 114 full-time equivalent officers and employees at December 31, 1999. All of the employees are engaged in the operations of United Bank, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The BHC Act requires the Federal Reserve to consider, among other things, anticompetitive effects, financial and managerial resources and community needs in reviewing such a transaction. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, bank holding companies were permitted to acquire banks located in any state without regard to whether the transaction is prohibited under any state law (except that states may establish a minimum age of not more than five years for local banks subject to interstate acquisitions by out-of-state bank holding companies), and interstate branching was permitted beginning June 1, 1997 in certain circumstances.

     With the prior approval of the Superintendent of the Alabama State Department of Banking ("Superintendent") and their primary federal regulators, state banks are entitled to expand by branching within Alabama.

     The Corporation is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Corporation.

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

     Dividends from United Bank constitute the major source of funds for the Corporation. United Bank is subject to state law restrictions on its ability to pay dividends, including the general restrictions that dividends in excess of 90% of United Bank's net earnings,(as defined by statue) may not be declared or paid unless United Bank's surplus is at least equal to 20% of its capital, and that the prior written approval of the Superintendent is required if the total of all dividends declared in any calendar year exceeds the total of United Bank's net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. United Bank is subject to restrictions under Alabama law which also prohibit any dividends from being made from surplus without the Superintendent's prior written approval. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice. Federal law provides that no dividends may be paid which would render the Bank undercapitalized. United Bank's ability to make funds available to the Corporation also is subject to restrictions imposed by federal law on the ability of a bank to extend credit to its parent company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on behalf thereof or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

     The Bank is also subject to the requirements of the Community Reinvestment Act of 1977 ("CRA"). The CRA and the regulations implementing the CRA are intended to encourage regulated financial institutions to help meet the credit needs of their local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of financial institutions. The regulatory agency's assessment of the Bank's CRA record is made available to the public.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous substantially revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 1999, the Bank was "well capitalized", and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

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

     The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the"GLB Act") on November 12, 1999 represented a potentially important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is expected by many commentators. The GLB Act also provides a federal right to financial privacy for certain of individual customers' information. The impact of the passage of the GLB Act on the Corporation and its subsidiary is difficult to determine at this time, but may included increased competitive pressure. The Corporation and its subsidiary have not yet undertaken any actions to avail themselves of any of the advantages provided by the GLB Act.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 1999 and 1998. Averages referred to in the following statistical information are generally average daily balances.


                       AVERAGE CONSOLIDATED BALANCE SHEETS
                                  1999 and 1998
                                    AVERAGES

                             (Dollars In Thousands)


                  Assets                                 1999           1998
                                                       ---------      ---------
Cash and due from banks                                $   8,550      $   7,077
Interest-bearing deposits with
     other financial institutions                              0             51
Federal funds sold and repurchase
     agreements                                            3,554          4,992
Taxable Securities available for sale                     36,673         47,557
Tax-exempt Securities available for sale                  10,369          6,381
Taxable investment securities held to
     maturity                                              5,473         10,526
Tax-exempt investment securities held
     to maturity                                          10,730         10,356
Loans, net                                               120,323         90,419
Premises and equipment, net                                4,027          2,332
Interest receivable and other assets                       2,034          2,120
                                                       ---------      ---------

                  Total assets                         $ 201,733        181,811
                                                       =========      =========

         Liabilities and Stockholders' Equity
Demand deposits - noninterest-bearing                  $  27,215         22,896
Demand deposits - interest-bearing                        35,631         30,984
Savings Deposits                                          16,086         16,140
Time Deposits                                             83,272         79,966
Other borrowed funds                                      10,233          4,561
Repurchase agreements                                     11,833         10,468
Accrued expenses and other liabilities                     1,181          1,645
                                                       ---------      ---------

                  Total liabilities                      185,451        166,660
                                                       ---------      ---------
         Stockholders' equity:
Common Stock                                                  11             11
Surplus                                                    4,137          3,471
Retained earnings                                         12,600         12,135
Less shares held in treasury,
         At cost                                            (466)          (466)
                                                       ---------      ---------


Total stockholders' equity                                16,282         15,151
                                                       ---------      ---------
Total liabilities and
stockholders' equity                                   $ 201,733        181,811
                                                       =========      =========

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities(Dollars in Thousands).

                                                                         Average
                                                            Interest     Rates
                                                 Average    Income/      Earned/
                 1999                            Balance    Expense       Paid
                 ----
Loans, net (1)                                   $120,323     11,594        9.64%
Taxable securities Available for Sale              36,673      2,144        5.85
Tax Exempt sec. available for Sale (2)             10,369        753        7.26
Taxable Securities Held to Maturity                 5,473        342        6.25
Tax Exempt Held to Maturity (2)                    10,730        797        7.43
Federal funds sold and repurchase
      agreements                                    3,554        235        6.61

                                                 --------   --------    --------
Total interest-earning assets                    $187,122     15,865        8.48%
                                                 ========   ========    ========

Savings deposits and demand
  deposits - interest-bearing                    $ 51,717      1,640        3.17%
Time deposits                                      83,272      4,238        5.09
Repurchase agreements                              11,833        498        4.21
Other borrowed funds                               10,233        559        5.46
                                                 --------   --------    --------

Total interest-bearing liabilities               $157,055      6,935        4.42%
                                                 ========   ========    ========
Net interest income/net yield
   on interest-earning assets                               $  8,930        4.77%
                                                            ========    ========

                                                                 Average
                                                    Interest      Rates
                  1998                   Average    Income/      Earned/
                  ----                   Balance    Expense       Paid

Loans, net (1)                          $ 90,419      9,468       10.47%
Taxable securities Available for Sale     47,557      2,844        5.98
Tax Exempt Available for Sale (2)          6,381        489        7.66
Taxable Securities Held to Maturity       10,526        677        6.43
Tax Exempt Held to Maturity (2)           10,356        789        7.62
Federal funds sold                         4,992        278        5.57
Interest-earning deposits with                51          6       11.76
  other financial institutions
                                        --------   --------    --------
Total interest-earning assets           $170,282     14,551        8.55%
                                        ========   ========    ========

Savings deposits and demand
  deposits - interest-bearing           $ 47,124      1,543        3.27%
Time deposits                             79,966      4,384        5.48
Repurchase agreements                     10,468        485        4.63
Other borrowed funds                       4,561        285        6.25

                                        --------   --------    --------

Total interest-bearing liabilities      $142,119      6,697        4.71%
                                        ========   ========    ========
Net interest income/net yield
   on interest-earning assets                      $  7,854        4.61%
                                                   ========    ========

(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1999 and 1998.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances

                                                                        Interest Income
                                                                            Expense                               Variance As to
                                                                        ---------------                           --------------
1999                     1998                                         1999          1998         Variance        Rate     Volume
----                     ----                                         ----          ----         --------        ----     ------
$120,323                90,419    Loans (Net)                        11,594         9,468           2,126        (670)     2,796
  36,673                47,557    Taxable Securities AFS(1)           2,144         2,844            (700)        (61)      (639)
  10,369                 6,381    Tax Exempt Securities AFS (2)         753           489             264         (24)       288
   5,473                10,526    Taxable Securities HTM(3)             342           677            (335)        (16)      (319)
  10,730                10,356    Tax Exempt HTM (2)                    797           789               8         (15)        23
   3,554                 4,992    Fed Funds Sold                        235           278             (43)         79       (122)
     0                      51    Interest Bearing Deposits               0             6              (6)         (3)        (3)
 187,122               170,282    Total Interest Earning Assets      15,865        14,551           1,314        (710)     2,024

                                  Savings and Interest Bearing
  51,717                47,124    Demand Deposits                     1,640         1,543              97         (44)       141
  83,272                79,966    Other Time Deposits                 4,238         4,384            (146)       (348)       202
  11,833                 4,561    Other Borrowed Funds                  559           285             274         (71)       345
  10,233                10,468    Repurchase Agreements                 498           485              13          15         (2)
 157,055               142,119    Total Int Bearing Liabilities       6,935         6,697             238        (448)       686

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1) Available for Sale (AFS)
(2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1999 and 1998.
(3) Held to Maturity (HTM)

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.


(Dollars in Thousands)
Average Balances

                                                                        Interest Income
                                                                             Expense                               Variance As to
                                                                        ---------------                            --------------
1998                    1997                                           1998          1997         Variance        Rate      Volume
----                    ----                                           ----          ----         --------        ----      ------
$90,419                 79,023    Loans (Net)                          9,468         8,340           1,128         (63)      1,191
 47,557                 33,694    Taxable Securities AFS(1)            2,844         2,116             728         (96)        824
  6,381                  4,503    Tax Exempt Securities AFS (2)          489           374             115         (27)        142
 10,526                 15,409    Taxable Securities HTM(3)              677           987            (310)         (2)       (308)
 10,356                  7,530    Tax Exempt HTM (2)                     789           592             197         (18)        215
  4,992                  4,191    Fed Funds Sold                         278           232              46           1          45
     51                    102    Interest Bearing Deposits                6            11              (5)          1          (6)
170,282                144,452    Total Interest Earning Assets       14,551        12,652           1,899        (204)      2,103

                                  Savings and Interest Bearing
 47,124                 32,400    Demand Deposits                      1,543           900             643         183         460
 79,966                 75,671    Other Time Deposits                  4,384         4,112             272         102         170
  4,561                  1,822    Other Borrowed Funds                   285           118             167          (4)        171
 10,468                  8,432    Repurchase Agreements                  485           403              82         (12)         94
142,119                118,325    Total Int. Bearing Liabilities       6,697         5,533           1,164         269         895

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. Approximately 27% of the Bank's investments are in investment securities held to maturity and 73% are securities available for sale. The Bank's loan policy establishes the optimal loan to deposit ratio as being 75%. This ratio as of December 31, 1999 was 67.51%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Management intends that funding for this growth will come from deposit growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

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


                     Investment Securities Held to Maturity
                           December 31, 1999 and 1998

                             (Dollars in Thousands)



                                 ----------------------      -----------------------
                                 Amortized                   Amortized
                                   Cost            %           Cost             %

U.S. Government Agencies            2,994          19.3          2,993          17.6
Mortgage Backed Securities          2,141          13.8          2,963          17.4
State and Municipal                10,410          66.9         11,089          65.0
                                  -------       -------        -------       -------
  Total Amortized Cost            $15,545         100.0%       $17,045         100.0%
                                  =======       =======        =======       =======

Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                           December 31, 1999 and 1998
                             (Dollars in Thousands)

                                     1999                        1998
                            ------------------------    ------------------------
                               Amortized Weighted          Amortized Weighted
                                 Cost Avg Yld                Cost Avg Yld
U.S. Government Agencies
     Within one year        $        0          0.00%   $        0          0.00%
     1 - 5 years                     0          0.00             0          0.00
     5 - 10 years                2,994          6.51         2,993          6.50
     After 10 years                  0             0             0          0.00

                            ----------    ----------    ----------    ----------
                            $    2,994          6.51%   $    2,993          6.50%
                            ==========    ==========    ==========    ==========
State & Municipal (1)
     Within one year        $      375          7.80%   $      200          6.44%
     1 - 5 years                 1,644          8.19         1,457          7.80
     5 - 10 years                3,728          7.29         3,426          7.53
     After 10 years              4,663          8.31         6,006          8.12

                            ----------    ----------    ----------    ----------
     Total                  $   10,410          7.91%   $   11,089          7.87%
                            ==========    ==========    ==========    ==========

Mortgage Backed
     Securities
     1 - 5 years            $      165          6.01%   $      253          6.04%
     5 - 10 years                1,109          6.55         1,121          6.40
     After 10 years                867          7.59         1,589          7.32

                            ----------    ----------    ----------    ----------
     Total                  $    2,141          6.93%   $    2,963          6.86%
                            ==========    ==========    ==========    ==========



     Total Yield                                7.51%                      7.45%
                                          ==========                  ==========

     Total Amortized Cost   $   15,545                  $   17,045
                            ==========                  ==========


(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1999 and 1998.

                    Investment Securities Available for Sale
                           December 31, 1999 and 1998

                             (Dollars in Thousands)


                                      1999                         1998
                             ----------------------       -----------------------
                             Amortized          %          Amortized          %
                                Cost                          Cost

U.S. Treasury                 $ 8,592          19.4%        $10,618          19.8%
U.S. Government Agencies        1,503           3.4           3,754           7.0
Mortgage Backed Securities     20,434          46.1          27,426          51.0
Collateralized Mortgage
    Obligations                     0             0             596           1.1
State and Municipal            12,617          28.5           9,668          18.0
Other                           1,164           2.6           1,673           3.1

                             -------        -------         -------        -------
        Total                $44,310          100.0%        $53,735          100.0%
                             =======        =======         =======        =======

Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                           December 31, 1999 and 1998
                             (Dollars in Thousands)

                                   1999                  1998
                            ------------------    ------------------
                            Amortized Weighted    Amortized Weighted
                              Cost    Avg Yld       Cost    Avg Yld
U.S. Treasury Securities
  Within one year            $ 2,003      6.20%     2,509      5.80%
  1 - 5 years                  6,589      5.91      8,109      6.09

                             -------   -------    -------   -------
                             $ 8,591      5.96     10,618      6.02
                             =======   =======    =======   =======
U.S. Government Agencies
excluding Mortgage Backed
Securities
  1 - 5 years                  1,000      5.81      1,752      5.25
  5 - 10 years                     0      0.00      1,497      6.45
  After 10 years                 503      7.95        505      7.93

                             -------   -------    -------   -------
  Total                      $ 1,503      6.53%     3,754      6.09%
                             =======   =======    =======   =======

Mortgage Backed Securities

 Within one year             $   315      8.48%        92      7.00%
  1 - 5 years                      0      0.00        955      6.98
  5 - 10 years                 2,032      6.75      3,303      6.79
  After 10 years              18,087      6.45     23,076      6.44

                             -------   -------    -------   -------
  Total                      $20,434      6.51%    27,426      6.50%
                             =======   =======    =======   =======

Collateralized Mortgage
Obligations
  After 10 years             $     0         0        596      4.64%

                             -------   -------    -------   -------
  Total                      $     0         0%       596      4.64%
                             =======   =======    =======   =======

State & Municipal (1)
  Less than 1 year                65      7.20%       486     10.12
  1 - 5 years                  1,934      8.04      1,465      7.78
  5 - 10 years                 2,445      8.45      2,594      6.83
  After 10 years               8,173      7.51      5,123      8.02

                             -------   -------    -------   -------
  Total                      $12,617      7.77%     9,668      7.75%
                             =======   =======    =======   =======


Continued on next page..

Continued from previous page


                                      1999                        1998
                            ------------------------    -----------------------
                            Amortized      Weighted     Amortized      Weighted
                              Cost         Avg Yld        Cost         Avg Yld
Other Securities
     Less than 1 year       $        0          0.00%   $    1,170         7.71%
     1 - 5 years                     0          0.00             0            0
     5 - 10 years                  503          6.25           503         6.25
     After 10 Years                662          7.25
                            ----------    ----------    ----------   ----------
     Total                  $    1,165          6.82%   $    1,673         8.28%
                            ==========    ==========    ==========   ==========

     Total Yield                                6.77%                      6.60%
                                          ==========                 ==========

     Total amortized cost   $   44,310                  $   53,735
                            ==========                  ==========

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 1999 and 1998.

Relative Lending Risk - United Bank is located in a primarily rural market composed of lower to middle income families. The primary economic influence in the area is timber and agricultural production, and the Bank's loan portfolio is reflective of this market. The Bank's ratio of loans to assets or deposits is comparable to its peer banks serving similar markets.

The risks associated with the Bank's lending are primarily interest rate risk and credit risks from concentrations or types of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 32.71% of the portfolio maturing in one year or less. In addition, 29.55% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

Commercial lending requires an understanding of the customers' business and financial performance. The Bank's commercial customers are primarily small to middle market enterprises. The larger commercial accounts are managed by the Senior Commercial Officer. Risks in this category are primarily economic. Shifts in local and regional conditions could have an effect on individual borrowers; but, as previously mentioned, the Bank spreads this risk by serving multiple communities. As with the other categories, these loans are typically collateralized by assets of the borrower. In most situations, the personal assets of the business owners also collateralize the credit.

Agricultural lending is a specialized type of lending for the Bank. Due to the unique characteristics in this type of loan, the Bank has a loan officer dedicated to this market. Collateral valuation and the experience of the borrower play heavily into the approval process. This loan category includes financing of equipment, crop production, timber, dairy operations and others. Given the broad range of loans offered, it is difficult to generalize risks in agricultural lending. The area of greatest attention and risk is crop production loans. Risks associated with catastrophic crop losses may be mitigated by crop insurance, government support programs, experience of the borrower, collateral other than the crop and the borrower's other financial resources. Routine visitations and contact with the borrower help inform the Bank about crop conditions.

Real estate loans, whether they are construction or mortgage, generally have lower delinquency rates than other types of loans in the portfolio. The Bank makes very few long term, fixed rate mortgage loans; however, it does offer loans with repayment terms based on amortization of up to 15 years with balloon features of shorter durations. The Bank does offer several different long-term mortgage programs provided by third party processors.

Installment loans are generally collateralized. Given the small dollar exposure on each loan, the risk of a significant loss on any one credit is minimized. Pricing and close monitoring of past due loans enhance the Bank's returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 1999 is approximately $25,662, an increase of $4,590 from 1998. This increase in the average loan size is due to the shift of loans to commercial real estate, financial, and agriculture loans, and 1-4 family loans from the installment loan portion of the portfolio.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                            LOAN PORTFOLIO MATURITIES

                                December 31, 1999

                             (Dollars in Thousands)



                                       REMAINING MATURITY
                             -------------------------------------
                                        One-      After
                             One Year   Five      Five
                             or Less    Years     Years     Total
                             --------  -------   -------   -------
Commercial, Financial
     and agricultural        $25,789    29,709    21,208    76,706
Real estate - construction     2,269     1,060       256     3,585
Real estate - mortgage         3,489    17,546     4,288    25,323
Installment loans to
     individuals               8,918     8,719       445    18,082

                             -------   -------   -------   -------
     Total                    40,465    57,034    26,197   123,696
                             =======   =======   =======   =======

                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)

                          Predetermined    Floating
                               Rate          Rate      Total
                          -------------    --------    -----
Commercial, financial
  and agricultural           $32,128         18,789    50,917
Real estate - construction       955            361     1,316
Real estate - mortgage        18,873          2,961    18,873
Installment loans to
  individuals                  9,043            121     9,164

For additional information regarding interest rate sensitivity see Interest Rate Sensitivity in Item 7 below and Item 7A below.

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

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 1999, pursuant to the definition within SFAS 114, the Corporation had one $83,979 impaired loan.

The following table sets forth the Corporation's non-performing assets at December 31, 1999 and 1998. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

            Description
            -----------                               1999           1998
                                                      ----           ----
                                                     (Dollars in Thousands)

(A)      Loans accounted for on                      $ 674          $ 420
         a nonaccrual basis
(B)      Loans which are contractually

         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                        28             13
(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because
         of a deterioration in the
         financial position of the
         borrower.                                     122             41

(D)      Other non-performing assets                   257            248
                                                     -----           ----

                              Total                  1,081            722
                                                     =====           ====

If the loans in (A) above had been current throughout their term, interest income would have been increased by $36,625 and $32,821 for 1999 and 1998, respectively. Of the assets in (D) above, at the end of 1999 $195,337 was other real estate owned (OREO) and $61,500 was repossessed collateral, and in 1998 $200,344 was OREO and $48,615 was repossessed collateral.

At December 31, 1999, loans with a total outstanding balance of $2,634,347 were considered potential problem loans. Potential problem loans consist of those loans for which management has doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 1999. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 1999, the Corporation had $13,392,804 of agriculture-related loans. Agriculture loans accounted for $39,543 and $42,170 of nonaccrual loans in 1999 and 1998, respectively.

                         Summary of Loan Loss Experience

                                           1999         1998         1997
                                           ----         ----         ----
Average amount of loans
   outstanding, net                   $ 120,323       90,419       79,032
                                      =========    =========    =========
Allowance for loan
   losses, beginning January 1            1,428        1,443        1,244
                                      ---------    ---------    ---------

Losses charged off:
   Commercial, financial
      and agricultural                      (27)        (130)         (12)
   Real estate - mortgage                    (0)          (0)          (2)
   Installment loans to
      individuals                          (270)        (175)        (170)
                                      ---------    ---------    ---------

   Total charged off                       (297)        (305)        (184)

Recoveries during the period:
   Commercial, financial and
      agricultural                           13           10            3
   Real estate - mortgage                     0            0            0
   Installment loans to individuals          36           40           40
                                      ---------    ---------    ---------

      Total recoveries                       49           50           43
                                      ---------    ---------    ---------
                                           (248)        (255)        (141)

Additions to the allowance
   charged to operations                    496          240          340

                                      ---------    ---------    ---------
      Total allowance, ending
         December 31                  $   1,676    $   1,428    $   1,443
                                      =========    =========    =========

Ratio of net charge offs during
  the period to average loans
  outstanding                               .21%         .28%         .18%


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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned classifications as follows: substandard (15%), doubtful (50%), and loss (100%).

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

The table below reflects an allocation of the allowance for the years ended December 31, 1999 and 1998. The allocation represents an estimate for each category of loans based upon historical experience and management's judgement. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Management does consider, however, the allowance for loan losses to be adequate for the reported periods.


                                         Loans as a
                       Allowance      percent of total
                     1999     1998     1999      1998
                    ------   ------   ------    ------
Commercial,
Financial &
Agricultural        $1,039      780     62.0      61.0%

Real Estate -
Construction            49       15      2.9       3.1

Real Estate -
Mortgage               352       87     20.5      20.1

Installment Loans      236      546     14.6      15.8

                    ------   ------   ------    ------
Total Allowance     $1,676    1,428    100.0%    100.0%
                    ======   ======   ======    ======

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

Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which then must be approved by the Bank's senior commercial loan officer and the CEO.

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 1999 and 1998 by category.

                                                   Average
                           Deposits               rate paid
                        1999       1998        1999        1998
                      --------   --------    --------    --------
Noninterest-bearing
  demand deposits     $ 27,434     22,896           0%          0%
                      ========   ========    ========    ========

Interest-bearing
  deposits:
    Demand            $ 35,631     30,984        4.01%       3.48%
    Savings             16,086     16,140        2.45        2.88
    Time                83,272     79,966        5.09        5.48

                      --------   --------    --------    --------
                      $134,989    127,090        4.68%       4.66%
                      ========   ========    ========    ========


The following shows the amount of time deposits outstanding at December 31, 1999, classified by time remaining until maturity.

                              $100,000
                            Certificates   Other time
      Maturity               of deposit     deposits

Three months or less          $ 7,263        15,207
Three to six months             7,049        23,215
Six to twelve months            7,969        13,083
Twelve months to five years     2,253        10,253

                              -------       -------
                              $24,534       $61,750
                              =======       =======

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.

                   Maximum                                                Average
                   Outstanding                 Average                    Interest
                   At Any        Average      Interest     Ending         Rate at
                   Month End     Balance        Rate       Balance        Year-end
                   -----------   -------      ---------    -------        --------
                                     (Dollars In Thousands)
1999

Securities sold    $13,514       11,833         4.23%        8,935         4.62%
under agreements
to repurchase

Other short term
borrowings         $ 4,905          983         4.72           525         5.16

1998

Securities sold    $11,810       10,468         4.62     1   1,810         3.88
under agreements
to repurchase

Other short term
borrowings         $ 5,180          190         6.08             0         0.00


Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 1999 and 1998

                           1999      1998
                           ----      ----
Return on average assets     .97%    1.06%
                           =====    =====

Return on average equity   11.96%   12.76%
                           =====    =====

Dividend pay-out ratio     29.99%   29.39%
                           =====    =====

Ratio of average equity
 to average assets          8.07%    8.33%
                           =====    =====

ITEM 2. PROPERTIES

The Corporation's bank subsidiary occupies eight offices which the subsidiary owns or leases. The offices are located in Escambia County

(cities of Atmore and Flomaton), Monroe County (cities of Monroeville and Frisco
City), and Baldwin County (cities of Foley, Lillian, and Bay Minette) Alabama, with the principal office located in Atmore, Alabama. The office in Atmore is a modern, three story, brick building while the other offices (other than the present Lillian and Bay Minette offices) are similar, modern, one story, brick buildings. The subsidiary bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring 2004. The Foley office is leased for a twenty year period, expiring in 2016. The office in Lillian is a modern two story brick building which is located on property owned by the Corporation and leased to the subsidiary . The lease is for a five year period ending in June of 2002. The Corporation purchased a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five year period ending in December of 2003.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation's authorized common shares consist of the following:

(1) 5,000,000 shares of Class A common stock, $.01 par value per share, of which 1,151,081 shares issued of which 1,091,531 are outstanding and held by approximately 550 shareholders of record, as of March 20, 2000.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 20, 2000.


There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends of $.55 per share in 1999 and $.55 per share in 1998 (adjusted for effects of two for one stock split in May of 1999). The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 14 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in Thousands except per share data)


                                        1999       1998       1997        1996       1995
                                      --------   --------   --------    --------   --------
Income statement data:
  Interest income                     $ 15,338     14,117     12,323      11,093     10,495
  Interest expense                       6,935      6,697      5,533       4,952      4,560

                                      --------   --------   --------    --------   --------
  Net interest income                    8,404      7,420      6,790       6,141      5,935
  Provision for
    loan losses                            496        240        340         171        204

                                      --------   --------   --------    --------   --------
  Net interest income after
Provision for
    loan losses                       $  7,908      7,180      6,450       5,970      5,731
                                      ========   ========   ========    ========   ========
  Investment securities gains/
    (losses), net                     $     32        133        (29)         35         32
                                      ========   ========   ========    ========   ========

  Net Earnings                        $  1,947      1,932      1,730       1,473      1,230
                                      ========   ========   ========    ========   ========

Balance sheet data:
  Total assets                        $221,967    189,193    164,545     145,278    140,466
                                      ========   ========   ========    ========   ========

  Total loans, net                    $122,000    103,090     85,328      63,002     62,603
                                      ========   ========   ========    ========   ========

  Total deposits                      $183,208    152,826    135,282     123,075    117,743
                                      ========   ========   ========    ========   ========

  Total stockholders'
    equity                            $ 17,647     16,048     14,627      13,263     12,398
                                      ========   ========   ========    ========   ========

Per share data:
  Basic earnings per share            $   1.88       1.87       1.67        1.43       1.19
                                      ========   ========   ========    ========   ========

         Diluted earnings per share   $   1.86       1.87       1.67        1.43       1.19
                                      ========   ========   ========    ========   ========
  Cash dividends per
    Share(1)                          $    .55        .55        .55         .25        .25
                                      ========   ========   ========    ========   ========


     (1) Per Share data prior to 1999 reflects two for one split in May of 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review is presented to provide an analysis of the consolidated results of operations of the Corporation and its subsidiary. This review should be read in conjunction with the consolidated financial statements included under Item 8.

                              SUMMARY OF OPERATIONS

The Corporation's 1999 net income was $1,947,776, as compared to a net income in 1998 of $1,932,819. Average net interest spread increased by 22 basis points from 3.84% in 1998 to 4.06% in 1999. Average interest earning assets, which increased from $170,282,000 in 1998 to $187,122,000 in 1999, produced a $982,795 increase in net interest income in 1999. Noninterest income decreased by $53,247 from $1,529,260 in 1998 to $1,476,013 in 1999. The provision for loan losses in 1999 was $496,000 as compared to $240,000 in 1998. The 1999 provision was the amount established by management to maintain the allowance at the appropriate level. Noninterest expenses for 1999 increased $720,809 from $6,089,203 in 1998 to $6,810,012 in 1999.

The Corporation's 1998 net income was $1,932,819, as compared to a net income in 1997 of $1,729,559. Average net interest spread decreased by 23 basis points from 4.07% in 1997 to 3.84% in 1998. Average interest earning assets, which increased from $144,452,000 in 1997 to $170,282,000 in 1998, produced a $730,142 increase in net interest income in 1998. Noninterest income decreased by $256,463 from $1,785,723 in 1997 to $1,529,260 in 1998. Most of this decrease is attributed to a $500,000 insurance settlement that was received in 1997. The provision for loan losses in 1998 was $240,000 as compared to $340,000 in 1997. The 1998 provision was the amount established by management to maintain the allowance at the appropriate level. Noninterest expenses for 1998 increased $286,327 from $5,802,876 in 1997 to $6,089,203 in 1998.

                               NET INTEREST INCOME
                             (Dollars in Thousands)

                                                    1999      1998     1997
                                                  -------   -------   -------

Interest income (1)...........................    $15,865    14,551    12,652
Interest expense..............................    $ 6,935     6,697     5,533

                                                  -------   -------   -------
   Net interest income........................      8,830     7,854     7,119
Provision for
   loan losses................................        496       240       340

                                                  -------   -------   -------
Net interest income after
   provision for
   loan losses on a tax equivalent
   basis......................................      8,434     7,614     6,779
Less: tax equivalent
   adjustment.................................        527       434       328

                                                  -------   -------   -------
Net interest income after
   provision for
   loan losses................................    $ 7,907     7,180     6,451
                                                  =======   =======   =======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 1999, 1998, and 1997.

Total interest income (on a FTE) increased to $15,865,000 in 1999, from $14,551,000 in 1998, an increase of $1,314,000, or 9.03%. This increase is a function of the average earning assets increasing $16,840,000 while slightly lower interest rates offset the increase. Average loans increased $29,904,000 while the average rate earned decreased 0.83%. The average interest rate (FTE) earned on all earning assets in 1999 decreased to 8.48% from 8.55% in 1998. The interest rate spread increased from 3.83% in 1998 to 4.06% in 1999, as interest rates dropped on interest bearing liabilities, and decreased slightly on the interest earning assets. Average taxable investment securities for 1999 were $42,807,000, as compared to $58,083,000 for 1998, a decrease of $15,276,000, or
26.30%. Average tax-exempt investment securities increased $4,362,000, or 26.06%, to $21,099,000 in 1999 from $16,737,000 in 1998. This total decrease was the result of the growth in the loan portfolio. The average volume of federal funds sold decreased to $2,893,000 in 1999 from $4,992,000 in 1998, a decrease of $2,099,000 or 42.05%. Average interest earning deposits with other financial institutions decreased to $0 in 1999, from $51,000 in 1998 as a result of the certificate of deposit maturing.

Total interest expense increased $238,000, or 3.55%, to $6,935,000 in 1999, from $6,697,000 in 1998. This increase is a function of the increase in the volume of interest bearing liabilities and the decrease in interest rates. The average rate paid on interest-bearing liabilities in 1999 was 4.42% as compared to 4.71% in 1998. Average interest-bearing liabilities increased to $157,055,000 in 1999, from $142,119,000 in 1998, an increase of $14,936,000, or 10.51%. Average savings and interest-bearing demand deposits increased $4,593,000 or 9.75% to $51,717,000 in 1999, from $47,124,000 in 1998. Average time deposits increased to $83,272,000 in 1999, from $79,966,000 in 1998, an increase of
$3,306,000, or 4.13%. The average rate paid on time deposits decreased to 5.09% in 1999 from 5.48% in 1998. This slight decrease in the rate paid on time deposits during 1999 was due to the lower interest rates in the first half of the year.

Total interest income (on a FTE) increased to $14,551,000 in 1998, from $12,652,000 in 1997, an increase of $1,899,000, or 15.01%. Of this increase
110.74% was due to the average earning assets increasing $25,881,000 while slightly lower interest rates in interest income off set the increase. Average loans increased $11,396,000 while the average rate earned decreased 0.08%. The average interest rate (FTE) earned on all earning assets in 1998 decreased to 8.55% from 8.75% in 1997. The interest rate spread decreased from 4.07% in 1997 to 3.84% in 1998, as interest rates rose slightly on interest bearing liabilities, and decreased on the interest earning assets. Average taxable investment securities for 1998 were $58,083,000, as compared to $49,103,000 for 1997, an increase of $8,980,000, or 18.29%. Average tax-exempt investment securities increased $4,704,000, or 39.09%, to $16,737,000 in 1998 from
$12,033,000 in 1997. These average increases were funded largely by a public fund deposit in the first quarter of 1998. The deposit is under a three year contract to end in 2001. The rate paid on the deposit is 61.8% of prime. Currently the deposit is earning 4.790%. The deposit account averaged $11,510,585 in 1998. The average volume of federal funds sold increased to $4,992,000 in 1998 from $4,191,000 in 1997, an increase of $801,000 or 19.11%.
Average interest earning deposits with other financial institutions decreased to $51,000 in 1998, from $102,000 in 1997. The single certificate of deposit matured in 1998.

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

                            PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate and indicative of the associated risk, as determined by management in accordance with Generally Accepted Accounting Principles (GAAP), in the current portfolio. The provision for loan losses for the year ended December 31, 1999 was $496,000, as compared to $240,000 in 1998, an increase of

$256,000, or 106.67%. The change in provision is primarily a function the increase in volume in the loan portfolio. The charge in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 1999 represents 1.36% of gross loans, as compared to 1.37% at December 31, 1998. The overall allowance as a percentage of the loan portfolio as of December 31, 1999 remained relatively unchanged as compared to that at December 31, 1998.

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

                               NONINTEREST INCOME

                                   1999         1998         1997
                                ----------   ----------   ----------
Service charges on
     deposits                   $1,108,164    1,010,712      996,164
Commission - credit
     life insurance             $   45,878       46,242       68,704
Investment securities
     gains and (losses) (net)       31,907      132,828      (28,602)
Other                              290,064      339,478      749,457
                                ----------   ----------   ----------

     Total                      $1,476,013   $1,529,260    1,785,723
                                ==========   ==========   ==========


Total noninterest income decreased $53,247 or 3.48%, to $1,476,013 in 1999, as compared to $1,529,260 in 1998.

Service charge income increased to $1,108,164 in 1999, from $1,010,712 in 1998, an increase of $97,452, or 9.64%. Commissions on credit life insurance decreased $364, or .79%, to $45,878 in 1999, from $46,242 in 1998. Other income decreased to $290,064 in 1999, from $339,478 in 1998, a decrease of $49,414 or 14.56%.
This decrease is partly attributed to higher interest rates that decrease the demand for refinancing, therefore, reducing the fee income from third party mortgages.

Total noninterest income decreased $256,463 or 14.36%, to $1,529,260 in 1998, as compared to $1,785,723 in 1997.

Service charge income increased to $1,010,712 in 1998, from $996,164 in 1997, an increase of $14,548, or 1.46%. Commissions on credit life insurance decreased $22,462, or 32.69%, to $46,242 in 1998, from $68,704 in 1997. Other income decreased to $339,478 in 1998, from $749,457 in 1997, a decrease of $409,979 or
54.70%. The increase in other income in 1997 was attributable to a $500,000 settlement the Corporation received from its insurance company. Therefore, other income actually increased by $90,021 when adjusted for the insurance settlement.

                               NONINTEREST EXPENSE

                              1999         1998         1997
                              ----         ----         ----
Salaries and benefits   $3,879,425    3,405,746    3,002,501
Net occupancy            1,003,641      826,067      841,008
Other                    1,926,946    1,857,390    1,959,367

                        ----------   ----------   ----------
         Total          $6,810,012    6,089,203    5,802,876
                        ==========   ==========   ==========

Total noninterest expense increased $720,809, or 11.84%, to $6,810,012 in 1999, from $6,089,203 in 1998. Other expense increased to $1,926,946 in 1999, from $1,857,390 in 1998, an increase of $69,556, or 3.75%. This increase can be attributed to a new branch in Bay Minette, and the Lillian branch being open a full year. Salaries and other compensation expense increased $473,679 or 13.91% to $3,879,425 in 1999 from $3,405,746 for 1998. A substantial portion of this increase can be attributed to the stock options issued to the Board and a key employee of the Corporation under the United Bancorporation of Alabama, Inc. 1998 Stock Option Plan.

Income tax expense for 1999 was $625,762 as compared to $687,980 in 1998. Basic earnings per share in 1999 were $1.88, as compared to a basic earnings per share of $1.87 in 1998. Diluted earnings per share in 1999 were $1.86 and $1.87 in 1998. Return on average assets for 1999 was .97%, as compared to 1.06% in 1998. Return on average equity was 11.96% in 1999, as compared to 12.76% in 1998.

                                      LOANS AT DECEMBER 31
                                1999           1998           1997
                                ----           ----           ----
Commercial, financial
     and agricultural   $ 76,705,657     63,792,383     51,307,365

Real estate
     -construction         3,585,107      3,212,719      1,319,684
Real estate
     - mortgage           25,322,667     21,025,234     16,178,243
Installment loans to
     individuals          18,082,531     16,594,295     18,432,583

                        ------------   ------------   ------------
                        $123,695,962    104,624,631     87,237,875
                        ============   ============   ============


Total loans increased to $123,695,962 at December 31, 1999, from $104,624,631 at year end 1998, an increase of $19,071,331, or 18.23%.

Commercial, financial and agricultural loans increased to $76,705,657 at year end 1999, from $63,792,383 at December 31, 1998. Most of the increase can be attributed to the Baldwin County markets, and more competitive pricing in present markets. Real Estate construction loans increased by $372,388 or 11.59% in 1999 to $3,585,107 from $3,212,719 in 1998. The increase in these loans is related to the increase housing demands brought on by lower interest rates in 1998 and the increase in rates in 1999 has not been enough to slow demand for homes. Real Estate mortgage loans increased in 1999 by $4,297,433 or 20.44% to $25,322,667 from $21,025,234 in 1998. Installment loans to individuals increased to $18,082,531 at December 31, 1999, from $16,594,295 at year end 1998, an increase of $1,488,236 or 8.97%. The ratio of loans to deposits on December 31, 1999, was 67.51%, as compared to 68.46% in 1998.

Total loans increased to $104,624,631 at December 31, 1998, from $87,237,875 at year end 1997, an increase of $17,386,756, or 19.93%. Commercial, financial and agricultural loans increased to $63,792,383 at year end 1998, from $51,307,365 at December 31, 1998. Most of the increase was attributed to the Baldwin County markets, and more competitive pricing in other markets. The Bank felt the increase was in an area of the portfolio which is considered subject to less credit risk and the net charge offs in this portion of the portfolio had averaged only .15% over the prior four years. Real Estate construction loans increased by $1,893,035 or 143.45% from $1,319,684 in 1997 to $3,212,719 in
1998. The increase in these loans was related to lower interest rates and more marketing in the real estate loan area. Real Estate mortgage loans increased in 1998 by $4,846,991 or 29.96% to $21,025,234 from $16,178,243 in 1997. The average annual net charge off of these types of loans in the prior four years was .02%. Installment loans to individuals decreased to $16,594,295 at December 31, 1998, from $18,432,583 at year end 1997, a decrease of $1,838,288, or
11.08%. The ratio of loans to deposits on December 31, 1998, was 68.46%, as compared to 64.49% in 1997.

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

As of December 31, 1999, the Corporation's liquidity was adequate. The corporation relies primarily on the Bank for its liquidity needs. In addition to $425,000 in federal funds sold, the balance of the Bank's cash and due from banks was $10,312,090. The Bank also had $22,220,000 in repurchase agreements. At December 31, 1999 the loan to deposit ratio was 67.51%. The Bank has experienced no liquidity problems associated with Year 2000 issues. The Corporation's bank subsidiary has an Asset Liability Committee which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities produced $31,873,635 in cash in 1999, with the majority of this coming from a net increase in deposits. The investing activities of the Corporation used $11,162,483 of the cash flows of the Bank. Operations provided $3,215,037 in cash flows for the year ended December 31, 1999.

                            INTEREST RATE SENSITIVITY
                       Interest Rate Sensitivity Analysis
                             Year Ended December 31
                                      1999

                                             Three    Three
                                             Months   To Six   Six Months   1 to 5    5 Years
                                            Or Less   Months   to One Year   Years   Or After     Total
                                            -------   -------  -----------  -------  --------    -------
Earning Assets:
Loans, net of unearned
    income                                  $16,759    11,380     12,326     57,034    26,197    123,696
Taxable securities AFS                          500         0      1,503      8,184    21,735     31,922
Tax exempt securities AFS                         0         0         65      1,759     9,217     11,041
Taxable securities HTM                            0         0          0        165     4,970      5,135
Tax exempt securities HTM                         0         0        375      1,644     8,391     10,410
Federal Funds Sold & Securities Purchased
Under agreements to resale                   22,645         0          0          0         0     22,645



                                            -------   -------    -------    -------   -------    -------
Total Interest Earning Assets               $39,904    11,380     14,269     68,786    70,510    204,849
                                            =======   =======    =======    =======   =======    =======
Interest Bearing Liabilities
Demand Deposits                             $     0         0          0          0    52,932     52,938
Savings Deposits                                  0         0          0          0    14,774     14,774
Certificates of Deposit less
    than $100,000                            15,207    23,215     13,083     10,253         0     61,758
Certificates of Deposit
    greater than $100,000                     7,262     7,049      7,969      2,253         0     24,535
Federal Funds Purchased and
    securities sold under
    agreement to repurchase                   8,935         0          0          0         0      8,935
Other Short Term Borrowings                     525         0          0          0         0        525
Federal Home Loan Bank Borrowing              7,500     2,288      9,788

                                            -------   -------    -------    -------   -------    -------

TOTAL Interest Bearing Source               $31,929    30,264     21,052     20,006    69,994    173,245
                                            =======   =======    =======    =======   =======    =======
    Liabilities
Non Interest Bearing Source                       0         0          0          0    29,211     29,211
    of Funds
                                            -------   -------    -------    -------   -------    -------
Interest Sensitivity Gap                      7,975   (18,884)    (6,783)    48,780   (28,693)     2,393
Cumulative Gap                                7,975   (10,909)   (17,692)    31,088     2,393

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Corporation's performance. Therefore, interest rate shock scenarios are performed. See Item 7A.

                                CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 1999 was 8.07% as compared to 8.33% in 1998. Total stockholders equity on December 31, 1999 was $17,646,663, an increase of $1,598,688, or 9.96%, from $16,047,975 at year-end 1998. The Corporation's net operating profit during 1999, less dividends of $584,112 declared to stockholders, minus other comprehensive income of $1,093,477,and plus additional capital of $1,328,501 obtained through the sale of stock in a private placement offering and upon the exercise of stock options, accounted for this increase. The Corporation's risk based capital of $20,131,537, or 10.61%, at December 31, 1999, was well above the Corporation's minimum risk based capital requirement of $15,172,000 or 8.0%. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future, but any continued growth into new markets may require the Bank to continue to access external funding sources.

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

The Bank's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings potential. A sudden and substantial increase in interest rates may adversely impact the Bank's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.

The Bank's Asset Liability Management Committee ("ALCO") monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in the net portfolio value ("NPV") and net interest income. NPV represents the market values of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. A primary purpose of the Bank's ALCO is to manage interest rate risk to effectively invest the Bank's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 400 basis points increase or decrease in market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 1999. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                              CHANGE IN     CHANGE IN
CHANGE IN           MARKET      MARKET        MARKET
INTEREST RATES      VALUE       VALUE         VALUE
(BASIS POINTS)      EQUITY      EQUITY        EQUITY(%)
--------------      ------    ---------     -----------
      400         $ 9,699.6    (6,053.4)       (38.4)
      300          10,858.5    (4,894.5)       (31.1)
      200          12,355.9    (3,397.2)       (21.6)
      100          14,043.2    (1,709.9)       (10.9)
        0          15,753.0           0            0
     (100)         17,571.8     1,818.8         11.5
     (200)         19,564.6     3,811.6         24.2
     (300)         21,652.6     5,899.6         37.5
     (400)         23,610.2     7,857.2         49.9

The preceding table indicates that at December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 are included in the following pages shown in the index below.


         Index to Financial Statements                                          Page(s)
         -----------------------------                                          -------
         Independent Auditors' Report                                             F1

         Consolidated Balance Sheets as of December 31,
                  1999 and 1998                                                   F2

         Consolidated Statements of Operations for
                  the years ended December 31, 1999, 1998,
                  and 1997                                                        F4

         Consolidated Statements of Stockholders'
                  Equity and Other Comprehensive Income
                  for the years ended December 31,
                  1999, 1998, and 1997                                            F5

         Consolidated Statements of Cash Flows for
                  the years ended December 31, 1999, 1998,
                  and 1997                                                        F6

         Notes to Consolidated Financial
                  Statements - December 31, 1999, 1998,
                  and 1997                                                        F9

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG LLP


Birmingham, Alabama
February 29, 2000

                UNITED BANCORPORATION OF ALABAMA, INC.
                            AND SUBSIDIARY

                     Consolidated Balance Sheets

                      December 31, 1999 and 1998

                                                                              1999                   1998
                                                                           ------------           ----------
                                  ASSETS

Cash and due from banks (note 2)                                           $ 10,312,090             8,385,901
Federal funds sold and securities purchased under agreements
    to resale                                                                22,645,000               645,000
                                                                           ------------           -----------
         Cash and cash equivalents                                           32,957,090             9,030,901
Investment securities available for sale, at fair value
    (cost of $44,310,451 and $53,735,446, respectively) (note 3)             42,962,734            54,210,192
Investment securities held to maturity (fair value
    of $15,152,215 and $17,375,946 at December 31,
    1999 and 1998, respectively) (note 3)                                    15,545,733            17,045,566
Loans (notes 4 and 6)                                                       123,695,962           104,624,631
Less:    Unearned income                                                         19,448               106,471
         Allowance for loan losses                                            1,676,274             1,428,492
                                                                           ------------           -----------
         Net loans                                                          122,000,240           103,089,668
Premises and equipment, net (note 5)                                          4,979,984             2,894,882
Interest receivable                                                           2,198,957             2,224,442
Other assets                                                                  1,322,506               697,590



                                                                           ------------           -----------
         Total assets                                                      $221,967,244           189,193,241
                                                                           ============           ===========


                                                                     (Continued)

                                                                       1999                1998
                                                                   -------------      -------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (note 7):
    Noninterest bearing                                            $  29,211,226         26,953,055
    Interest bearing                                                 153,997,225        125,873,484
                                                                   -------------      -------------
         Total deposits                                              183,208,451        152,826,539
Securities sold under agreements to repurchase (note 8)                8,935,003         11,810,188
Advances from Federal Home Loan Bank (note 6)                          9,787,762          6,447,356
Treasury, tax and loan account                                           524,741             49,269
Accrued expenses and other liabilities                                 1,864,624          2,011,914
                                                                   -------------      -------------
         Total liabilities                                           204,320,581        173,145,266
Stockholders' equity (notes 10 and 17):
    Class A common stock of $.01 par value
       Authorized 5,000,000 shares; 1,149,281 and 1,096,320
       shares issued in 1999 and 1998, respectively                       11,494              5,482
    Class B common stock of $.01 par value
       Authorized 250,000 shares; no shares
       issued and outstanding                                                 --                 --
    Preferred stock of $.01 par value
       Authorized 250,000 shares; no shares
       issued and outstanding                                                 --                 --
    Surplus                                                            4,804,489          3,476,518
    Retained earnings                                                 14,104,870         12,746,688
    Accumulated other comprehensive income
       net of deferred asset of $539,117 and deferred tax
       liability of $189,899 in 1999 and 1998, respectively             (808,600)           284,877
                                                                   -------------      -------------
                                                                      18,112,253         16,513,565
    Less 63,550 treasury shares at cost                                  465,590            465,590
                                                                   -------------      -------------
         Total stockholders' equity                                   17,646,663         16,047,975
Commitments and contingencies (notes 16 and 17)
                                                                   -------------      -------------
         Total liabilities and stockholders' equity                $ 221,967,244        189,193,241
                                                                   =============      =============


See accompanying notes to consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998, and 1997

                                                                       1999            1998            1997
                                                                    -----------     -----------     -----------
Interest income:
    Interest and fees on loans                                      $11,593,789       9,468,119       8,339,955
    Interest on investment securities:
         Taxable                                                      2,486,621       3,526,707       3,102,931
         Nontaxable                                                   1,022,963         844,053         637,223
                                                                    -----------     -----------     -----------
            Total interest on investment securities                   3,509,584       4,370,760       3,740,154
                                                                    -----------     -----------     -----------
    Other interest income                                               234,819         278,459         243,149
                                                                    -----------     -----------     -----------
            Total interest income                                    15,338,192      14,117,338      12,323,258
                                                                    -----------     -----------     -----------
Interest expense:
    Interest on deposits (note 7)                                     5,903,334       5,927,380       5,011,540
    Interest on other borrowed funds                                  1,031,321         769,216         521,118
                                                                    -----------     -----------     -----------
            Total interest expense                                    6,934,655       6,696,596       5,532,658
                                                                    -----------     -----------     -----------
            Net interest income                                       8,403,537       7,420,742       6,790,600
Provision for loan losses (note 4)                                      496,000         240,000         340,000
                                                                    -----------     -----------     -----------
            Net interest income after provision for loan losses       7,907,537       7,180,742       6,450,600
Noninterest income:
    Service charges on deposits                                       1,108,164       1,010,712         996,164
    Commissions on credit life insurance                                 45,878          46,242          68,704
    Investment securities gains, net (note 3)                            31,907         132,828         (28,602)
    Other (note 18)                                                     290,064         339,478         749,457
                                                                    -----------     -----------     -----------
            Total noninterest income                                  1,476,013       1,529,260       1,785,723
                                                                    -----------     -----------     -----------
Noninterest expense:
    Salaries and benefits (notes 10 and 12)                           3,879,425       3,405,746       3,002,501
    Net occupancy expense                                             1,003,641         826,067         841,008
    Other (note 18)                                                   1,926,946       1,857,390       1,959,367
                                                                    -----------     -----------     -----------
            Total noninterest expense                                 6,810,012       6,089,203       5,802,876
                                                                    -----------     -----------     -----------
            Earnings before income taxes                              2,573,538       2,620,799       2,433,447
Income tax expense (note 9)                                             625,762         687,980         703,888
                                                                    -----------     -----------     -----------
            Net earnings                                            $ 1,947,776       1,932,819       1,729,559
                                                                    ===========     ===========     ===========
Basic earnings per share                                            $      1.88            1.87            1.67
                                                                    ===========     ===========     ===========
Basic weighted average shares outstanding                             1,034,346       1,032,770       1,032,770
                                                                    ===========     ===========     ===========
Diluted earnings per share                                          $      1.86            1.87            1.67
                                                                    ===========     ===========     ===========
Diluted weighted average shares outstanding                           1,046,799       1,032,770       1,032,770
                                                                    ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

        Consolidated Statements of Stockholders' Equity and Comprehensive

              Income Years ended December 31, 1999, 1998, and 1997

                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                             COMMON                 RETAINED  COMPREHENSIVE
                                                 SHARES      STOCK       SURPLUS    EARNINGS     INCOME
                                               ---------  -----------   ---------  ---------- -------------
Balance December 31, 1996                      1,096,320  $    10,964   3,476,518  10,214,874        26,283
    Net earnings 1997                                 --           --          --   1,729,559            --
    Unrealized change in investment
      securities, net of tax                          --           --          --          --       202,474

    Comprehensive income

    Cash dividends declared ($.55 per share)          --           --          --    (568,023)           --
                                               ---------  -----------   ---------  ----------    ----------
Balance December 31, 1997                      1,096,320       10,964   3,476,518  11,376,410       228,757
    Net earnings 1998                                 --           --          --   1,932,819            --
    Unrealized change in investment
      securities, net of tax                          --           --          --          --        56,120

    Comprehensive income

    Cash dividends declared ($.55 per share)          --           --          --    (568,023)           --
                                               ---------  -----------   ---------  ----------    ----------
Balance December 31, 1998                      1,096,320       10,964   3,476,518  12,741,206       284,877
    Net earnings 1999                                 --           --          --   1,947,776            --
    Unrealized change in investment
      securities, net of tax                          --           --          --          --    (1,093,477)

    Comprehensive income

    Cash dividends declared ($.55 per share)          --           --          --    (584,112)           --
    Difference between fair market value and
      exercise price of stock options vesting
      during the period                               --           --     193,359          --            --
    Exercise of stock options                      5,000           50      79,950          --            --
    Sale of common stock                          47,961          480   1,054,662          --            --
                                               ---------  -----------   ---------  ----------    ----------
Balance December 31, 1999                      1,149,281  $    11,494   4,804,489  14,104,870      (808,600)
                                               =========  ===========   =========  ==========    ==========


                                                               TOTAL
                                                TREASURY    STOCKHOLDERS'    COMPREHENSIVE
                                                  STOCK        EQUITY           INCOME
                                                --------    ------------     ------------
Balance December 31, 1996                       (465,590)    13,263,049
    Net earnings 1997                                 --      1,729,559       1,729,559
    Unrealized change in investment
      securities, net of tax                          --        202,474         202,474
                                                                             ----------
    Comprehensive income                                                      1,932,033
                                                                             ==========
    Cash dividends declared ($.55 per share)          --       (568,023)
                                                --------     ----------
Balance December 31, 1997                       (465,590)    14,627,059
    Net earnings 1998                                 --      1,932,819       1,932,819
    Unrealized change in investment
      securities, net of tax                          --         56,120          56,120
                                                                             ----------
    Comprehensive income                                                      1,988,939
                                                                             ==========
    Cash dividends declared ($.55 per share)          --       (568,023)
                                                --------     ----------
Balance December 31, 1998                       (465,590)    16,047,975
    Net earnings 1999                                 --      1,947,776       1,947,776
    Unrealized change in investment
      securities, net of tax                          --     (1,093,477)     (1,093,477)
                                                                             ----------
    Comprehensive income                                                        854,299
                                                                             ==========
    Cash dividends declared ($.55 per share)          --       (584,112)
    Difference between fair market value and
      exercise price of stock options vesting
      during the period                          193,359
    Exercise of stock options                         --         80,000
    Sale of common stock                              --      1,055,142
                                                --------     ----------
Balance December 31, 1999                       (465,590)    17,646,663
                                                ========     ==========


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997

                                                                      1999              1998              1997
                                                                  ------------      ------------      ------------
Cash flows from operating activities:
    Net earnings                                                  $  1,947,776         1,932,819         1,729,559
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Provision for loan losses                                     496,000           240,000           340,000
         Compensation expense arising from stock
            option awards                                              193,359                --                --
         Depreciation of premises and equipment                        393,352           258,346           285,625
         Net amortization of premium
            on investment securities                                   234,192           281,890           125,554
         Losses (gains) on sales of investment
            securities available for sale, net                         (31,907)         (132,828)           28,602
         Deferred income tax benefit                                  (146,436)          (63,298)         (164,875)
         Losses on disposal of premises and equipment, net                  --                --               727
         Gains on sale of other real estate, net                            --            (2,500)               --
         Decrease (increase) in interest receivable                     25,485          (392,495)         (235,979)
         Decrease (increase) in other assets                          (478,480)         (225,072)          232,753
         Decrease in accrued expenses
            and other liabilities                                      581,696           154,157           289,534
                                                                  ------------      ------------      ------------
              Net cash provided by  operating activities             3,215,037         2,051,019         2,631,500
                                                                  ------------      ------------      ------------
Cash flows from investing activities:
    Net decrease in interest-earning deposits
       in other financial institutions                                      --           100,920             1,628
    Proceeds from maturities, calls, and principal
       repayments of investment securities held to maturity          1,446,418        10,287,052         1,926,827
    Proceeds from sales of investment securities
        held to maturity                                                    --            19,975                --
    Purchases of investment securities held to maturity                     --        (2,500,304)       (4,122,790)
    Proceeds from maturities, calls, and principal
       repayments of investment securities available for sale       12,016,772        30,269,450         4,860,170
    Proceeds from sales of investment
       securities available for sale                                 7,499,649         6,731,529         4,494,206
    Purchases of investment securities available for sale          (10,240,296)      (52,554,305)      (11,460,810)
    Net increase in loans                                          (19,406,572)      (18,001,787)      (12,720,148)
    Purchases of premises and equipment                             (2,505,402)       (1,092,751)         (334,602)
    Proceeds from sales of other real estate                            26,948            40,000            64,500
                                                                  ------------      ------------      ------------
              Net cash used in investing activities                (11,162,483)      (26,700,221)      (17,291,019)
                                                                  ------------      ------------      ------------


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

          Consolidated Statements of Cash Flows, Continued Years ended

                        December 31, 1999, 1998, and 1997

                                                                 1999              1998              1997
                                                            ------------      ------------      ------------
Cash flows from financing activities:
    Net increase in deposits                                $ 30,381,912        17,544,726        12,206,245
    Net increase (decrease) in securities sold under
       agreements to repurchase                               (2,875,185)        2,838,034         2,217,255
    Cash dividends                                              (584,112)         (568,023)         (516,386)
    Exercise of stock options                                     80,000                --                --
    Proceeds from sale of common stock                         1,055,142                --                --
    Increase in FHLB advances                                  3,340,406         3,717,471         2,729,885
    Increase (decrease) in other borrowed funds                  475,472        (1,027,135)          408,097
                                                            ------------      ------------      ------------
              Net cash provided by financing activities       31,873,635        22,505,073        17,045,096
Net increase (decrease) in cash and  cash equivalents         23,926,189        (2,144,129)        2,385,577
Cash and cash equivalents at beginning of year                 9,030,901        11,175,030         8,789,453
                                                            ------------      ------------      ------------
Cash and cash equivalents at end of year                    $ 32,957,090         9,030,901        11,175,030
                                                            ============      ============      ============
Supplemental disclosures:
    Cash paid during the year for:
       Interest                                             $  6,925,803         6,661,160         5,312,841
                                                            ============      ============      ============
       Income taxes                                         $    746,750           778,516           517,000
                                                            ============      ============      ============
    Noncash transactions:
       Transfer of loans to other real estate
         through foreclosure                                $         --           200,344            54,700
                                                            ============      ============      ============
       Other comprehensive income, net of tax               $ (1,093,477)           56,120           202,474
                                                            ============      ============      ============


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Corporation) and its wholly owned subsidiary, United Bank (the Bank) collectively referred to as the Company. Significant intercompany balances and transactions have been eliminated in consolidation.

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


                                                                     (Continued)
                                      F-8

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


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

              Interest earned on investment securities is included in interest income. Net gains and losses on the sale of investment securities available for sale, computed on the specific identification method, are shown separately in noninterest income in the consolidated statements of operations. Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security.

              A decline in the market value of any security below amortized cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

       (e)    LOANS

              Interest income on loans is credited to earnings based on the principal amount outstanding at the respective rate of interest except for certain installment loans for which interest is recognized on a method which is not materially different from a level-yield basis over the terms of the loans. Interest income on other loans is recognized on a level-yield basis.

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



                                                                     (Continued)

              Under the provisions of Statement of Financial Accounting Standards ("SFAS") 114 and 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

              A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For those accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

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


                                                                     (Continued)
                                      F-10

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


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

       (j)    STOCK OPTION PLAN

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.

              SFAS 123, Accounting for Stock Based Compensation, which became effective in 1996 and prescribes the recognition of compensation expense on the fair value of options on the grant date, allows companies to apply APB 25 as long as certain pro forma disclosures are made assuming hypothetical fair value method application. See note 10 for pro forma disclosures required by SFAS 123.

       (k)    EARNINGS PER SHARE

              Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS 128, Earnings Per Share.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       (l)    RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards.

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

              In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact SFAS 133 will have on the Company.


(2)    CASH AND DUE FROM BANKS

       The Corporation's subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $3,041,000 and $1,226,000 at December 31, 1999 and 1998, respectively.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(3)    INVESTMENT SECURITIES

       The amortized cost and fair value of investment securities held to maturity at December 31, 1999 and 1998 were as follows:

                                                    GROSS        GROSS
                                     AMORTIZED    UNREALIZED   UNREALIZED
                                       COST         GAINS        LOSSES     FAIR VALUE
                                    -----------  -----------  -----------  -----------
1999

U.S. government agencies excluding
     mortgage-backed securities
                                    $ 2,994,337         --        169,712    2,824,625
State and political subdivisions
                                     10,410,355       32,512      224,464   10,218,403
Mortgage-backed securities            2,141,041        5,280       37,134    2,109,187
                                    -----------  -----------  -----------  -----------

                                    $15,545,733       37,792      431,310   15,152,215
                                    ===========  ===========  ===========  ===========


1998

U.S. government agencies excluding
     mortgage-backed securities
                                    $ 2,993,375       21,315       11,160    3,003,530
State and political subdivisions
                                     11,089,445      319,896       33,440   11,375,901
Mortgage-backed securities            2,962,746       33,769         --      2,996,515
                                    -----------  -----------  -----------  -----------

                                    $17,045,566      374,980       44,600   17,375,946
                                    ===========  ===========  ===========  ===========

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       The amortized cost and fair value of debt securities classified as investment securities held to maturity at December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                          AMORTIZED
                                            COST       FAIR VALUE
                                         -----------  -----------
Investment securities held to maturity:
Due in one year or less                  $   374,860      376,831
Due after one year through five years      1,644,036    1,644,570
Due after five years through ten years     6,722,040    6,489,355
Due after ten years                        4,663,756    4,532,272
                                         -----------  -----------

     Subtotal                             13,404,692   13,043,028

Mortgage-back securities                   2,141,041    2,109,187
                                         -----------  -----------

     Total                               $15,545,733   15,152,215
                                         ===========  ===========

       There were no sales of investment securities held to maturity during the three-year period ended December 31, 1999 except for $19,975 sold in 1998.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


The amortized cost and fair value of investment securities available for sale at December 31, 1999 and 1998 were as follows:

                                                             GROSS       GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED
                                                COST         GAINS       LOSSES     FAIR VALUE
                                             -----------  -----------  -----------  -----------
1999

        U.S. treasury                        $ 8,591,805          315      130,225    8,461,895
        U.S. government agencies excluding
             mortgage-backed securities
                                               1,503,065         --         32,105    1,470,960
        State and political subdivisions      12,617,221       23,391      661,943   11,978,669
        Mortgage-backed securities            20,434,134       32,352      554,406   19,912,080
        Corporate notes and other              1,164,226         --         25,096    1,139,130
                                             -----------  -----------  -----------  -----------
                                             $44,310,451       56,058    1,403,775   42,962,734
                                             ===========  ===========  ===========  ===========

1998

        U.S. treasury                        $10,617,535      172,795         --     10,790,330
        U.S. government agencies excluding
             mortgage-backed securities        3,753,863       47,522       34,350    3,767,035
        State and political subdivisions       9,668,163      210,462        9,412    9,869,213
        Mortgage-backed securities            27,426,099      130,688       42,878   27,513,909
        Collateralized mortgage obligations
                                                 596,511         --         14,621      581,890
        Corporate notes and other              1,673,275       14,540         --      1,687,815
                                             -----------  -----------  -----------  -----------
                                             $53,735,446      576,007      101,261   54,210,192
                                             ===========  ===========  ===========  ===========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       Included in investment securities available for sale at December 31, 1999 is a U.S. government agency security with a yield based on various interest rate indices or which includes various interest rate step-up provisions. The amortized cost and net unrealized losses on this security at December 31, 1999, were $1,000,000 and $22,010, respectively. The weighted average yield of this security at December 31, 1999 was 5.81 percent. This security matures in November 2003.

       The amortized cost and fair value of debt securities classified as investment securities available for sale at December 31, 1999, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                            AMORTIZED
                                              COST      FAIR VALUE
                                           -----------  -----------
Investment securities available for sale:
Due in one year or less                    $ 2,067,609    2,064,812
Due after one year through five years        9,522,897    9,376,937
Due after five years through ten years       2,947,338    2,891,909
Due after ten years                          8,676,873    8,055,396
                                           -----------  -----------

     Subtotal                               23,214,717   22,389,054

Mortgage-backed securities                  20,434,134   19,912,080
FHLB stock                                     661,600      661,600
                                           -----------  -----------

     Total                                 $44,310,451   42,962,734
                                           ===========  ===========

       Proceeds from sales of investment securities available for sale during 1999, 1998, and 1997 were $7,499,649, $6,731,529, and $4,494,206, respectively. Gross gains of $43,974 and gross losses of $12,067 were realized on those sales in 1999. Gross gains of $137,485 and gross losses of $4,657 were realized on those sales in 1998. Gross gains of $350 and gross losses of $28,952 were realized on those sales in 1997.

       Securities with carrying values of $47,459,218 and $45,618,050 at December 31, 1999 and 1998, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(4)    LOANS AND ALLOWANCE FOR LOAN LOSSES

       At December 31, 1999 and 1998, the composition of the loan portfolio was as follows:

                                                   1999          1998
                                               ------------  ------------
Commercial, financial and agricultural         $ 76,705,657    63,792,383
Real estate - construction                        3,585,107     3,212,719
Real estate - 1-4 family residential mortgage    25,322,667    21,025,234
Installment loans to individuals                 18,082,531    16,594,295
                                               ------------  ------------

     Total                                     $123,695,962   104,624,631
                                               ============  ============

       A summary of the transactions in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 follows:

                                  1999        1998        1997
                               ----------  ----------  ----------
Balance at beginning of year   $1,428,492   1,443,135   1,243,457
Provision charged to earnings     496,000     240,000     340,000

Less: Loans charged-off           297,358     305,220     183,593
      Loan recoveries              49,140      50,577      43,271
                               ----------  ----------  ----------

Net charge-offs                   248,218     254,643     140,322
                               ----------  ----------  ----------

Balance at end of year         $1,676,274   1,428,492   1,443,135
                               ==========  ==========  ==========

       Loans on which the accrual of interest had been discontinued or reduced amounted to $673,522 and $420,192 as of December 31, 1999 and 1998, respectively. If these loans had been current throughout their terms, interest income would have been increased by $36,625, $32,821, and $24,475 for 1999, 1998, and 1997, respectively. At December 31, 1999, pursuant to the definition within SFAS 114, the Company had an impaired loan of $83,979. At December 31, 1998 and 1997, the Company had no significant impaired loans.

       The Company had $13,392,804 and $9,769,937 of agriculture-related loans at December 31, 1999 and 1998, respectively.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       During 1999 and 1998, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the subsidiary bank. Total loans outstanding to these related parties at December 31, 1999 and 1998, amounted to $4,982,244 and $4,319,594, respectively. The change from December 31, 1998 to December 31, 1999 reflects advances amounting to $1,526,534 and payments of $863,885 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.


(5)    PREMISES AND EQUIPMENT

       At December 31, 1999 and 1998, premises and equipment were as follows:

                                         1999        1998
                                      ----------  ----------
Land                                  $  886,629     812,576
Buildings and leasehold improvements   4,257,311   2,606,279
Furniture, fixtures and equipment      2,992,095   2,274,236
Automobiles                              120,945     112,357
                                      ----------  ----------

                                       8,256,980   5,805,448
     Less accumulated depreciation     3,276,996   2,910,566
                                      ----------  ----------

                                      $4,979,984   2,894,882
                                      ==========  ==========


(6)    BORROWED FUNDS

       The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 1999:

                                                INTEREST
MATURITY DATE                                     RATE
-------------                                 ------------
April 2003                                        5.52%      $1,000,000
October 2003                                      4.40%       3,000,000
April 2004                                        5.01%       1,500,000
April 2004                                        5.94%       2,000,000
June 2007                                         7.19%         111,995
May 2012                                          7.41%         146,667
July 2017                                         6.93%       1,170,000
August 2017                                       6.84%         193,475
September 2017                                    6.82%         665,625
                                              ------------   ----------
     Total (weighted average rate of 5.47%)$                  9,787,762
                                                             ==========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       At December 31, 1999, the advances were collateralized by a blanket pledge of first-mortgage residential loans.


(7)    DEPOSITS

       At December 31, 1999 and 1998, deposits were as follows:

                                                        1999          1998
                                                    ------------  ------------
Noninterest bearing accounts                        $ 29,211,226    26,953,055
NOW accounts                                          46,559,634    26,412,431
Money market investment accounts                       6,378,672     4,152,467
Savings account                                       14,773,999    15,741,049
Time deposits:
     Certificates of deposit less than $100,000       61,750,432    55,634,034
     Certificates of deposit greater than $100,000    24,534,488    23,933,503
                                                    ------------  ------------
       Total deposits                               $183,208,451   152,826,539
                                                    ============  ============

       Interest expense on certificates of deposit greater than $100,000 amounted to $1,183,108, $1,361,765, and $1,006,548 for the years ended
       December 31, 1999, 1998, and 1997, respectively.


(8)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

       The maximum amount of outstanding securities sold under agreements to repurchase during 1999 and 1998 was $13,513,712 and $11,810,188, respectively. The weighted average borrowing rate at December 31, 1999 and 1998 was 4.62 percent and 3.88 percent, respectively. The average amount of outstanding securities sold under agreements to repurchase during 1999 and 1998 was $11,833,159 and $10,467,702, respectively. The weighted average borrowing rate during the years ended December 31, 1999 and 1998 was 4.23 percent and 4.62 percent, respectively. Securities underlying these agreements are under the Company's control.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(9)    INCOME TAXES

       Total income tax expense for the years ended December 31, 1999, 1998, and 1997 was allocated as follows:

                                                 1999        1998       1997
                                               ---------   ---------  ---------
Income from continuing operations              $ 625,762     687,980    703,888
                                               =========   =========  =========

Stockholders' equity, for other comprehensive
     income                                    $(728,986)     37,363    134,984
                                               =========   =========  =========

       The components of income tax expense attributable to income from continuing operations for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                   1999        1998        1997
                                 ---------   ---------   ---------
Current income tax expense:
     Federal                     $ 711,105     672,671     760,201
     State                          61,093      78,607     108,562
                                 ---------   ---------   ---------

       Total                       772,198     751,278     868,763

Deferred income tax benefit:
     Federal                      (134,478)    (59,805)   (139,111)
     State                         (11,958)     (3,493)    (25,764)
                                 ---------   ---------   ---------

       Total                      (146,436)    (63,298)   (164,875)
                                 ---------   ---------   ---------

       Total income tax expense  $ 625,762     687,980     703,888
                                 =========   =========   =========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:

                                            1999        1998        1997
                                          ---------   ---------   ---------
Income tax at statutory rate              $ 875,003     891,072     827,372
Increase (decrease) resulting from:
     Tax exempt interest                   (371,959)   (253,304)   (196,347)
     TEFRA disallowance                      67,438        --          --
     Deferred compensation                   11,739        --          --
     State income tax net of federal tax
     benefit                                 32,429      49,575      54,647
     Premium amortization on tax
       exempt investment securities          23,362      19,867      12,462
Other, net                                  (12,250)    (19,230)      5,754
                                          ---------   ---------   ---------

                                          $ 625,762     687,980     703,888
                                          =========   =========   =========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                       1999      1998
                                                                     --------  --------
Deferred tax assets:
Loans, principally due to the allowance for loan losses              $329,336   238,499
Other real estate, principally due to differences in carrying value
                                                                       58,207    56,372
Accumulated other comprehensive loss                                  539,117      --
Accrued expenses                                                       55,882      --
Charitable contribution carryforward                                     --       2,948
Security writedown                                                      4,399     4,399
Other                                                                      56      --
                                                                     --------  --------

  Total deferred tax assets                                           986,997   302,218
                                                                     --------  --------

Deferred tax liabilities:
Premises and equipment, principally due to difference in
  depreciation                                                        156,782   168,079
Discount accretion                                                     17,220      --
Accumulated other comprehensive income                                   --     189,899
Accrued employee benefits                                              21,996    21,996
Other                                                                    --       6,698
                                                                     --------  --------

  Total deferred tax liabilities                                      195,998   386,672
                                                                     --------  --------

  Net deferred tax asset (liability)                                 $790,999   (84,454)
                                                                     ========  ========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       As of December 31, 1999 and 1998, the net deferred income tax asset of $790,999 and liability of $84,454 were presented in the balance sheet as other assets and accrued expenses and other liabilities, respectively.

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


(10)   STOCK OPTION PLAN

       The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the "Plan") provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 77,000 shares of Class A Stock. On May 5, 1999, options for shares totaling 42,480 were awarded under the Plan. Of the 42,480 shares, 19,440 vested immediately and the remaining 23,040 vest over a period of three years from the grant date. The changes in outstanding options are as follows:

                                          WEIGHTED
                                          AVERAGE
                                          EXERCISE
                           SHARES UNDER  PRICE PER
                              OPTION       SHARE
                              -------      ------
Awarded May 5, 1999            42,480      $16.62
Issued                          4,080       30.00
Surrendered                      --          --
Exercised                      (5,000)      16.00
                              -------      ------

Balance at December 31, 1999   41,560      $18.01
                              =======      ======



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       Stock options outstanding and exercisable on December 31, 1999 were as follows:

                                                            WEIGHTED AVERAGE
                                                                REMAINING
              EXERCISE PRICE PER       SHARES UNDER        CONTRACTUAL LIFE IN
                    SHARE                 OPTION                  YEARS
             -------------------     -----------------     -------------------
             Outstanding:
                $16.00                    33,400                   9.0
                 22.50                     4,080                   9.0
                 30.00                     4,080                  10.0
             --------------              -------                 -----

             $16.00 - 30.00               41,560                   9.1
             --------------              -------                 -----

             Exercisable:
                $16.00                    18,040                   9.0
                 22.50                     4,080                   9.0
                 30.00                     4,080                  10.0
             --------------              -------                 -----

             $16.00 - 30.00               26,200                   9.1
             ==============              =======                 =====

       Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's income from continuing operations and earnings per share for the year ended December 31, 1999 would have been impacted as shown in the following table (in thousands, except per share), no options were granted during the years ended December 31, 1998 and 1997:

                                        1999
                                      --------
Reported net earnings                 $1,947.7
Pro forma net earnings                 1,872.8
Reported diluted earnings per share
                                          1.86
Pro forma diluted earnings per share
                                          1.79



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           1999
                                          -------
Expected life of option                    10 yrs
Risk-free interest rate                      5.16%
Expected volatility of Company stock         12.0%
Expected dividend yield of Company stock     2.67%

       The weighted average fair value of options granted during 1999 is as follows:

                                           1999
                                         --------
Fair value of each option granted        $   8.09
Total number of options granted            46,560
Total fair value of all options granted  $376,651

       In accordance with FAS 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no additional value nor derive any additional benefit from holding stock options under these plans without an increase in market price of the Company's stock. Such an increase in stock price would benefit all stockholders commensurately.


(11)   NET INCOME PER SHARE

       Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 1999, 1998, and 1997:

                                                1999        1998        1997
                                             ----------  ----------  ----------
Diluted earnings per share:
    Weighted average common shares
outstanding                                  $1,034,346   1,032,770   1,032,770
    Effect of the assumed exercise of stock
options-based on the treasury stock
method using average market price                12,453        --          --
                                             ----------  ----------  ----------
    Total weighted average common shares
and potential common stock outstanding       $1,046,799   1,032,770   1,032,770
                                             ==========  ==========  ==========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(12)   EMPLOYEE BENEFIT PLANS

       The Company adopted a 401(k) Employee Incentive Savings Plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 20.5. They can contribute a minimum of one percent up to ten percent of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to four percent of the employee's salary. Total Company contributions to the plan during 1999, 1998, and 1997 were $31,428, $35,049, and $28,873, respectively.

       The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $98,000, $84,000, and $77,000 were made in 1999, 1998, and 1997, respectively.


(13)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                        December 31, 1999, 1998, and 1997


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

                        December 31, 1999, 1998, and 1997


       (g)    COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

              There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Thereby it is not practical to establish their fair value.

              The carrying value and estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                   1999               1998
                           ------------------- -------------------
                           CARRYING  ESTIMATED CARRYING  ESTIMATED
                            AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                           -------- ---------- -------- ----------
Financial assets:
  Cash and short-term
     investments           $ 32,957    32,957     9,031     9,031
                           ========  ========  ========  ========

  Investment securities    $ 58,509    58,115    71,256    71,586
                           ========  ========  ========  ========

  Loans, net of unearned
     income and allowance
     for loan losses
                           $122,000   121,850   103,090   104,544
                           ========  ========  ========  ========

  Financial liabilities:
     Deposits              $183,623   182,790   152,827   152,975
                           ========  ========  ========  ========

  Securities sold under
   agreements to
   repurchase              $  8,935     8,935    11,810    11,810
                           ========  ========  ========  ========

  Other borrowed funds     $    525       525        49        49
                           ========  ========  ========  ========

  FHLB advances            $  9,788     9,743     6,447     6,615
                           ========  ========  ========  ========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(14)   DIVIDENDS FROM SUBSIDIARY

       Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 1999, the Bank could have declared dividends of approximately $4,474,000 without prior approval of regulatory authorities. Accordingly, at December 31, 1999, approximately $12,452,000 of the parents investment in its subsidiary was restricted from transfer in the form of a dividends.


(15)   COMPREHENSIVE INCOME

       The following is a summary of the components of other comprehensive income:

                                                         YEAR ENDED DECEMBER 31
                                                 --------------------------------------
                                                     1999          1998         1997
                                                 -----------   -----------  -----------
Other comprehensive income before tax
    Unrealized holding gains (losses) arising
during the period, net                           $(1,790,555)      226,311      308,856
    Less: reclassification adjustment for gains
(losses) included in net income                       31,907       132,828      (28,602)
                                                 -----------   -----------  -----------

Other comprehensive income, before
    income taxes                                  (1,822,462)       93,483      337,458

Income tax expense (benefit) related to other
    comprehensive income:
    Unrealized holding gains (losses) arising
during the period, net                              (716,222)       92,849      123,535
    Less: reclassification adjustment for gains
(losses) included in net income                       12,763        55,486      (11,449)
                                                 -----------   -----------  -----------

      Total income tax expense (benefit)
related to other comprehensive
income                                              (728,985)       37,363      134,984
                                                 -----------   -----------  -----------

Other comprehensive income (loss), after taxes   $(1,093,477)       56,120      202,474
                                                 ===========   ===========  ===========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(16)   LITIGATION

       The Corporation and its subsidiary bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial position, liquidity or operation of the Company.


(17)   COMMITMENTS

       The Corporation's subsidiary bank leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are as follows:

             YEARS ENDING DECEMBER 31
             ------------------------
                       2000          $ 50,886
                       2001            50,886
                       2002            50,886
                       2003            50,886
                       2004            46,446
                    Thereafter         56,000
                                     --------

                                     $305,990
                                     ========

       Rental expense for all operating leases charged to earnings aggregated $103,298, $121,275, and $153,135 for the years ended December 31, 1999,
       1998, and 1997, respectively.

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



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


       The financial instruments whose contract amounts represent credit risk as of December 31, 1999, are as follows:

Commitments to extend credit  $15,366,632
Standby letters of credit     $ 1,310,000

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


(18)   OTHER NONINTEREST INCOME AND EXPENSE

       Components of other noninterest expense exceeding one percent of the total of interest income and other income for any of the years ended December 31, 1999, 1998, and 1997, respectively, include the following:


                         1999      1998      1997
                       --------  --------  --------
Data processing fees   $252,773   250,632   237,652
Supplies expenses       293,732   288,667   269,447
Miscellaneous expense     4,309    28,471   254,756

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



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(19)   REGULATORY MATTERS

       The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of each bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the subsidiary banks are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum core capital ("Tier I Capital") of at least four percent of risk-weighted assets, minimum total capital ("Total Qualifying Capital") of at least eight percent of risk-weighted assets and a minimum leverage ratio of at least four percent of average assets. Management believes, as of December 31, 1999, that the Company and the subsidiary banks meet all capital adequacy requirements to which they are subject.

       As of December 31, 1999, the most recent notification from the appropriate regulatory agencies categorized the subsidiary banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least ten percent, six percent, and five percent, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank's category.

       The following table presents the actual capital amounts and ratios of the Company and its significant subsidiary banks at December 31, 1999 and 1998:

                          Total Qualifying Capital      Tier I Capital              Leverage
                             ------------------       ------------------       ------------------
                             Amount       Ratio       Amount       Ratio        Amount      Ratio
                             -------      -----       -------      -----       -------      -----
As of December 31, 1999
   Consolidated              $20,132      14.96%       18,455      13.72%       18,455       9.15%
   United Bank                19,323      14.40%       17,646      13.15%       17,646       8.70%

As of December 31, 1998
   Consolidated               17,188      15.07%       15,763      13.82%       15,763       8.67%
   United Bank                16,557      14.85%       15,163      13.60%       15,163       8.28%



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(20)   SUBSEQUENT EVENTS

       The Corporation is negotiating a Real Estate Opinion Agreement (the "Option Agreement") with Juniper Development, LLC ("Juniper"), an Alabama limited liability company owned by the directors of the Corporation and the Bank. Juniper has contracted to buy a 22-acre parcel of land located on County Road 20 in Foley, Alabama. Under the Option Agreement, the Corporation would have the right to select up to 3 acres of the 22-acre parcel to be used for a Foley branch of the Bank (the "Bank Site"). If the Corporation exercises the option to purchase the Bank Site, the purchase price under the Option Agreement would be the lesser of 85 percent of the appraised value of the land being purchased or $400,000. The Corporation has previously investigated other property which might be purchased for use for a Foley Bank branch, and anticipates that the Corporation's cost to acquire a Foley branch site under the Option Agreement would be lower than would be paid for comparable alternate sites in a transaction with unaffiliated third parties.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(21)   PARENT COMPANY FINANCIAL INFORMATION

       The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) is presented as follows:

                              (Parent Company Only)
                            Condensed Balance Sheets
                           December 31, 1999 and 1998



                               ASSETS                             1999               1998
                                                              ------------       ------------
Cash                                                          $    426,089             11,795
Dividend receivable from subsidiary bank                              --              519,831
Premises and equipment                                             630,856            556,825
Investment in subsidiary bank                                   16,926,498         15,448,354
                                                              ------------       ------------

         Total assets                                         $ 17,983,443         16,536,805
                                                              ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                             $    336,780            488,830
Stockholders' equity:
     Class A common stock of $.01 par value.  Authorized
5,000,000 shares; 1,149,281 and 1,096,320 shares
issued in 1999 and 1998, respectively                               11,494             10,964
     Class B common stock of $.01 par value.  Authorized
       250,000 shares; no shares issued and outstanding               --                 --
     Preferred stock of $.01 par value.  Authorized
       250,000 shares; no shares issued and outstanding               --                 --
Surplus                                                          4,804,489          3,476,518
Retained earnings                                               14,104,870         12,741,206
Accumulated other comprehensive income net of deferred
tax asset of $539,117 and deferred tax liability of
$189,899 in 1999 and 1998, respectively                           (808,600)           284,877
                                                              ------------       ------------

                                                                18,112,253         16,513,565
Less 63,550 treasury shares, at cost                               465,590            465,590
                                                              ------------       ------------

           Total stockholders' equity                           17,646,663         16,047,975
                                                              ------------       ------------

           Total liabilities and stockholders' equity         $ 17,983,443         16,536,805
                                                              ============       ============


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                              (Parent Company Only)
                       Condensed Statements of Operations
                  Years ended December 31, 1999, 1998, and 1997


                                                       1999            1998            1997
                                                    ----------      ----------      ----------
Income:
     Cash dividends from subsidiary                 $  333,393         818,024         600,000
     Other                                              41,967          51,200           9,450

Expense:
     Salaries and benefits                             193,359            --              --
     Other                                              80,846          17,917          34,612
                                                    ----------      ----------      ----------
       Earnings before equity in undistributed
earnings of subsidiary                                 101,155         851,307         574,838
                                                    ----------      ----------      ----------

Equity in undistributed earnings of subsidiary       1,846,621       1,081,512       1,154,721
                                                    ----------      ----------      ----------

       Net earnings                                 $1,947,776       1,932,819       1,729,559
                                                    ==========      ==========      ==========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                              (Parent Company Only)
                       Condensed Statements of Cash Flows
                  Years ended December 31, 1999, 1998, and 1997


                                                                1999              1998              1997
                                                            -----------       -----------       -----------
Cash flows from operating activities:
     Net earnings                                           $ 1,947,776         1,932,819         1,729,559
     Adjustments to reconcile net earnings to net
cash provided by operating activities:
         Equity in undistributed earnings of
           subsidiary                                        (1,846,621)       (1,081,512)       (1,154,721)
         Compensation expense arising from stock
option awards                                                   193,359              --                --
         Increase (decrease) in other liabilities              (152,050)          171,301             2,673
         Decrease (increase) in receivables                     519,831          (179,831)         (340,000)
                                                            -----------       -----------       -----------

             Net cash provided by operating
                Activities                                      662,295           842,777           237,511
                                                            -----------       -----------       -----------

Cash flows from investing activities:
     Purchases of premises and equipment                        (74,031)         (280,514)             --
     Capital investment in subsidiary                          (725,000)             --                --
                                                            -----------       -----------       -----------

             Net cash used in investing activities             (799,031)         (280,514)             --
                                                            -----------       -----------       -----------

Cash flows from financing activities:
     Cash dividends                                            (584,112)         (568,024)         (516,386)
     Proceeds from private placement                          1,055,142              --                --
     Exercise of stock options                                   80,000              --                --
                                                            -----------       -----------       -----------

             Net cash provided by financial activities          551,030          (568,024)         (516,386)
                                                            -----------       -----------       -----------

Net increase (decrease) in cash                                 414,294            (5,761)         (278,875)

Cash at beginning of year                                        11,795            17,556           296,431
                                                            -----------       -----------       -----------

Cash at end of year                                         $   426,089            11,795            17,556
                                                            ===========       ===========       ===========



                                                                     (Continued)
                                      F-35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

   3.1.1 Certificate of Amendment to Restated Certificate of Incorporation of the Registrant. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.)

     3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.1 Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

     10.2 Supplemental Agreement between United Bank, the Registrant and Robert
          R. Jones III*.

     10.3 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.)

     21   Subsidiary of the Registrant.

     27   Financial Data Schedule.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED BANCORPORATION OF ALABAMA, INC.
                                      (Registrant)

                                      BY: /s/ Robert R. Jones, III
                                          -------------------------------------
                                          Robert R. Jones, III
                                          President and Chief Executive Officer
                                          March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                    CAPACITY IN WHICH SIGNED                DATE

/s/ Robert R. Jones, III      President, Chief                   March 29, 2000
-------------------------     Executive Officer, and
    Robert R. Jones, III      Director

/s/ Mitchell D. Staples       Treasurer                          March 29, 2000
-------------------------     (principal financial and
    Mitchell D. Staples       principal accounting
                              officer)

/s/ H. Leon Esneul            Director                           March 29, 2000
-------------------------
    H. Leon Esneul

/s/ David D. Swift            Director                           March 29, 2000
-------------------------
    David D. Swift

/s/ William J. Justice        Director                           March 29, 2000
-------------------------
    William J. Justice

/s/ Bobby W. Sawyer           Director                           March 29, 2000
-------------------------
    Bobby W. Sawyer

                              Director                           March 29, 2000
-------------------------
    William C. Grissett

/s/ L. Walter Crim            Director                           March 29,  2000
-------------------------
    L. Walter Crim

                               INDEX TO EXHIBITS

Exhibit
  No.                      Description
-------                    -----------
     21   Subsidiary of the registrant
          E2

     27   Financial Data Schedule
          (omitted from this conforming copy)