Form 10-Q
period 2000-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2000-05-15
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2000

Commission file number 2-78572


                     UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2000.

                    Class A Common Stock.... 1,090,531 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----
Item 1.  Financial Statements

         Consolidated Balance Sheets                                                                              3

         Consolidated Statements of Operations and Comprehensive Income                                           4

         Consolidated Statement of Cash Flows                                                                     5

         Notes to Consolidated Financial Statements                                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                       7

Item 3.  Market Risk Disclosures                                                                                 10

PART II - OTHER INFORMATION                                                                                      13

Item 2.  Changes in Securities                                                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                                                     13

Item 6.  (a)    Exhibit 10.4      1999 Employee Stock Purchase Plan of United
                                  Bancorporation of Alabama, Inc. (incorporated
                                  herein by reference from Appendix A to the
                                  corporation's definitive proxy statement dated
                                  April 10, 2000)

                Exhibit 10.5      Real Estate Option Agreement dated as
                                  of the 31st day of March, 2000 between
                                  United Bancorporation of Alabama, Inc. and
                                  Juniper Development, L.L.C.

                Exhibit 27        Financial Data Schedule

         (b)    Reports on Form 8-K                                                                            14

ITEM 1.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                                 BALANCE SHEETS


                                                                   March 31,          December 31,
                                                                     2000                1999
                                                                   Unaudited           Audited
                                                                 -------------      -------------
Assets
Cash and due from banks                                          $  10,165,357         10,312,090
Federal funds sold                                                   2,865,000         22,645,000
                                                                 -------------      -------------
    Cash and cash equivalents
                                                                    13,030,357         32,957,090
Interest bearing deposits with other
  financial institutions                                                    --                 --
Securities available for sale (amortized cost of $53,667,287
  and 44,310,451 respectively)                                      52,272,652         42,962,734
Securities held to maturity (market values of $15,124,791
  and $15,152,215 respectively)                                     15,407,571         15,545,733
Loans                                                              129,347,538        123,695,962
Less:  Unearned income                                                  12,322             19,448
       Allowance for loan losses                                     1,742,797          1,676,274
                                                                 -------------      -------------
    Net loans                                                      127,592,419        122,000,240

Premises and equipment, net                                          4,904,508          4,979,984
Interest receivable and other assets                                 3,127,067          3,521,463
                                                                 -------------      -------------
    Total assets                                                   216,334,574        221,967,244
                                                                 =============      =============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                           $  29,336,888         29,211,226
  Interest bearing                                                 147,218,184        153,997,225
                                                                 -------------      -------------
    Total deposits                                                 176,555,072        183,208,451

Securities sold under agreements to repurchase                      10,418,701          8,935,003
Other borrowed funds                                                 9,907,265          9,787,762
Accrued expenses and other liabilities                               1,277,781          2,389,365
                                                                 -------------      -------------
    Total liabilities                                              198,158,819        204,320,581


Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,154,081 and 1,149,281
  shares issued respectively                                            11,541             11,494

  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                          0                  0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                            0                  0
Surplus                                                              4,904,682          4,804,489
Accumulated other comprehensive
  income                                                              (836,781)          (808,600)

Retained earnings                                                   14,561,903         14,104,870
                                                                 -------------      -------------
                                                                    18,641,345         18,112,253
Less 63,550 treasury shares, at cost                                   465,590            465,590
                                                                 -------------      -------------
         Total stockholders' equity                                 18,175,755         17,646,663
                                                                 -------------      -------------
         Total liabilities and stockholders' equity                216,334,574        221,967,244
                                                                 =============      =============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31
                                                                   2000            1999
                                                                ----------      ----------
Interest income:
  Interest and fees on loans                                     3,026,569       2,684,715
  Interest on investment securities available for sale:
    Taxable                                                        578,538         634,564
    Nontaxable                                                     157,524         110,576
  Interest on investment securities held to maturity:
    Taxable                                                         81,867          91,086
    Nontaxable                                                     126,817         138,951
                                                                ----------      ----------
   Total investment income                                         944,746         975,177
  Other interest income                                            211,829          30,745
                                                                ----------      ----------
      Total interest income                                      4,183,144       3,690,637

Interest expense:
  Interest on deposits                                           1,684,546       1,420,916
  Interest on other borrowed funds                                 288,920         233,603
                                                                ----------      ----------
      Total interest expense                                     1,973,466       1,654,519

      Net interest income                                        2,209,678       2,036,118

Provision for loan losses                                          115,000         199,000
                                                                ----------      ----------

      Net interest income after
        provision for loan losses                                2,094,678       1,837,118

Noninterest income:
  Service charge on deposits                                       288,115         263,099
  Commission on credit life                                         12,957          16,285
  Investment securities gains and (losses), net                          0          22,025
  Other                                                             84,037          87,817
                                                                ----------      ----------
      Total noninterest income                                     385,109         389,226

Noninterest expense:
  Salaries and benefits                                            992,555         921,841
  Net occupancy expense                                            301,011         212,769
  Other                                                            566,179         516,154
                                                                ----------      ----------
      Total non-interest expense                                 1,859,745       1,650,764

      Earnings before income tax expense                           620,042         575,580
Income tax expense                                                 163,037         139,784
                                                                ----------      ----------
      Net earnings                                                 457,005         435,796
                                                                ==========      ==========

Basic earnings per share                                        $     0.42      $     0.42
Diluted earnings per share                                      $     0.41      $     0.42
Basic weighted average shares outstanding                        1,089,032       1,032,770
                                                                ==========      ==========
Diluted weighted average shares outstanding                      1,105,551       1,032,770
                                                                ==========      ==========


Statement of Comprehensive Income

Net Income                                                         457,005         435,796

Other Comprehensive Income, net of tax:
      Unrealized holding (losses) arising during the period        (28,181)       (228,167)
       Less: Reclassification adjustment for gains (losses)                             --
                 included in net income                                 --          22,025
                                                                ----------      ----------
Comprehensive income                                               428,824         229,654
                                                                ==========      ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                                                              2000             1999
                                                                           -----------      -----------
Operating Activities
 Net Income                                                                $   457,005          435,796
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                   115,000          199,000
   Depreciation on Premises and Equipment                                      130,418           72,347
   Amortization of Investment Securities held to maturity                       11,293           13,652
   Amortization of Investment Securities Available for Sale                     22,188           59,387
   (Gain) Loss on Sale of Investment Securities Available for Sale                  --          (22,025)
   (Gain) Loss on Disposal of Premises and Equipment                                --               --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                           413,162          540,275
   Decrease in Accrued Expenses
    and Other Liabilities                                                   (1,111,585)        (846,368)
                                                                           -----------      -----------
 Net Cash Provided (Used)  by Operating Activities                              37,481          452,064
                                                                           -----------      -----------
Investing Activities
  Proceeds From Interest-bearing Deposits in
   Other Financial Institutions                                                     --               --
  Proceeds From Sales of Investment Securities Available for Sale                   --        2,037,207
  Proceeds From Maturities of Investment Securities held to maturity           126,869          549,976
  Proceeds From Maturities of Investment Securities Available for Sale       1,589,208        5,581,005
  Purchases of Investment Securities held to maturity                               --               --
  Purchases of Investment Securities Available for Sale                    (10,968,232)      (6,615,873)
  Net Increase in Loans                                                     (5,707,179)     (13,593,333)
  Purchases of Premises and Equipment                                          (54,942)        (645,566)
  Proceeds From Sales of Premises and Equipment                                     --               --
  Proceeds From Sales of Other Real Estate                                      12,500               --
                                                                           -----------      -----------
 Net Cash Used by Investing Activities                                     (15,014,277)     (12,686,584)
                                                                           -----------      -----------
Financing Activities
  Net Increase in Deposits,                                                 (6,653,379)       5,055,061
 Net Increase in securities sold under
  agreement to repurchase                                                    1,483,698         (322,569)
 Exercise of stock options                                                      44,000               --
 Proceeds from sale of common stock                                             56,239               --
  Increase in Other Borrowed Funds                                             119,505        5,310,154
                                                                           -----------      -----------
 Net Cash (Used) Provided  by Financing Activities                          (4,949,937)      10,042,646
                                                                           -----------      -----------
 Decrease  in Cash and Cash Equivalents                                    (19,926,733)      (2,191,874)
Cash and Cash Equivalents at Beginning of Period                            32,957,090        9,030,901
                                                                           -----------      -----------
Cash and Cash Equivalents at End of Period                                  13,030,357        6,839,027
Supplemental disclosures                                                   ===========      ===========

Cash paid during the year for:
     Interest                                                                1,758,604        1,710,118
                                                                           ===========      ===========
     Income Taxes                                                                   --            3,543
                                                                           ===========      ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE 1 - General

The consolidated financial statements in this report have not been audited, except for the Consolidated Balance Sheets dated December 31, 1999. In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations and comprehensive income and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - New Accounting Pronouncements


In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Management is evaluating the impact of SFAF 133 on the financial statements of the Corporation.


NOTE 3 - Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2000 and 1999:

                                                          2000           1999
Diluted earnings per share:
   Weighted average common shares
      Outstanding                                       1,089,032      1,032,770
   Effect of the assumed exercise of stock
        options based on the treasury stock
        method using average market price                  16,519             --
                                                        ---------      ---------

Total weighted average common shares
    and potential common stock outstanding              1,105,551      1,032,770
                                                        =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the three months ended March 31, 2000, and 1999, comparative. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Net income after taxes for the three months ended March 31, 2000 increased $21,209, or 4.87%, as compared to the same period in 1999. The increase is primarily the result of a higher volume of interest earning assets.

Total interest income increased by $492,507, or 13.34%, during the first quarter of 2000. Average interest-earning assets were $202,153,766 for the first quarter of 2000 as compared to $184,624,977 for the same period in 1999, an increase of $17,528,789 or 9.49%. The average rate earned in 2000 was 8.32% as compared to 8.11% in 1999, reflecting the raising of rates by the Federal Reserve in the last two quarters. Thus, the majority of the increase in total interest income in 2000 is attributed to both the increases in volume and rising rates. The net interest margin decreased to 4.40% for the first quarter of 2000, as compared to 4.47% for the same period in 1999.

Total interest expense increased by $318,947, or 19.28%, in 2000. The increase in interest expense is attributed to the increase in interest bearing liabilities but was also influenced by the increase in the average interest rate paid. Average interest bearing liabilities increased to $169,478,373 in 2000, from $152,999,633 in 1999, an increase of $16,478,740, or 10.77%. The average rate paid during the first quarter of 2000 was 4.68% as compared to 4.39% for the same period in 1999.

The provision for loan losses decreased to $115,000 for the first three months of 2000, as compared to $199,000 for the same period in 1999. The decrease in the provision for loan loss of 42.21% was due primarily to the slower growth in the loan portfolio as compared to growth in prior year quarter. The allowance for loan losses is maintained at a level, which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

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

Net charged-off loans for the first quarter of 2000 were $48,477, as compared to $55,889 net charge-offs in the first quarter of 1999.

The allowance for loan losses represents 1.35% of gross loans at March 31, 2000, as compared to 1.36% at year-end 1999. Loans on which the accrual of interest had been discontinued amounted to $483,670 at March 31, 2000, as compared to $673,522 at December 31, 1999.

Total non-interest income decreased to $385,109 for the first quarter of 2000, as compared to $389,226 for the same period of 1999, a decrease of $4,117, or 1.06%. Service charges on deposits increased $25,016, or 9.51%. Commissions on credit life insurance decreased $3,328 in 2000, or 20.44%. Other income decreased during the first quarter of 2000 to $84,037 from $87,817 in 1999 or 4.30%.

Total non-interest expense increased $208,981, or 12.66% during the first quarter of 2000. Salaries and benefits increased $70,714 or 7.67%. Occupancy expense increased $88,242, or 41.47%. The majority of the increase in occupancy expense is from depreciation on the completed building in Lillian and major equipment purchases in late 1999. Other expense increased $50,025 or 9.69% during the first quarter of 2000 primarily caused by an increase in professional services of $32,338.

Earnings before taxes for the first quarter of 2000 increased $44,462, or 7.72%, compared to the same period of 1999. Income tax expense increased to $163,037 in 2000 from $139,784 in 1999, an increase of $23,253, or 16.63%. The effective tax rate increased from 24.29% to 26.29%.



Financial Condition and Liquidity

Total assets on March 31, 2000, decreased $6,190,524 or 2.79% as compared to December 31, 1999. Most of this decrease is due to public tax funds on deposit at year end being subsequently distributed to municipalities. Average total assets for the first quarter of 2000 were $216,335,842 as compared to $196,037,952 for the same period in 1999. Net loans increased by $5,592,179 or 4.58% at March 31, 2000, from December 31, 1999. Most of this growth in loans occurred in the Baldwin County markets and is primarily in the commercial real estate type loans. The net loan to deposit ratio on March 31, 2000 was 72.27%, as compared to 66.59% on December 31, 1999.

Federal Funds Sold decreased $19,780,000 as of March 31, 2000. This is the result of tax funds from a large county deposit being distributed by the county to different public entities. The investment securities available for sale increased by $9,309,918 or 21.67% in the first quarter of 2000, from December 31, 1999. This increase is also attributed to the tax funds that stayed within the bank. The investment securities held to maturity decreased by $138,162 or
 .88% at March 31, 2000 from December 31, 1999.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 2000 and December 31, 1999. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                       March       December
         Description                                   2000          1999
                                                       (Dollars in Thousands)
(A)      Loans accounted for on a                      $484          $674
         nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more as
         to interest or principal payments
         (excluding balances included in
         (A) above).                                     16            28

(C)      Loans, the term of which have been
         renegotiated to provide a reduction
         or deferral of interest or principal
         because of a deterioration in the
         financial position of the borrower.            150           122

(D)      Other non-performing assets                    223           257

Total deposits decreased $6,653,379, or 3.63%, at March 31, 2000, from December 31, 1999. Non-interest bearing deposits increased $125,662 or .43% at quarter end from the year-end total. Interest bearing deposits decreased $6,779,041, or 4.40%, at March 31, 2000, from December 31, 1999. The decreases in deposits were the result of public tax collection funds on deposit at year end being subsequently paid out to the various municipalities. Average total deposits for the first quarter of 2000 were $177,040,079, as compared to $157,187,762 for the same period in 1999.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 2000, was $18,175,755, an increase of $529,092, or 3.00%, from $17,646,663 at year-end
1999.

Primary capital to total assets at March 31, 2000, was 8.42%, as compared to 7.95% at year-end 1999. Total capital and allowances for loan losses to total assets at March 31, 2000, were 9.23%, as compared to 8.71% at December 31, 1999. The Corporation had risk based capital of $20,734,000, or 15.07%, at March 31, 2000, as compared to $20,131,000, or 14.96% at year end 1999. The minimum total capital requirement is 8.00%. Based on management's projection, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future, for existing operations, but the continual growth into new markets may require the Bank to continue to access external funding sources.






Item 3. Market Risk Disclosures

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risk, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Interest rate risk could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, generally do not arise in the Bank's normal course of business activities, to any significant extent.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of March 31, 2000. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                                      CHANGE IN         CHANGE IN
            CHANGE IN                 MARKET            MARKET            MARKET
          INTEREST RATES              VALUE             VALUE             VALUE
          (BASIS POINTS)              EQUITY            EQUITY          EQUITY (%)
          --------------             --------         ---------         ----------
               300                   10,278.0         (5,883.0)            (36.4)
               200                   12.065.4         (4,095.6)            (25.3)
               100                   14,063.4         (2,097.6)            (13.0)
                 0                   16,161.0                0                 0
              (100)                  18,399.3          2,238.2              13.8
              (200)                  20,842.9          4,681.9              29.0
              (300)                  23,411.0          7,250.0              44.9

The preceding table indicates that at March 31, 2000, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. The recent growth in loans has caused the caused the Corporation to become more liability sensitive over the period of a year, but the net interest margin remains stable in all interest rate environments tested.

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

                           PART II. OTHER INFORMATION


Item 2. Changes in Securities

         (c) During the quarter ended March 31, 2000, the Corporation sold 2,000 shares of Class A Stock to one accredited investor, an Alabama resident, in a private placement for aggregate consideration of $44,000.

                  The Corporation also sold an aggregate of 2,800 shares of Class A Stock at a price of $16 per share, for aggregate consideration of $44,800, to a total of four directors and/or officers of the Corporation or the Bank, upon the exercise of previously granted options.

                  The forgoing issuances were made in reliance upon exemptions from registration provided by Sections 3(a)(11) and/or 4(2) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 3, 2000.

         (b) The following nominees were re-elected as Directors of the Corporation, to serve until the 2003 Annual Meeting of Stockholders, by the votes indicated:

                       Nominee                For                 Against
                  ------------------        -------               -------
                  L. Walter Crim            746,222                  100
                  H. Leon Esneul            740,890                5,432
                  William J. Justice        746,222                  100

                  The Directors of the Corporation whose terms of office continued after the 2000 Annual Meeting are as follows below:

                                                 To Serve Until the Annual
                       Director              Meeting of Stockholders in the year
                  -------------------        -----------------------------------
                  William C. Grissett                      2001
                  David D. Swift                           2001
                  Robert R. Jones III                      2002
                  Bobby W. Sawyer                          2002

         (d) The stockholders of the Corporation approved the 1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (the "Plan") by the following vote:

                             For                Against               Abstain
                           -------              -------               -------
                           735,206                5,600                5,516

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      Exhibits.

                  Exhibit No.                    Description

                  Exhibit 10.4* 1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from Appendix A to the corporation's definitive proxy statement dated April 10, 2000)

                  Exhibit 10.5 Real Estate Option Agreement dated as of the 31st day of March, 2000 between United Bancorporation of Alabama, Inc. and Juniper Development, L.L.C.

                                    Management contracts and compensatory plans and arrangements are identified by an asterisk (*).


                  Exhibit 27        Financial Data Schedule

         (B) During the three months ended March 31, 2000, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED BANCORPORATION OF ALABAMA, INC.


Dated:  May 15, 2000                /s/ Robert R. Jones III
                                    ----------------------
                                    Robert R. Jones, III
                                    President

                                 EXHIBIT INDEX


                  Exhibit No.                    Description
                  -----------                    -----------
                     10.5           Real Estate Option Agreement dated as of the
                                    31st day of March, 2000 between United
                                    Bancorporation of Alabama, Inc. and Juniper
                                    Development, L.L.C.

                     27             Financial Data Schedule