Form 10-K/A
period 1999-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2000-05-16
CIK 704561

                                                                   DRAFT 5/12/00

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File No.  2-78572
   December 31, 1999

                     UNITED BANCORPORATION OF ALABAMA, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             63-0833573
-----------------------------                             -------------------
(State or other jurisdiction                               (I.R.S. Employer
   of incorporation or                                    Identification  No.)
      organization)

                      P.O. Drawer 8, Atmore, Alabama 36504
                     ---------------------------------------
                    (Address of principal executive offices)

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

Yes  X     No
    ----      ----

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


This Amendment No. 1 amends in its entirety Item 5 of the registrant's Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation's authorized common shares consist of the following:

(1) 5,000,000 shares of Class A common stock ("Class A Stock"), $.01 par value per share, of which 1,151,081 shares issued of which 1,091,531 are outstanding and held by approximately 550 shareholders of record, as of March 20, 2000.

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

Recent Sales of Unregistered Securities

During fiscal year 1999, the Corporation sold 49,961 shares of Class A Stock to a total of 18 accredited investors, all Alabama residents, in a private placement for aggregate consideration of $1,099,142, which includes sales previously reported in the Corporation's Form 10-Q for the quarter ended September 30, 1999 in the same offering.

The Corporation also sold an aggregate of 5,000 shares of Class A Stock at a price of $16 per share, for an aggregate of $80,000, to 9 directors and/or officers of the Corporation or the Bank, upon the exercise of previously granted options.

         The foregoing issuances were made in reliance upon exemptions from registration provided by Sections 3(a)(11) and/or 4(2) of the Securities Act.

                                    SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED BANCORPORATION OF ALABAMA, INC.
                                   (Registrant)

                                   BY: /s/ Mitchell D. Staples
                                       -----------------------------------------
                                       Mitchell D. Staples
                                       Treasurer and Principal Financial and
                                        Accounting Officer

Date:  May 16, 2000