Form 10-Q
period 2000-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2000-08-11
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended   June 30, 2000
                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000.

                       Class A Common Stock.... 1,154,881 Shares
                       Class B Common Stock....   -0-     Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2000


                                      INDEX

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets                            3

          Condensed Consolidated Statements of Earnings                    4

          Consolidated Statements of Cash Flows                            5

          Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7


PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders               14

Item 6. Exhibits and Reports on Form 8-K                                  14

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


Item 1.


                                                                           June 30,          December 31,
                                                                             2000               1999
                                                                           Unaudited          Audited
Assets
Cash and due from banks                                                  $   8,985,506         10,312,090
Federal funds sold                                                             715,000         22,645,000
                                                                         -------------      -------------
           Cash and cash equivalents                                         9,700,506         32,957,090

Securities available for sale (amortized cost of $52,876,469                51,662,603         42,962,734
    and 44,310,451 respectively)
Investment securities (fair values of $14,432,026                           15,249,160         15,545,733
   and $15,152,215, respectively)
Loans                                                                      133,874,295        123,695,962
Less:  Unearned income                                                           8,042             19,448
       Allowance for loan losses                                             1,796,115          1,676,274
                                                                         -------------      -------------
           Net loans                                                       132,070,138        122,000,240

Premises and equipment, net                                                  4,783,876          4,979,984
Interest receivable and other assets                                         3,618,209          3,521,463
                                                                         -------------      -------------
           Total assets                                                    217,084,492        221,967,244
                                                                         =============      =============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                   $  29,269,335         29,211,226
  Interest bearing                                                         147,830,601        153,997,225
                                                                         -------------      -------------
           Total deposits                                                  177,099,936        183,208,451

Securities sold under agreements to repurchase                               9,988,688          8,935,003
Other borrowed funds                                                         8,966,659          9,787,762
Accrued expenses and other liabilities                                       2,509,928          2,389,365
                                                                         -------------      -------------
           Total liabilities                                               198,565,211        204,320,581

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
    shares of $.01 par value; 1,154,881 and 1,149,281 respectively
    shares issued and outstanding                                               11,549             11,494
  Class B common stock of $.01 par value
    Authorized 250,000 shares;
    -0- shares issued and outstanding                                                0                  0
  Preferred stock of $.01 par value.  Authorized
    250,000 shares; -0- shares issued
    and outstanding                                                                  0                  0
Surplus                                                                      4,939,618          4,804,489
Accumulated other comprehensive
  income                                                                      (716,320)          (808,600)
Retained earnings                                                           14,741,093         14,104,870
                                                                         -------------      -------------
                                                                            18,975,940         18,112,253
Less 62,649 and 63,550 treasury shares, at cost                                456,580            465,590
                                                                         -------------      -------------
         Total stockholders' equity                                         18,519,360         17,646,663
                                                                         -------------      -------------
         Total liabilities and stockholders' equity                        217,084,571        221,967,244
                                                                         =============      =============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                 STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                      Three Months Ended          Six Months Ended
                                                                            June 30                   June 30
                                                                       2000        1999          2000         1999
Interest income:
  Interest and fees on loans                                        3,150,446    2,894,720     6,177,015    5,579,435
  Interest on investment securities Available for Sale:
    Taxable                                                           618,331      508,042     1,196,869    1,142,606
    Nontaxable                                                        174,810      122,394       332,334      232,970
  Interest on investment securities Held to Maturity:
    Taxable                                                            80,737       86,092       162,604      177,178
    Nontaxable                                                        125,267      130,831       252,084      269,782
                                                                   ----------   ----------    ----------   ----------
   Total investment income                                            999,145      847,359     1,943,891    1,822,536
  Other interest income                                                83,251       54,801       295,080       85,546
                                                                   ----------   ----------    ----------   ----------
      Total interest income                                         4,232,842    3,796,880     8,415,986    7,487,517

Interest expense:
  Interest on deposits                                              1,748,881    1,419,655     3,433,427    2,840,571
  Interest on other borrowed funds                                    282,364      270,336       571,284      503,939
                                                                   ----------   ----------    ----------   ----------
      Total interest expense                                        2,031,245    1,689,991     4,004,711    3,344,510

      Net interest income                                           2,201,597    2,106,889     4,411,275    4,143,007

Provision for loan losses                                             120,000       99,000       235,000      298,000
                                                                   ----------   ----------    ----------   ----------

      Net interest income after
        provision for loan losses                                   2,081,597    2,007,889     4,176,275    3,845,007

Noninterest income:
  Service charge on deposits                                          288,474      265,815       576,589      528,914
  Commission on credit life                                             8,548       10,152        21,505       26,437
  Investment securities gains and losses, net                              --        9,882            --       31,907
  Other                                                                84,396       76,876       168,433      164,693
                                                                   ----------   ----------    ----------   ----------
      Total noninterest income                                        381,418      362,725       766,527      751,951

Noninterest expense:
  Salaries and benefits                                               957,208    1,058,152     1,949,763    1,979,993
  Net occupancy expense                                               333,612      257,255       634,623      470,024
  Other                                                               559,897      491,663     1,126,076    1,007,817
                                                                   ----------   ----------    ----------   ----------
      Total non-interest expense                                    1,850,717    1,807,070     3,710,462    3,457,834

      Earnings before income tax expense                              612,298      563,544     1,232,340    1,139,124
Income tax expense                                                    160,052      144,031       323,089      283,815
                                                                   ----------   ----------    ----------   ----------
      Net earnings                                                    452,246      419,513       909,251      855,309
                                                                   ==========   ==========    ==========   ==========

Basic earnings per share (Note 3)                                  $     0.41   $     0.41    $     0.83   $     0.83
Diluted earnings per share (Note 3)                                $     0.41   $     0.40    $     0.83   $     0.82
Basic weighted average shares outstanding                           1,091,565    1,033,157     1,090,298    1,032,964
                                                                   ==========   ==========    ==========   ==========
Diluted weighted average shares outstanding                         1,101,927    1,042,892     1,101,311    1,037,859
                                                                   ==========   ==========    ==========   ==========

Statement of Comprehensive Income

Net Income                                                            452,246      419,513       909,251      855,309

Other Comprehensive Income, net of tax:
     Unrealized Holding gains (losses) arising during the period      120,462     (506,197)       92,280     (725,097)
     Less:  Reclassification adjustment for gains (losses)
                 included in net income                                    --        5,929            --       18,658
                                                                   ----------   ----------    ----------   ----------
Comprehensive income                                                  572,708      (80,755)    1,001,531      148,870
                                                                   ==========   ==========    ==========   ==========

                             UNITED BANCORPORATION
                            STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)


                                                                             2000              1999
Operating Activities
 Net Income                                                              $    909,251         855,309
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                  235,000         298,000
   Depreciation on Premises and Equipment                                     257,122         159,668
   Amortization of Investment Securities held to maturity                      21,949          28,465
   Amortization of Investment Securities Available for Sale                    35,788         118,377
   (Gain) Loss on Disposal of Premises and Equipment                               --          (4,300)
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                         (158,286)        828,270
    and Other Liabilities                                                     120,484      (1,177,755)
  Earned compensation - stock option plan                                      22,880         117,839
                                                                         ------------    ------------
 Net Cash Provided (Used)  by Operating Activities                          1,444,188       1,223,873
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale                  --       7,124,043
  Proceeds From Maturities of Investment Securities held to maturity          274,624         806,636
  Proceeds From Maturities of Investment Securities Available for Sale      3,053,370       7,713,814
  Purchases of Investment Securities Available for Sale                   (11,635,177)     (6,615,873)
  Net Increase in Loans                                                   (10,304,898)    (21,486,614)
  Purchases of Premises and Equipment                                         (61,014)     (1,859,010)
  Proceeds From Sales of Premises and Equipment                                    --           4,300
  Purchases of Other Real Estate                                              (12,500)             --
  Proceeds From Sales of Other Real Estate                                     12,500           5,006
                                                                         ------------    ------------
 Net Cash Used by Investing Activities                                    (18,673,095)    (14,307,698)
                                                                         ------------    ------------
Financing Activities
  Net Increase in Deposits                                                 (6,108,515)      5,126,546
 Net Increase in securities sold under
  agreement to repurchase                                                   1,053,685       1,117,926
  Exercise of stock options                                                    44,000              --
  Proceeds from sale of common stock                                           57,599              --
  Proceeds from sale of treasury stock                                         19,714              --
  Cash Dividends                                                             (273,058)             --
  Increase in Other Borrowed Funds                                           (821,102)      4,615,563
                                                                         ------------    ------------
 Net Cash (Used) Provided  by Financing Activities                         (6,027,677)     10,860,035
                                                                         ------------    ------------
 Decrease  in Cash and Cash Equivalents                                   (23,256,584)     (2,223,790)
Cash and Cash Equivalents at Beginning of Period                           32,957,090       9,030,901
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Period                                  9,700,506       6,807,111
                                                                         ============    ============

Supplemental disclosures

 Cash paid during the year for:
     Interest                                                               3,868,062       3,344,634
                                                                         ============    ============

     Income Taxes                                                             352,263         415,293
                                                                         ============    ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

NOTE 1 - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation") and wholly-owned subsidiary United Bank (the "Bank"). In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations and comprehensive income and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - New Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Management is evaluating the impact, if any, of SFAS 133 on the financial statements of the Corporation.

NOTE 3 - Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three month and six months ended June 30, 2000 and 1999.

                                                           Three months            Six months
                                                          ended June 30,          ended June 30
                                                         2000        1999        2000        1999
Weighted average common shares outstanding            1,091,565   1,033,157   1,090,298   1,032,964

Net effect of the assumed exercise of stock options
based on the treasury stock method using average
market price for the quarter                             10,362       9,735      11,013       4,895

Total weighted average common shares and potential
common stock outstanding                              1,101,927   1,042,892   1,101,311   1,037,859

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 2000, and 1999, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Six Months ended June 30, 2000 and 1999, Compared

Net income for the six months ended June 30, 2000, increased $53,942, or 6.30%, as compared to the same period in 1999.

Total interest income increased $928,469, or 12.40%, in 2000. Average interest-earning assets were $205,667,184 for the first six months 2000, as compared to $186,287,279 for the same period in 1999, an increase of $19,379,905, or 10.40%. The average rate earned in 2000 was 8.36% as compared to 8.11% in 1999, reflecting the rising interest rate environment during 2000. Thus, the increase in total interest income in 2000 is attributed to the increase in earning assets and rising interest rates. Net interest margin decreased to 4.38% for the first six months of 2000 as compared to 4.49% for the same period in 1999. This decrease was caused by the increasing cost of deposits during the year.

Total interest expense increased by $660,201, or 19.74%, in 2000, when compared to the same period in 1999. This rise in interest expense can be attributed to both the increase in deposits and the rise in interest rates. Average interest bearing liabilities increased to $168,128,009 in 2000 from $153,829,755 in 1999, an increase of $14,298,254, or 9.29%. The average rate paid rose to 4.79% in 2000, as compared to 4.38% in 1999.

The provision for loan losses decreased to $235,000 for the first six months of 2000 as compared to $298,000 for the same period in 1999. This decrease is due to the slower loan growth in the first six months of 2000 as compared to 1999. The allowance for loan losses is maintained at a level which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to operating expenses is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned loan classifications as follows: substandard (10%), doubtful (50%), and loss (100%).

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Corporation's markets.

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

Net charged-off loans for the first six months of 2000 were $115,159, as compared to $116,304 for the same period in 1999.

The allowance for possible loan losses represents 1.35% of gross loans at June 30, 2000, as compared to 1.36% at year-end 1999. Loans on which the accrual of interest had been discontinued has risen to $847,463 at June 30, 2000, as compared to $673,522 at December 31, 1999. The increase is primarily due to a loan that has been placed on nonaccural status but is fully collateralized.

Total noninterest income increased $14,576 or 1.94%, for the first six months of 2000. When noninterest income is adjusted for the gain on sale of investments, $31,907 in 1999, the increase is $46,483 or 6.46%. Service charges on deposits increased $47,675, or 9.01%, for the first six months. Commissions on credit life decreased $4,932 in 2000, or 18.66%. Other income increased during the first six months of 2000 by $3,740 or 2.27%.

Total noninterest expense increased $252,628, or 7.31%, during the first six months of 2000. Salaries and benefits decreased $30,230 or 1.53%, in the first six months of 2000. The decrease in salaries results from the combination of a $84,940 decrease in stock compensation which was offset by normal compensation increases of approximately $55,000. Occupancy expense increased $164,599 or 35.06% in the first six months of 2000. This increase in cost is due to the opening of a new banking facility in Lillian in the latter part on 1999 and an upgrade to communications throughout the bank. Other expenses increased $118,259, or 11.73%, during the first six months of 2000.

Earnings before taxes for the first six months of 2000 increased $93,216, or 8.18%, over the same period in 1999. Income tax expense increased $39,274, or 13.84%, for the first six months of 2000.

Three Months Ended June 30, 2000, and 1999, Compared

Net income for the three months ended June 30, 2000 increased $32,733, or 7.80%. Earnings per share remained at $0.41 for the three months ended June 30, 2000.

Total interest income increased $435,962 or 11.48% for the second quarter of 2000. Average interest earning assets increased to $202,868,359 in 2000, from $187,940,436 in 1999, an increase of $14,927,923, or 7.94%. Interest and fees on loans increased $255,726, or 8.83%, in 2000. The average rate earned on interest earning assets during the second quarter of 2000 was 8.39%, as compared to 8.10% for the same period in 1999. Therefore, the increase in interest earned is due to the increase in earning assets, and also by an increase in interest rates. The net interest margin decreased to 4.37% for the second quarter of 2000, as compared to 4.50% for the same period in 1999.

Total interest expense increased by $341,254, or 20.19%, for the second quarter of 2000. Average interest-bearing liabilities for the second quarter of 2000 were $166,779,318 as compared to $154,650,001 for the same period in 1999, an increase of $12,129,317, or 7.84%. During this same period cost of interest bearing liabilities increased from 4.41% in 1999 to 4.90% in 2000.

The provision for loan losses increased to $120,000 for the second quarter of 2000 as compared to $99,000 for the same period in 1999. Net charge offs for the second quarter of 2000 were $66,712 as compared to $64,705 net charge offs for the same period in 1999.

Total noninterest income increased $18,693, or 5.15%, for the second quarter of 2000. Service charges on deposits increased $22,659, or 8.52%, in 2000. Commissions on credit life insurance decreased $1,604, or 15.80%, for the second quarter of 2000. Other income increased during the second quarter of 2000 by $7,520, or 9.78%.

Total noninterest expense increased $43,647, or 2.42%, during the second quarter of 2000. Salaries and benefits decreased $100,944, or 9.54%, in 2000. The decrease is primarily attributable to a $96,600 decrease in stock compensation expense, due to stock options vesting immediately upon approval of the corporation stock compensation plan at the May 1999 stockholders' meeting plan. Occupancy expense increased $76,357, or

29.68%, in 2000. The occupancy expense increase is due to the opening of a new building in Lillian. Other expenses increased $68,234 during the second quarter of 2000.

Earnings before taxes for the second quarter of 2000 increased by $48,754, or 8.65%. Income taxes increased $16,021, or 11.12%, in the second quarter of 2000.

Financial Condition and Liquidity

Total assets on June 30, 2000, decreased $4,882,752, or 2.20% from December 31, 1999. This decrease is due to a local county tax authority distributing taxes to individual municipalities. Average total assets for the first six months of 2000 were $216,172,633. The loan (net of allowance) to deposit ratio on June 30, 2000, excluding bankers acceptances and commercial paper, was 75.27% as compared to 67.52% on December 31, 1999.

Fed Funds Sold decreased $21,930,000, or 96.84%, as of June 30, 2000. This decrease is due to a local county tax authority distributing taxes to individual municipalities causing deposits and cash to decrease. The investment securities available for sale increased $8,699,869, or 20.25%, at June 30, 2000. The investment securities held to maturity decreased $296,573, or 1.90%. Loans increased $10,178,333, primarily as he result of new commercial real estate loans in the Baldwin county market.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 2000 and December 31, 1999. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                        June 30         December 31
          Description                                     2000              1999
                                                          (Dollars in Thousands)
(A)       Loans accounted for on
          a nonaccrual basis                               $847             $674

(B)       Loans which are contractually
          past due ninety days or more
          as to interest or principal
          payments (excluding balances
          included in (A) above).                            16               28


(C)       Loans, the terms of which have been
          renegotiated to provide a
          reduction or deferral of interest
          or principal because of a
          deterioration in the financial
          position of the borrower.                         146              122

(D)       Other non-performing assets                       217              257

The increase in loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower increased primarily because of one loan restructured in bankruptcy court.

The decrease in other non-performing assets was due to the sale of repossessed assets.

Total deposits decreased $6,108,515, or 3.33%, at June 30, 2000. Noninterest bearing deposits increased $58,109 at June 30, 2000. Interest bearing deposits decreased $6,166,624, or 4.00%, at June 30, 2000.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 2000, was $18,519,360, an increase of $872,697, or 4.95%. This increase is primarily due to earnings, together with the unrecognized holding gains, and the sale of stock, less dividends declared.

Primary capital to total assets at June 30, 2000, was 8.53%, as compared to 7.95% at year-end 1999. Total capital and allowances for loan losses to total assets at June 30, 2000, was 9.35%, as compared to 8.70% at December 31, 1999. The Corporation's risk based capital was $21,008,000, or 14.81%, at June 30, 2000, as compared to $20,131,000, or 14.96%, at year end 1999 compared to the minimum requirement of 8.00%. Based on management's projection, internal generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but the continual growth into new markets may require the Bank to access external funding sources. There can be no assurance that such funding source will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of June 30, 2000. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

         CHANGE IN                        CHANGE IN        CHANGE IN
       INTEREST RATES    MARKET VALUE    MARKET VALUE     MARKET VALUE
       (BASIS POINTS)       EQUITY          EQUITY          EQUITY %
       --------------    ------------    ------------     ------------
            300             10,388         (6,308)            (38)
            200             12,347         (4,349)            (26)
            100             14,443         (2,253)            (13)
              0             16,696              0               0
           (100)            19,129          2,433              15
           (200)            21,768          5,072              30
           (300)            24,648          7,952            34.4

The preceding table indicates that at June 30, 2000, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

Computation of prospective effects of hypothetical interest rate changes included in these forward-looking statements are subject to certain risks, uncertainties, and assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate any actions the Bank could undertake in response to changes in interest rates.

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

                          PART II -- OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.

                    (a) A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 3, 2000 was reported on the Corporation's Form 10-Q for the quarter ended March 31 2000, and is incorporated by reference herein.

         Item 6.  Exhibits and Reports on Form 8-K.

                    (a)  See Exhibit Index.

                    (b) During the quarter ended June 30, 2000 the Corporation did not file a Form 8-K Current Report.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANCORPORATION OF ALABAMA, INC.

pate:   August 11, 2000                 /s/ Robert R. Jones III
       ----------------                 ---------------------------------------
                                        Robert R. Jones III
                                        President and CEO

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
27                  Financial Data Schedule