Form 10-Q
period 2000-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2000-11-13
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended   September 30, 2000
                               -----------------------

Commission file number   2-78572
                       ------------



                     UNITED BANCORPORATION OF ALABAMA, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    63-0833573
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)



         200 East Nashville Avenue, Atmore, Alabama        36502
        ----------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)



                                 (334) 368-2525
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000.

                    Class A Common Stock.... 1,155,881 Shares
                    Class B Common Stock....       -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2000


                                      INDEX



PART I - FINANCIAL INFORMATION                                         PAGE
                                                                       ----

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                           3

          Condensed Consolidated Statements of Earnings                   4

          Consolidated Statements of Cash Flows                           5

          Notes to Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

Item 3. Quantitative and Qualitative Disclosures about Market Risk       12

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                 15

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

PRINT IN ALLWAYS, A2.I57, LM=.85, TM=.40


Part I - Financial Information
Item 1.

                                                                      September 30,      December 31,
                                                                          2000               1999

Assets
Cash and due from banks                                             $    12,137,332         10,312,090
Federal funds sold                                                        1,145,000         22,645,000
                                                                    ---------------    ---------------
              Cash and cash equivalents                                  13,282,332         32,957,090
Securities available for sale, at fair value,
   (amortized cost of $48,195,847 and $44,310,451 respectively)          47,385,259         42,962,734
Investment securities held to maturity, at amortized cost,
  (market value of $14,185,427 and $15,152,215 respectively)             14,376,076         15,545,733

Loans                                                                   141,258,419        123,695,962
Less:  Unearned income                                                        4,003             19,448
           Allowance for loan losses                                      1,865,274          1,676,274
                                                                    ---------------    ---------------
              Net loans                                                 139,389,142        122,000,240

Premises and equipment, net                                               4,870,793          4,979,984
Interest receivable and other assets                                      3,494,881          3,521,463
                                                                    ---------------    ---------------
              Total assets                                          $   222,798,483        221,967,244
                                                                    ===============    ===============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                              $    29,340,368         29,211,226
  Interest bearing                                                      149,311,147        153,997,225
                                                                    ---------------    ---------------
              Total deposits                                            178,651,515        183,208,451

Securities sold under agreements to repurchase                           10,393,481          8,935,003
Other borrowed funds                                                     12,365,921          9,787,762
Accrued expenses and other liabilities                                    2,086,220          2,389,365
                                                                    ---------------    ---------------
              Total liabilities                                         203,497,137        204,320,581

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,155,881 and 1,149,281
  shares issued and outstanding                                              11,559             11,494
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                               0                  0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                                 0                  0
Surplus                                                                   4,967,048          4,804,489
Net unrealized loss on securities
  available for sale                                                       (486,353)          (808,600)
Retained earnings                                                        15,265,672         14,104,870
                                                                    ---------------    ---------------
                                                                         19,757,926         18,112,253
Less 62,649 and 63,550 treasury shares, at cost                             456,580            465,590
                                                                    ---------------    ---------------
         Total stockholders' equity                                      19,301,346         17,646,663
                                                                    ---------------    ---------------
         Total liabilities and stockholders' equity                 $   222,798,483        221,967,244
                                                                    ===============    ===============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                                                   Three Months Ended              Nine Months Ended
                                                                       September 30                   September 30
                                                                   2000           1999            2000            1999

Interest income:
  Interest and fees on loans                                   $  3,378,869      3,039,794       9,555,884      8,619,229
  Interest on investment securities available for sale:
    Taxable                                                         573,848        501,658       1,770,717      1,644,264
    Nontaxable                                                      172,888        130,775         505,222        363,745
  Interest on investment securities held to maturity:
    Taxable                                                          79,013         85,912         241,617        263,090
    Nontaxable                                                      118,910        129,681         370,994        399,463
                                                               ------------   ------------    ------------   ------------
   Total investment income                                          944,659        848,026       2,888,550      2,670,562
  Other interest income                                              83,073         29,110         378,153        114,656
                                                               ------------   ------------    ------------   ------------
      Total interest income                                       4,406,601      3,916,930      12,822,587     11,404,447

Interest expense:
  Interest on deposits                                            1,923,897      1,475,976       5,357,324      4,316,547
  Interest on other borrowed funds                                  297,896        289,692         869,180        793,631
                                                               ------------   ------------    ------------   ------------
      Total interest expense                                      2,221,793      1,765,668       6,226,504      5,110,178

      Net interest income                                         2,184,808      2,151,262       6,596,083      6,294,269

Provision for loan losses                                           120,000         99,000         355,000        397,000
                                                               ------------   ------------    ------------   ------------

      Net interest income after
        provision for loan losses                                 2,064,808      2,052,262       6,241,083      5,897,269

Noninterest income:
  Service charge on deposits                                        315,151        287,184         891,740        816,098
  Commission on credit life                                           7,188         11,579          28,693         38,016
  Investment securities gains and losses, net                        34,725             --          34,725         31,907
  Other                                                              63,391         64,004         231,824        228,697
                                                               ------------   ------------    ------------   ------------
      Total noninterest income                                      420,455        362,767       1,186,982      1,114,718

Noninterest expense:
  Salaries and benefits                                           1,003,784        996,246       2,953,547      2,976,239
  Net occupancy expense                                             325,430        256,561         960,053        726,585
  Other                                                             466,730        505,052       1,592,806      1,512,869
                                                               ------------   ------------    ------------   ------------
      Total non-interest expense                                  1,795,944      1,757,859       5,506,406      5,215,693

      Earnings before income tax expense                            689,319        657,170       1,921,659      1,796,294
Income tax expense                                                  164,740        177,145         487,829        460,960
                                                               ------------   ------------    ------------   ------------
      Net earnings                                             $    524,579        480,025       1,433,830      1,335,334
                                                               ============   ============    ============   ============

Basic earnings per share                                       $       0.48   $       0.46    $       1.31   $       1.29
Diluted earnings per share                                     $       0.48   $       0.46    $       1.30   $       1.28
Basic weighted average shares outstanding                         1,094,937      1,034,084       1,091,363      1,033,342
                                                               ============   ============    ============   ============
Diluted weighted average shares outstanding                       1,102,079      1,049,151       1,103,413      1,041,608
                                                               ============   ============    ============   ============


Statement of Comprehensive Income

Net Income                                                     $    524,579        480,025       1,433,830      1,335,334

Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising
        during the period                                           229,967       (167,291)        322,247       (873,730)
     Less:  Reclassification adjustment for gains
        (losses) included in net income                              20,835             --          20,835         19,144
                                                               ------------   ------------    ------------   ------------
Comprehensive income                                           $    733,711        312,734       1,735,242        442,460
                                                               ============   ============    ============   ============

                     UNITED BANCORPORATION OF ALABAMA INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 For the Nine Months Ended
                                                                                         September 30
                                                                                  2000              1999

Operating Activities
 Net Income                                                                     1,433,830        1,335,334
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                      355,000          397,000
   Depreciation on Premises and Equipment                                         383,827          269,073
   Amortization of Investment Securities Held to Maturity                          29,671           40,315
   Amortization of Investment Securities Available for Sale                        47,879          154,825
   Gain on Sale of Investment Securities Available for Sale                       (34,725)         (31,907)
   Gain on Disposal of Premises and Equipment                                          --           (4,300)
   Increase in Interest Receivable
    and Other Assets                                                             (188,301)         (47,964)
   Decrease in Accrued Expenses
    and Other Liabilities                                                        (303,145)        (566,143)
  Earned compensation - stock option plan                                          34,350          150,040
                                                                            -------------    -------------
 Net Cash Provided  by Operating Activities                                     1,758,386        1,696,273
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale               4,627,751        7,499,650
  Proceeds From Maturities of Investment Securities Held to Maturity            1,139,986        1,114,598
  Proceeds From Maturities of Investment Securities Available for Sale          5,458,841       10,430,035
  Purchases of Investment Securities Available for Sale                       (13,985,142)      (9,119,497)
  Net Increase in Loans                                                       (17,743,902)     (25,462,465)
  Purchases of Premises and Equipment                                            (274,636)      (1,961,101)
  Proceeds From Sales of Premises and Equipment                                        --            4,300
                                                                            -------------    -------------
 Net Cash Used by Investing Activities                                        (20,777,101)     (17,494,480)
                                                                            -------------    -------------
Financing Activities
  Net (Decrease) Increase in Deposits                                          (4,556,936)      10,049,138
  Net Increase (Decrease)  in securities sold under
  agreement to repurchase                                                       1,458,478       (1,997,184)
  Proceeds from sale of stock under the Employee Stock Purchase Plan               19,714
  Exercise of  Stock Options                                                       73,600               --
  Cash Dividends                                                                 (273,058)        (258,394)
  Proceeds from Sale of Common Stock Class A                                       44,000           87,876
  Increase in Other Borrowed Funds                                              2,578,159        7,935,138
                                                                            -------------    -------------
 Net Cash (Used)  Provided  by Financing Activities                              (656,043)      15,816,574
                                                                            -------------    -------------
(Decrease) Increase  in Cash and Cash Equivalents                             (19,674,758)          18,367
Cash and Cash Equivalents at Beginning of Period                               32,957,090        9,030,901
                                                                            -------------    -------------
Cash and Cash Equivalents at End of Period                                     13,282,332        9,049,268
                                                                            =============    =============

Supplemental disclosures

Cash paid during the year for:                                                  5,900,750        4,622,628
     Interest
                                                                            =============    =============

     Income Taxes                                                                 512,263          468,543
                                                                            =============    =============

                     UNITED BANCORPORATION OF ALABAMA, INC.,
                                 AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

Note 1  - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation") and its wholly-owned subsidiary United Bank (the "Bank"). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


NOTE 2 - New Accounting Pronouncements

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective for financial statements for the fourth quarter of the fiscal year beginning after December 15, 1999. Management does not expect SAB 101 to have an impact on the financial statements of the Corporation.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. Management does not expect SFAS 133 to have an impact on the financial statements of the Corporation.

NOTE 3 - Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999.

                                                                   Three months                      Nine months
                                                                      ended                             ended
                                                                  September 30,                      September 30,
                                                             2000              1999              2000              1999

Weighted average common shares outstanding                 1,094,937         1,034,084         1,091,363         1,033,342

Net effect of the assumed exercise of stock options
based on the treasury stock method using average               7,142            15,067            12,050             8,266
market price for the quarter

Total weighted average common shares and potential         1,102,079         1,049,151         1,103,413         1,041,608
common stock outstanding


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide a comparative analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the nine months ended September 30, 2000, and 1999. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Nine Months Ended September 30, 2000 and 1999 Compared

Net income after taxes for the nine months ended September 30, 2000 was $1,433,830, an increase of $98,496 or 7.38%, as compared to $1,335,334 for the same period in 1999. Basic earnings per share increased to $1.31 for the nine months ended September 30, 2000 as compared to $1.29 in 1999.

Net interest income through the first nine months of 2000 increased to $6,596,083 from $6,294,269. The net interest margin was 4.32% for the first nine months of 2000 as compared to 4.46% for the same period in 1999. This decrease was caused by interest bearing liabilities repricing faster than interest earning assets.

Total interest income increased $1,418,140, or 12.43%, to $12,822,587 in 2000 from $11,404,447 in 1999. Average interest earning assets were $203,539,546 for the first nine months 2000, as compared to $188,149,101 for the same period in 1999, an increase of $15,390,445, or 8.18 %. The average rate earned in 2000 on earning assets was 8.41% as compared to 8.10% in 1999. The increase in average rates earned was due to the increases in prime rate during the period.

Total interest expense increased by $1,116,326 in 2000 to $6,226,504 from $5,110,178 in 1999. Average interest-bearing liabilities increased to $168,475,408 in 2000 from $155,425,164 in 1999, an increase of $13,050,244, or
8.40%. The average rate paid rose to 4.94% in 2000, from 4.40% in

1999. The majority of the growth in assets and liabilities is attributable to the Bank's growth in Baldwin County.

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

The provision for loan losses decreased to $355,000 for the first nine months of 2000 as compared to $397,000 for the same period in 1999. Total charged off loans amounted to $191,551 for the first nine months of 2000, while recoveries amounted to $25,550 resulting in net charged off loans of $166,001. For the same period in 1999, total charge offs were $253,093 and recoveries were $44,751 resulting in net charge offs of $208,342.

The allowance for possible loan losses represents 1.32% of gross loans at September 30, 2000, as compared to 1.36% at year-end 2000. Loans on which the accrual of interest had been discontinued amounted to $408,197 at September 30, 2000, as compared to $673,522 at December 31, 1999. Management believes that the allowance for loan losses is appropriate considering the current composition of the portfolio and management's assessment of the underlying credit risk.

Total noninterest income increased to $1,186,982 for the first nine months of 2000, as compared to $1,114,718 for the same period in 1999, an increase of $72,264, or 6.48%. Investment security gains were $34,725 for the first nine months of 2000, as compared to gains of $31,907 in 1999. Service charges on deposits increased $75,642 or 9.27% to $891,740 in 2000 from $816,098 in 1999 as the Bank raised overdraft fees and insufficient fund charges. Commissions on credit life insurance decreased to $28,693 in 2000 from $38,016 in 1999, a decrease of $9,323, or 24.52%.

Other income increased during the first nine months of 2000 to $231,824 from $228,697 in 1999, an increase of $3,127, or 1.37%.

Total noninterest expense increased $290,713, or 5.57%, to $5,506,406 during the first nine months of 2000, as compared to $5,215,693 for the same period in 1999. Salaries and benefits decreased to $2,953,547 in 2000 from $2,976,237 in 1999, a decrease of $22,692, or 0.76%. This decrease is primarily due to the expense associated with the stock options, which decreased by $115,690, offset by normal salary increases of $92,998 or 3.12% during the first nine month period of 2000. Occupancy expense increased $233,468 or 32.13% to $960,053 in 2000 from $726,585 in 1999, primarily due to the opening of a new branch and the expenses associated with it for the first nine months of 2000. Other expense increased to $1,592,806 during the first nine months of 2000 from $1,512,869 in the same period in 1999, an increase of $79,937, or 5.28%. A significant portion of the increase was for data processing fees, which increased $38,892 or 21.11% in the past nine months.

Earnings before taxes for the first nine months of 2000 increased $125,365, or 6.98%, to $1,921,659 from $1,796,294 for the same period in 1999. Income taxes increased $26,869 or 5.83%. The effective tax rate was decreased to 25.39% from 25.66%. Net income after taxes increased $98,496 or 7.38% from $1,335,334 in 1999 to $1,433,830 in 2000.

Three Months Ended September 30, 2000 and 1999 Compared

Net earnings for the three months ended September 30, 2000 were $524,579, an increase of $44,554, or 9.28% from $480,025, for the same period last year. Basic earnings per share increased to $0.48 for the third quarter of 2000, from $0.46 for the same period in 1999.

Total interest income increased $489,671 or 12.50% to $4,406,601 for the third quarter of 2000, as compared to $3,916,930 for the same period in 1999. Interest and fees on loans increased $339,075, or 11.15%, to $3,378,869 in 2000, from $3,039,794 in 1999. The average rate earned on interest earning assets during the third quarter of 2000 was 8.50%, as compared to 8.08% for the same period in 1999. This increase is related to the rise in interest rates over the past nine months. Average interest earning assets increased to $205,603,056 in 2000, from $191,847,407 in 1999, an increase of $13,755,649, or 7.17%.

Total interest expense increased by $456,125 or 25.83% from $1,765,668 in 1999 to $2,221,793. This increase was caused by both an increase in rates and an increase in volume. The increase in rates was due to the changes in the federal monetary policy by the Federal Reserve Board. Average interest bearing liabilities for the third quarter of 2000 were $169,186,396, as compared to $158,566,606 for the same period in 1999, an increase of $10,619,790 or 6.70%.

Net interest margin decreased to 4.20% from 4.43% in the previous third quarter. This decrease is due to higher rates being paid and deposits generally repricing faster than loans.

The provision for loan losses increased to $120,000 for the third quarter of 2000 as compared to

$99,000 for the same period in 1999, primarily due to the overall growth in the loan portfolio. Total charged off loans for the three month period ended September 30,2000 were $65,734, while recoveries were $14,893 resulting in net charged off loans of $50,841.For the same period in 1999, total charge offs were $105,812 and recoveries were $18,063 resulting in net charge offs of $87,749.

Total noninterest income increased to $420,455 for the third quarter of 2000 as compared to $362,767 in 1999, an increase of $57,688, or 15.90%. Service charges on deposits increased $27,967, or 9.74%, to $315,151 in 2000, from $287,184 in
1999. The increase in service charges was due to the increase in overdraft fees and insufficient fund charges. There were $34,725 of investment securities gains during the third quarter of 2000, compared to none in the third quarter of 1999. The gain in 2000 resulted from securities sold to create liquidity to fund loans. Commissions on credit life insurance decreased to $7,188 in 2000 from $11,579 in 1999. Other income decreased during the third quarter of 2000 to $63,391 from $64,004 in 1999, a decrease of $613, or 0.96% as a result of losses on repossessed collateral.

Total noninterest expense increased $38,085, or 2.17%, to $1,795,944 during the third quarter of 2000, as compared to $1,757,859 for the same period in 1999. Salaries and benefits increased to $1,003,784 in 2000, from $996,246 in 1999, an increase of $7,538, or 0.76%. Occupancy expense increased $68,869, or 26.84%, to $325,430 in 2000 from $256,561 in 1999. This increase was associated with the opening of a new branch in the fourth quarter of 1999. Other expense decreased to $466,730 during the third quarter of 2000, as compared to $505,052 for the same period in 1999, a decrease of $38,322 or 7.59%.

Earnings before taxes for the third quarter of 2000 increased by $32,149 or 4.89% to $689,319 from $657,170 for the same period in 1999. Income tax expense decreased by $12,405 or 7.00%, to $164,740 for the three months ended September 30, 2000 from $177,145 for the same period in 1999. The effective tax rate for the third quarter of 2000 was 23.90% compared to 26.96% for the same period in 1999. The decrease is primarily due to an increase in nontaxable interest income from the investment portfolio of $31,342.

Financial Condition and Liquidity

Total assets on September 30, 2000, were $222,798,483, as compared to $221,967,244 on December 31, 1999, an increase of $831,239, or 0.37%. Average total assets for the first nine months of 2000 were $218,256,249. The loan portfolio growth was funded largely by new deposits and Federal Home Loan Bank advances. Net loans increased to $139,389,142 at September 30, 2000, from $122,000,240 at year-end 1999, an increase of $17,388,902, or 14.25%. The loan to deposit ratio on September 30, 2000, was 79.07%, as compared to 67.52% on December 31, 1999.

Federal funds sold decreased to $1,145,000 on September 30, 2000, as compared to $22,645,000 on December 31, 1999, a decrease of $21,500,000. This decrease was caused by seasonal deposits that are deposited from October to January. These deposits represent tax funds from a local public entity, which are deposited on a daily basis, held for fifteen days, and then distributed to local municipalities, the county, and the state under a contract in effect until September of 2001. Investment securities held to maturity decreased to $14,376,076 at September 30, 2000 as compared to $15,545,733 at year-end. The investment securities available for sale increased to $47,385,259 from $42,962,734 at December 31, 1999.

Under a contract between the Bank and another public entity that ends March 1, 2001,that entity maintains an account which had an account balance of $15,871,912 at the end of September, 2000. If the contract is not renewed, the Bank would seek to obtain funds to replace the loss of the account from FHLB advances, sale of securities, other deposits from external sources, federal fund lines and brokered deposits. Management does not anticipate any material liquidity problems associated with this account.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at September 30, 2000 and December 31, 1999. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.


                                                   September 30              December 31
          Description                                      2000                     1999
                                                          (Dollars in Thousands)

(A)       Loans accounted for on                       $    408                 $    674
          a nonaccrual basis

(B)       Loans which are contractually
          past due ninety days or more
          as to interest or principal
          payments (excluding balances
          included in (A) above).                            18                       28

(C)       Loans, the terms of which have been
          renegotiated to provide a reduction
          or deferral of interest or principal
          because of a deterioration in the
          financial position of the borrower.               139                      122

(D)       Other non-performing assets                       235                      257

At September 30, 2000, loans with a total outstanding balance of $3,077,404 were considered potential problem loans. Potential problem loans consist of those loans for which management has serious doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at September 30, 2000. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Total deposits decreased $4,556,936, or 2.49%, to $178,651,515 on September 30, 2000, from $183,208,451 at year-end 1999. Noninterest bearing deposits increased to $29,340,368 at September 30, 2000, from $29,211,226 at year-end 1999, an increase of $129,142, or 0.44%. Interest bearing deposits decreased $4,686,078, or 3.04%, to $149,311,147 on September 30, 2000, from $153,997,225 at December
31, 1999. This decrease is primarily the result of a large decrease in one public fund account combined with moderating growth in the emerging market of Baldwin County. Excluding the decrease in public funds of $17,128,721, deposits would have increased $12,442,643. The public fund is a tax collection agency whose account balance peaks in December and January.

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 2000, was $19,301,346 an increase of $1,654,683, or 9.38%, from $17,646,663 at year end
1999.

Primary capital to total assets at September 30, 2000, was 8.66%, as compared to 7.95% at year-end 1999. Total capital and allowances for loan losses to total assets at September 30, 2000 were 9.50%, as compared to 8.71% at December 31, 1999. The Corporation's risk based capital was $21,633,000 or 14.66% at September 30, 2000, as compared to $20,131,000 or 14.96% at year-end 1999. The Corporation had excess risk based capital, 6.66% above the minimum requirement of 8.00% at September 30, 2000, and 6.96% above the minimum at December 31, 1999. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but the continual growth into new markets may require the Bank to access external funding sources. There can be no assurance that such funding source will be available to the Corporation.


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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of September 30, 2000. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

         CHANGE IN                                                CHANGE IN                   CHANGE IN
       INTEREST RATES                MARKET VALUE                MARKET VALUE                MARKET VALUE
       (BASIS POINTS)                   EQUITY                      EQUITY                     EQUITY %

            300                        $12,673                   $ (6,333)                      (33.0)

            200                         14,625                     (4,381)                      (23.0)

            100                         16,729                     (2,277)                      (12.0)

              0                         19,006                          0                           0

           (100)                        21,483                      2,477                        13.0

           (200)                        24,191                      5,185                        27.0

           (300)                        27,166                      8,160                        43.0


The preceding table indicates that at September 30, 2000, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (A)      See Exhibit Index

         (B) During the quarter ended September 30, 2000, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     UNITED BANCORPORATION OF ALABAMA, INC.

Date:  November 10, 2000                    /s/ ROBERT R. JONES III
       -----------------                    ---------------------------
                                            Robert R. Jones III
                                            President and CEO

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule