Form 10-K405
period 2000-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2001-04-02
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                Commission File No. 2-78572
    December 31, 2000



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

                      P.O. Drawer 8, Atmore, Alabama 36504
                    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates as of March 14, 2001 was $33,834,309 based upon the price at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Common Stock      Par Value                     Outstanding at March 14, 2001
------------      ---------                     -------------------------------
 Class A..........  $.01                               1,096,100  Shares*
 Class B..........  $.01                                       0  Shares

*Excludes 62,181 shares held as treasury stock.

                                     PART I

ITEM 1. BUSINESS

United Bancorporation of Alabama, Inc. (the "Corporation") is a one-bank holding company, that has applied to become a financial holding company, with headquarters in Atmore, Alabama. The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama ("Atmore") and Peoples Bank, Frisco City, Alabama ("Peoples"). Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City ("Frisco City"), also a wholly-owned subsidiary of the Corporation, later in 1982. Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply "United Bank."

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), are in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from seven full service banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley, Lillian, and Bay Minette, Alabama, a drive up facility in Atmore, and a loan production office in Jay, Florida. The Bank plans to open at least two more branches in Baldwin County in the year 2001.

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa and Master Card, multi-purpose, nationally recognized credit card services, and trust services through Morgan Trust of Chattanooga, Tennessee. The Bank also offers internet banking, bill pay and online brokerage services at its web site, www.ubankal.com.

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

Employees - The Corporation and its subsidiary had approximately 112 full-time equivalent officers and employees at December 31,

2000. All of the employees are engaged in the operations of United Bank, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

         The Corporation is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Corporation is subject to the supervision, examination, and reporting requirements in the BHC Act and the regulations of the Federal Reserve. The Corporation has also applied to become a "Financial Holding Company (FHC)". See discussion of the GLB Act below.

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

         The Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking (the "Department"), and as a member of the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), is also subject to FDIC regulation and examination. The Bank is not a member of the Federal Reserve System. Areas subject to federal and state regulation include dividend payments, reserves, investments, loans, interest rates, mergers and acquisitions, issuance of securities, borrowings, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws, and regulators have the right to prevent the development or continuance of unsafe or unsound banking practices regardless of whether the practice is specifically proscribed or otherwise violates law.

         Dividends from United Bank constitute the major source of funds for the Corporation. United Bank is subject to state law restrictions on its ability to pay dividends, including the general restrictions that dividends in excess of 90% of United Bank's net earnings,(as defined by statute) may not be declared or paid unless United Bank's surplus is at least equal to 20% of its capital, and that the prior written approval of the Superintendent is required if the total of all dividends declared in any calendar year exceeds the total of United Bank's net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. United Bank is subject to restrictions under Alabama law which also prohibit any dividends from being made from surplus without the Superintendent's prior written approval. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice. Federal law provides that no dividends may be paid which would render the Bank undercapitalized. United Bank's ability to make funds available to the Corporation also is subject to restrictions imposed by federal law on the ability of a bank to extend credit to its parent company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on behalf thereof or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous substantially revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2000, the Bank was "well capitalized" and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

         Banking is a business that primarily depends on interest rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and other borrowings and the interest rate received by the bank on its loans and securities holdings constitutes the major portion of the bank's earnings. As a result, the earnings and business of the Corporation are and will be affected by economic conditions generally, both domestic and foreign, and also by the policies of various regulatory authorities having jurisdiction over the Corporation and the Bank, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans and other extensions of credit and deposits and the interest rates paid on liabilities and received on assets.

         The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the "GLB Act") on November 12, 1999 represented a potentially important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is expected by many commentators. The GLB Act includes significant provisions regarding the privacy of financial information. These new financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The impact of the passage of the GLB Act on the Corporation and its subsidiary remains difficult to determine at this time, but may include increased competitive pressure. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2000 and 1999. Averages referred to in the following statistical information are generally average daily balances.

                       AVERAGE CONSOLIDATED BALANCE SHEETS
                                  2000 and 1999


                                                    (Dollars In Thousands)


                 Assets                              2000            1999
                                                   ---------       ---------
Cash and due from banks                            $   9,062       $   8,550
Interest-bearing deposits with
     other financial institutions                          0               0
Federal funds sold and repurchase
     agreements                                        6,505           3,554
Taxable securities available for sale                 36,368          36,673

Tax-exempt securities available for sale              13,248          10,369
Taxable investment securities held to
     maturity                                          4,900           5,473
Tax-exempt investment securities held
     to maturity                                      10,006          10,730
Loans, net                                           131,596         120,323
Premises and equipment, net                            4,866           4,027
Interest receivable and other assets                   3,691           2,034
                                                   ---------       ---------

                  Total assets                     $ 220,242         201,733
                                                   =========       =========

         Liabilities and Stockholders' Equity
Demand deposits - noninterest-bearing              $  29,622          27,215
Demand deposits - interest-bearing                    43,580          35,631
Savings deposits                                      15,013          16,086
Time deposits                                         91,937          83,272
Other borrowed funds                                   8,949          10,233
Repurchase agreements                                 10,666          11,833
Accrued expenses and other liabilities                 1,573           1,181
                                                   ---------       ---------

                  Total liabilities                  201,340         185,451
                                                   ---------       ---------
         Stockholders' equity:
Common Stock                                              12              11
Surplus                                                4,918           4,137
Retained earnings                                     14,434          12,600
Less shares held in treasury,
         At cost                                        (462)           (466)
                                                   ---------       ---------

Total stockholders' equity                            18,902          16,282
                                                   ---------       ---------
Total liabilities and
stockholders' equity                               $ 220,242         201,733
                                                   =========       =========

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities (Dollars in Thousands).


                                                                        Average
                                                         Interest       Rates
                                           Average       Income/        Earned/
        2000                               Balance       Expense        Paid
Loans, net(1)                              $131,596        13,004           9.88%
Taxable securities available for sale        36,368         2,387           6.56
Tax exempt sec. available for sale(2)        13,248           986           7.44
Taxable securities held to maturity           4,900           319           6.51
Tax exempt held to maturity(2)               10,006           745           7.45
Federal funds sold and repurchase
      agreements                              6,505           457           7.02
                                           --------      --------       --------
Total interest-earning assets              $202,623        17,898           8.83%
                                           ========      ========       ========

Savings deposits and demand
  deposits - interest-bearing              $ 58,593         2,173           3.71%
Time deposits                                91,937         5,253           5.71
Repurchase agreements                        10,666           587           5.50
Other borrowed funds                          8,949           542           6.05

                                           --------      --------       --------

Total interest-bearing liabilities         $170,145         8,555           5.03%
                                           ========      ========       ========
Net interest income/net yield
   on interest-earning assets                            $  9,343           4.61%
                                                         ========       ========



                                                                        Average
                                                         Interest       Rates
        1999                               Average       Income/        Earned/
                                           Balance       Expense        Paid
Loans, net(1)                              $120,323        11,594           9.64%
Taxable securities available for sale        36,673         2,144           5.85
Tax exempt sec. available for sale(2)        10,369           753           7.26
Taxable securities held to maturity           5,473           342           6.25
Tax exempt held to maturity(2)               10,730           797           7.43
Federal funds sold and repurchase
      agreements                              3,554           235           6.61

                                           --------      --------       --------
Total interest-earning assets              $187,122        15,865           8.48%
                                           ========      ========       ========

Savings deposits and demand
  deposits - interest-bearing              $ 51,717         1,640           3.17%
Time deposits                                83,272         4,238           5.09
Repurchase agreements                        11,833           498           4.21
Other borrowed funds                         10,233           559           5.46

                                           --------      --------       --------

Total interest-bearing liabilities         $157,055         6,935           4.42%
                                           ========      ========       ========
Net interest income/net yield
   on interest-earning assets                            $  8,930           4.77%
                                                         ========       ========

   (1) Loans on nonaccrual status have been included in the computation of average balances.

   (2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2000 and 1999.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances


                                                                   Interest Income
                                                                       Expense                                   Variance As to
                                                                       -------                                --------------------
  2000           1999                                             2000          1999        Variance          Rate         Volume
--------       -------                                           ------        ------       --------          ----      -----------
$131,596       120,323      Loans (Net)                          13,004        11,594         1,410            296         1,114
  36,368        36,673      Taxable Securities AFS(1)             2,387         2,144           243            266           (23)
  13,248        10,369      Tax Exempt Securities AFS(2)            986           753           233             19           214
   4,900         5,473      Taxable Securities HTM(3)               319           342           (23)             0           (23)
  10,006        10,730      Tax Exempt HTM(2)                       745           797           (52)             0           (52)
   6,505         3,554      Fed Funds Sold                          457           235           222             15           207
       0             0      Interest Bearing Deposits                 0             0             0              0             0
 202,623       187,122      Total Interest Earning Assets        17,898        15,865         2,033            596         1,437

                            Savings and Interest Bearing
  58,593        51,717      Demand Deposits                       2,173         1,640           533            299           234
  91,937        83,272      Other Time Deposits                   5,253         4,238         1,015            547           468
   8,949        10,233      Other Borrowed Funds                    542           559           (17)             1           (18)
  10,666        11,833      Repurchase Agreements                   587           498            89            125           (36)
 170,145       157,055      Total Int Bearing Liabilities         8,555         6,935         1,620            972           648

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

   (1) Available for Sale (AFS)

   (2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2000 and 1999.

   (3) Held to Maturity (HTM)

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
 Average Balances


                                                                   Interest Income
                                                                       Expense                                   Variance As to
                                                                       -------                                --------------------
  1999           1998                                             2000          1999        Variance          Rate         Volume
--------       -------                                           ------        ------       --------          ----      -----------
$120,323        90,419      Loans (Net)                          11,594         9,468         2,126           (670)         2,796
  36,673        47,557      Taxable Securities AFS(1)             2,144         2,844          (700)           (61)          (639)
  10,369         6,381      Tax Exempt Securities AFS(2)            753           489           264            (24)           288
   5,473        10,526      Taxable Securities HTM(3)               342           677          (335)           (16)          (319)
  10,730        10,356      Tax Exempt HTM(2)                       797           789             8            (15)            23
   3,554         4,992      Fed Funds Sold                          235           278           (43)            79           (122)
       0            51      Interest Bearing Deposits                 0             6            (6)            (3)            (3)
 187,122       170,282      Total Interest Earning Assets        15,865        14,551         1,314           (710)         2,024

                            Savings and Interest Bearing
  51,717        47,124      Demand Deposits                       1,640         1,543            97            (44)           141
  83,272        79,966      Other Time Deposits                   4,238         4,384          (146)          (348)           202
  10,233         4,561      Other Borrowed Funds                    559           285           274            (71)           345
  11,833        10,468      Repurchase Agreements                   498           485            13             15             (2)
 157,055       142,119      Total Int Bearing Liabilities         6,935         6,697           238           (448)           686

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

   (1) Available for Sale (AFS)

   (2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 1999 and 1998.

   (3) Held to Maturity (HTM)

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. Approximately 23% of the Bank's investments are in investment securities held to maturity and 77% are securities available for sale. With the adoption of FAS 133, effective January 1, 2001, the Bank has elected to move all investments held to maturity to available for sale. Management does not expect this to have a material impact on the financial statements. The Bank's current loan policy establishes the optimal gross loan to deposit ratio as being 85%. This ratio as of December 31, 2000 was 73.87%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Management intends that funding for this growth will come from deposit growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

Securities Portfolio - The Bank's investment policy as approved by the Board of Directors dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with economic conditions which could shorten or lengthen maturities. The Corporation believes the level of credit and interest rate risks inherent in the securities portfolio is low.

                     Investment Securities Held to Maturity
                           December 31, 2000 and 1999

                             (Dollars in Thousands)


                                           2000                      1999
                                    ---------------------     ---------------------
                                    Amortized                 Amortized
                                      Cost              %        Cost              %
U.S. Government Agencies            $ 2,995          21.4     $ 2,994          19.3
Mortgage Backed Securities            1,683          12.1       2,141          13.8
State and Municipal                   9,297          66.5      10,410          66.9

                                    -------         -----     -------         -----
  Total Amortized Cost              $13,975         100.0%    $15,545         100.0%
                                    =======         =====     =======         =====

   Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                           December 31, 2000 and 1999
                             (Dollars in Thousands)



                                         2000                             1999
                              --------------------------      --------------------------
                                  Amortized Weighted               Amortized Weighted
                                 Cost          Avg Yld           Cost          Avg Yld
U.S. Government Agencies
     5 - 10 years             $    2,995            6.51%     $    2,994            6.51%

                              ----------      ----------      ----------      ----------
                              $    2,995            6.51%     $    2,994            6.51%
                              ==========      ==========      ==========      ==========
State & Municipal(1)
     Within one year          $      450            7.72%     $      375            7.80%
     1 - 5 years                   2,166            7.66           1,644            8.19
     5 - 10 years                  3,603            7.50           3,728            7.29
     After 10 years                3,078            8.08           4,663            8.31

                              ----------      ----------      ----------      ----------
     Total                    $    9,297            7.74%     $   10,410            7.91%
                              ==========      ==========      ==========      ==========

Mortgage Backed
     Securities
     1 - 5 years              $      124            6.01%     $      165            6.01%
     5 - 10 years                  1,003            6.67           1,109            6.55
     After 10 years                  556            7.47             867            7.59

                              ----------      ----------      ----------      ----------
     Total                    $    1,683            6.89%     $    2,141            6.93%
                              ==========      ==========      ==========      ==========


     Total Yield                                    7.37%                           7.51%
                                              ==========                      ==========

     Total Amortized Cost     $   13,975                      $   15,545
                              ==========                      ==========

   (1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2000 and 1999.

The following table sets forth the amortized cost of the Available for Sale investment portfolio.

                    Investment Securities Available for Sale
                           December 31, 2000 and 1999

                             (Dollars in Thousands)


                                       2000                     1999
                               -------------------      -------------------
                               Amortized       %        Amortized       %
                                 Cost                    Cost
U.S. Treasury                  $ 6,551        14.0%     $ 8,592        19.4%
U.S. Government Agencies         4,192         9.0        1,503         3.4
Mortgage Backed Securities      22,905        48.9       20,434        46.1
State and Municipal             12,010        25.6       12,617        28.5
Other                            1,178         2.5        1,164         2.6

                               -------     -------      -------     -------
        Total                  $46,836       100.0%     $44,310       100.0%
                               =======     =======      =======     =======

Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                           December 31, 2000 and 1999
                             (Dollars in Thousands)


                                      2000                     1999
                               -------------------      -------------------
                               Amortized Weighted       Amortized Weighted
                                 Cost      Avg Yld       Cost       Avg Yld
U.S. Treasury Securities
  Within one year              $ 2,011        6.03%     $ 2,003        6.20%
  1 - 5 years                    4,540        5.95        6,589        5.96

                               -------     -------      -------     -------
                               $ 6,551        5.97      $ 8,592        5.96
                               =======     =======      =======     =======
U.S. Government Agencies
excluding Mortgage Backed
Securities
  1 - 5 years                  $ 2,000        6.27      $ 1,000        5.81
  5 - 10 years                     500        8.00            0        0.00
  After 10 years                 1,692        7.79          503        7.95

                               -------     -------      -------     -------
  Total                        $ 4,192        7.09%     $ 1,503        6.53%
                               =======     =======      =======     =======

Mortgage Backed Securities

 Within one year               $    92        8.50%     $   315        8.50%
  1 - 5 years                      346        6.39            0        0.00
  5 - 10 years                   1,430        6.81        2,032        6.75
  After 10 years                21,037        6.79       18,087        6.45

                               -------     -------      -------     -------
  Total                        $22,905        6.79%     $20,434        6.51%
                               =======     =======      =======     =======


State & Municipal(1)
  Less than 1 year             $     0        0.00%     $    65        7.20
  1 - 5 years                      676        7.99        1,934        8.04
  5 - 10 years                   2,709        7.74        2,445        8.45
  After 10 years                 8,625        7.67        8,173        7.51

                               -------     -------      -------     -------
  Total                        $12,010        7.70%      12,617        7.77%
                               =======     =======      =======     =======

Continued on next page..

Continued from previous page


                                        2000                             1999
                              --------------------------      -------------------------
                                 Amortized Weighted               Amortized Weighted
                                  Cost         Avg Yld           Cost         Avg Yld
Other Securities
     1 - 5 years              $      503            6.25      $        0           0.00
     5 - 10 years                      0            0.00             503           6.25
     After 10 Years                  675            7.75             661           7.25
                              ----------      ----------      ----------     ----------
     Total                    $    1,178            7.11%     $    1,164           6.82%
                              ==========      ==========      ==========     ==========

     Total Yield                                    6.94%                          6.77%
                                              ==========                     ==========

     Total amortized cost     $   46,836                      $   44,310
                              ==========                      ==========


(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2000 and 1999.

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

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 36.53% of the portfolio maturing in one year or less. In addition, 31.96% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than its local competitors. With offices in eight communities, risks associated with the effects of major economic disruptions in one community is somewhat mitigated. This geographic diversity affects all types of loans and plays a part in the Bank's risk management.

Each type of loan exhibits unique profiles of risk that could threaten repayment.

Commercial lending requires an understanding of the customers' business and financial performance. The Bank's commercial customers are primarily small to middle market enterprises. The larger commercial accounts are managed by the Senior Commercial Officer. Risks in this category are primarily economic. Shifts in local and regional conditions could have an effect on individual borrowers; but, as previously mentioned, the Bank attempts to spread this risk by serving multiple communities. As with the other categories, these loans are typically collateralized by assets of the borrower. In most situations, the personal assets of the business owners also collateralize the credit.

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

Installment loans are generally collateralized. Given the small dollar exposure on each loan, the risk of a significant loss on any one credit is mitigated. Pricing and close monitoring of past due loans enhance the Bank's returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 2000 is approximately $31,467, an increase of $5,805 from 1999. This continual increase in the average loan size is due to the shift of loans to commercial real estate, financial, and agriculture loans, and 1-4 family residential loans from the installment loan portion of the portfolio. The Bank expects this growth to remain constant with past years as long as the local markets continue to grow and prosper.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                            LOAN PORTFOLIO MATURITIES

                                December 31, 2000

                             (Dollars in Thousands)


                                          REMAINING MATURITY
                              --------------------------------------------
                                             One-        After
                              One Year       Five         Five
                               or Less      Years        Years       Total
                              --------     -------     -------     -------
Commercial, Financial
     and agricultural          $31,784      36,177      19,519      87,480
Real estate - construction       5,472       1,932           0       7,404
Real estate - mortgage           4,227      19,793       4,560      28,580
Installment loans to
     individuals                10,226       7,499         348      18,073

                               -------     -------     -------     -------
     Total                     $51,709      65,401      24,427     141,537
                               =======     =======     =======     =======

                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)


                           Predetermined  Floating
                               Rate         Rate        Total
                           -------------  --------     -------
Commercial, financial
  and agricultural             $39,041     $16,654     $55,695
Real estate - construction         441       2,056       2,497
Real estate - mortgage          20,470       3,319      23,789
Installment loans to
  individuals                    7,787          60       7,847

For additional information regarding interest rate sensitivity see Interest Rate Sensitivity in Item 7 below and Item 7A below.

Non-performing Assets: The Corporation adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 2000, pursuant to the definition within SFAS 114, the Corporation had one $72,811 impaired loan.

The following table sets forth the Corporation's non-performing assets at December 31, 2000 and 1999. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.


          Description
                                         2000       1999
                                        ------     ------
                                     (Dollars in Thousands)
(A)  Loans accounted for on             $  386     $  674
     a nonaccrual basis

(B)  Loans which are contractually
     past due ninety days or more
     as to interest or principal
     payments (excluding balances
     included in (A) above)                 14         28

(C)  Loans, the terms of which have
     been renegotiated to provide
     a reduction or deferral of
     interest or principal because
     of a deterioration in the
     financial position of the
     borrower                               69        122

(D)  Other non-performing assets           158        257
                                        ------     ------

                         Total          $  627     $1,081
                                        ======     ======

If the loans in (A) above had been current throughout their term, interest income would have been increased by $48,630 and $36,625 for 2000 and 1999, respectively. Of the assets in (D) above, at the end of 2000 $123,033 was other real estate owned (OREO) and $35,322 was repossessed collateral, and in 1999 $195,337 was OREO and $61,500 was repossessed collateral.

At December 31, 2000, loans with a total outstanding balance of $3,014,795 were considered potential problem loans. Potential problem loans consist of those loans for which management has doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Corporation's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 2000. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 2000, the Corporation had $14,871,440 of agriculture-related loans. Agriculture loans accounted for $75,106 and $39,543 of nonaccrual loans in 2000 and 1999, respectively.

                         Summary of Loan Loss Experience


                                          2000            1999            1998
                                        ---------       ---------       ---------
Average amount of loans
   outstanding, net                     $ 131,596       $ 120,323       $  90,419
                                        =========       =========       =========
Allowance for loan
   losses, beginning January 1          $   1,676       $   1,428       $   1,443
                                        ---------       ---------       ---------

Losses charged off:
   Commercial, financial
      and agricultural                        (39)            (27)           (130)
   Real estate - mortgage                     (27)             (0)             (0)
   Installment loans to
      individuals                            (186)           (270)           (175)
                                        ---------       ---------       ---------

   Total charged off                         (252)           (297)           (305)

Recoveries during the period:
   Commercial, financial and
      agricultural                              6              13              10
   Real estate - mortgage                       2               0               0
   Installment loans to individuals            32              36              40
                                        ---------       ---------       ---------

      Total recoveries                         40              49              50

                                        ---------       ---------       ---------
                                             (212)           (248)           (255)

Additions to the allowance
   charged to operations                      475             496             240

                                        ---------       ---------       ---------
      Total allowance, ending
         December 31                    $   1,939       $   1,676       $   1,428
                                        =========       =========       =========


Ratio of net charge offs during
  the period to average loans
  outstanding                                 .16%            .21%            .28%


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

The table below reflects an allocation of the allowance for the years ended December 31, 2000 and 1999. The allocation represents an estimate for each category of loans based upon historical experience and management's judgement. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the loan loss allowance will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable additions to the allowance, thus necessitating similarly sizable charges to income. Management does consider, however, the allowance for loan losses to be adequate for the reported periods.


                                               Loans as a
                           Allowance         percent of total
                       2000       1999       2000        1999
                      ------     ------     ------      ------
Commercial,
Financial &
Agricultural          $1,198     $1,039       61.8        62.0%

Real Estate -
Construction             108         49        5.6         2.9

Real Estate -
Mortgage                 384        352       19.8        20.5

Installment Loans        249        236       12.8        14.6

                      ------     ------     ------      ------
Total Allowance       $1,939     $1,676      100.0%      100.0%
                      ======     ======     ======      ======

Delinquent Loan Policy: Installment loans are placed on nonaccrual when the loan is three payments past due. Single-date maturity notes are placed on nonaccrual status when such notes are delinquent for 90 days. Delinquent commercial loans are placed on nonaccrual status when the loan is 90 days past due. Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank.

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

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 2000 and 1999 by category.


                                                          Average
                              Deposits                   rate paid
                          2000         1999          2000          1999
                        --------     --------      --------      --------
Noninterest-bearing
  demand deposits       $ 29,622     $ 27,215             0%            0%
                        ========     ========      ========      ========

Interest-bearing
  deposits:
    Demand              $ 43,580       35,631          4.16%         4.01%
    Savings               15,013       16,086          2.48          2.45
    Time                  91,937       83,272          5.71          5.09

                        --------     --------      --------      --------
                        $150,530     $134,989          4.95%         4.68%
                        ========     ========      ========      ========


The following shows the amount of time deposits outstanding at December 31, 2000, classified by time remaining until maturity.


                                 $100,000 or Greater
                                     Certificates         Other time
       Maturity                       of deposit           deposits
Three months or less                    $11,096             $14,404
Three to six months                       5,650              16,272
Six to twelve months                      8,620              18,428
Twelve months to five years               4,389              16,559

                                        -------             -------
                                        $29,755             $65,663
                                        =======             =======

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.


                         Maximum                                           Average
                         Outstanding              Average                  Interest
                         At Any        Average    Interest     Ending      Rate at
                         Month End     Balance    Rate         Balance     Year-end
                         -----------   -------    --------     -------     --------
                                         (Dollars In Thousands)
2000

Securities sold          $13,228       $10,666        5.52%     $10,667        5.72%
under agreements
to repurchase

Other short term
borrowings               $ 1,010       $   506        6.52      $   596        5.72

1999

Securities sold          $13,514       $11,833        4.23      $ 8,935        4.62
under agreements
to repurchase

Other short term
borrowings               $ 4,905       $   983        4.72      $   595        6.97


Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 2000 and 1999


                              2000       1999
                             -----      -----
Return on average assets      0.93%      0.97%
                             =====      =====

Return on average equity     10.82%     11.96%
                             =====      =====

Dividend pay-out ratio       29.38%     29.99%
                             =====      =====

Ratio of average equity
 to average assets            8.58%      8.07%
                             =====      =====

ITEM 2.  PROPERTIES

The Corporation's bank subsidiary occupies eight offices which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton), Monroe County (cities of Monroeville and Frisco City), and Baldwin County (cities of Foley, Lillian, and Bay Minette) Alabama, with the principal office located in Atmore, Alabama. The Bank now operates a loan production office in Jay, Florida and plans to open two more branches in Baldwin County by July of 2001. The office in Atmore is a modern, three story, brick building while the other offices (other than the present Lillian and Bay Minette offices) are similar, modern, one story, brick buildings. The subsidiary bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring in 2004. The Foley office is leased for a twenty year period, expiring in 2016. The office in Lillian is a modern two story brick building which is located on property owned by the Corporation and leased to the subsidiary. The lease is for a five year period ending in June of 2002. The Corporation purchased a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five year period ending in December of 2003.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Corporation's authorized common shares consist of the following:

(1) 5,000,000 shares of Class A common stock, $.01 par value per share, of which 1,158,281 shares are issued and 1,096,100 are outstanding and held by approximately 611 shareholders of record, as of March 14, 2001.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 14, 2001.

There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends of $0.55 per share in 2000 and $0.55 per share in 1999 (adjusted for effects of two for one stock split in May of 1999). The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 14 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in Thousands except per share data)



                                          2000        1999          1998         1997          1996
                                        --------     --------     --------     --------      --------
Interest income                         $ 17,310       15,338       14,117       12,323        11,093
Interest expense                           8,555        6,935        6,697        5,533         4,952
                                        --------     --------     --------     --------      --------
Net interest income                        8,755        8,404        7,420        6,790         6,141

Provision for
    loan losses                              475          496          240          340           171
                                        --------     --------     --------     --------      --------
Net interest income after

Provision for
    loan losses                         $  8,280        7,908        7,180        6,450         5,970
                                        ========     ========     ========     ========      ========
Investment securities gains/
    (losses), net                       $     35           32          133          (29)           35
                                        ========     ========     ========     ========      ========

Net Earnings                            $  2,047        1,947        1,932        1,730         1,473
                                        ========     ========     ========     ========      ========

Balance sheet data:
  Total assets                          $231,487      221,967      189,193      164,545       145,278
                                        ========     ========     ========     ========      ========

  Total loans, net                      $139,595      122,000      103,090       85,328        63,002
                                        ========     ========     ========     ========      ========

  Total deposits                        $191,590      183,208      152,826      135,282       123,075
                                        ========     ========     ========     ========      ========


  Total stockholders'
    equity                              $ 20,104       17,647       16,048       14,627        13,263
                                        ========     ========     ========     ========      ========

Per share data:
  Basic earnings per share              $   1.87         1.88         1.87         1.67          1.43
                                        ========     ========     ========     ========      ========

  Diluted earnings per share            $   1.86         1.86         1.87         1.67          1.43
                                        ========     ========     ========     ========      ========
  Cash dividends per
    Share(1)                            $   0.55         0.55         0.55         0.55          0.25
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

                              SUMMARY OF OPERATIONS

The Corporation's 2000 net income was $2,046,571, as compared to a net income in 1999 of $1,947,776. Average net interest spread decreased by 28 basis points from 4.06% in 1999 to 3.78% in 2000. This is due to an increase in interest rates which drove the cost of deposits up faster than the interest rates on loans. Average interest earning assets, which increased from $187,122,000 in 1999 to $202,623,000 in 2000, produced a $372,479 increase in net interest income in 2000. Noninterest income increased by $186,416 from $1,476,013 in 1999 to $1,662,429 in 2000. The provision for loan losses in 2000 was $475,000 as compared to $496,000 in 1999. The 2000 provision was the amount established by management to maintain the allowance at the appropriate level. Noninterest expenses for 2000 increased $416,166 from $6,810,012 in 1999 to $7,226,178 in
2000.

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

                               NET INTEREST INCOME
                             (Dollars in Thousands)


                                        2000         1999        1998
                                       -------      ------      ------
Interest income(1)                     $17,899      15,865      14,551
Interest expense                       $ 8,555       6,935       6,697

                                       -------      ------      ------
   Net interest income                   9,344       8,830       7,854
Provision for
   loan losses                             475         496         240

                                       -------      ------      ------
Net interest income after
   provision for
   loan losses on a tax equivalent
   basis                                 8,869       8,434       7,614
Less:  tax equivalent
   adjustment                              589         527         434

Net interest income after
   provision for
   loan losses                         $ 8,280       7,907       7,180
                                       =======     =======     =======

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2000, 1999, and 1998.

Total interest income (on an FTE basis) increased to $17,899,000 in 2000, from $15,865,000 in 1999, an increase of $2,034,000, or 12.82%. This increase is a function of the average earning assets increasing $15,501,000 while rising interest rates also influenced the increase. Average loans increased $11,273,000 while the average rate earned increased 24 basis points. The average interest rate (FTE) earned on all earning assets in 2000 increased to 8.83% from 8.48% in 1999. The interest rate spread decreased from 4.06% in 1999 to 3.80% in 2000, as interest rates rose faster on interest bearing liabilities than on interest earning assets. Average taxable investment securities for 2000 were $41,268,000, as compared to $42,807,000 for 1999, a decrease of $1,539,000, or 3.59%. Average tax-exempt investment securities increased $2,155,000, or 10.21%, to $23,254,000 in 2000 from $21,099,000 in 1999. These slight changes were the result of the Bank increasing tax free income in an attempt to maximize returns. The average volume of federal funds sold increased to $6,505,000 in 2000 from $3,554,000 in 1999, an increase of $2,951,000 or 83.03%. This increase was caused by the increase in deposits from a public entity that kept deposits with the Bank for a full year in 2000 as opposed three fourths of the year in 1999.

Total interest expense increased $1,620,000, or 23.36%, to $8,555,000 in 2000, from $6,935,000 in 1999. This increase is a function of the increase in the volume of interest bearing liabilities and the increase in interest rates. The average rate paid on interest-bearing liabilities in 2000 was 5.03% as compared to 4.42% in 1999. Average interest-bearing liabilities increased to $170,145,000 in 2000, from $157,055,000 in 1999, an increase of $13,090,000, or 8.33%.
Average savings and interest-bearing demand deposits increased $6,876,000 or 13.29% to $58,593,000 in 2000, from $51,717,000 in

1999. Average time deposits increased to $91,937,000 in 2000, from $83,272,000 in 1999, an increase of $8,665,000, or 10.41%. The average rate paid on time deposits increased to 5.71% in 2000 from 5.09% in 1999. This increase was caused by the rate increases of the Federal Reserve Bank in the year 2000. The Bank expects the Federal Reserve Bank to decrease interest rates in 2001, which will lower the rate paid on Certificates of Deposit.

Total interest income (on a FTE) increased to $15,865,000 in 1999, from $14,551,000 in 1998, an increase of $1,314,000, or 9.03%. This increase was a function of the average earning assets increasing $16,840,000 while slightly lower interest rates offset the increase. Average loans increased $29,904,000 while the average rate earned decreased 0.83%. The average interest rate (FTE) earned on all earning assets in 1999 decreased to 8.48% from 8.55% in 1998. The interest rate spread increased from 3.83% in 1998 to 4.06% in 1999, as interest rates dropped on interest bearing liabilities, and decreased slightly on the interest earning assets. Average taxable investment securities for 1999 were $42,807,000, as compared to $58,083,000 for 1998, a decrease of $15,276,000, or
26.30%. Average tax-exempt investment securities increased $4,362,000, or 26.06%, to $21,099,000 in 1999 from $16,737,000 in 1998. This total decrease was the result of the growth in the loan portfolio. The average volume of federal funds sold decreased to $2,893,000 in 1999 from $4,992,000 in 1998, a decrease of $2,099,000 or 42.05%. Average interest earning deposits with other financial institutions decreased to $0 in 1999, from $51,000 in 1998 as a result of the certificate of deposit maturing.

Total interest expense increased $238,000, or 3.55%, to $6,935,000 in 1999, from $6,697,000 in 1998. This increase was a function of the increase in the volume of interest bearing liabilities and the decrease in interest rates. The average rate paid on interest-bearing liabilities in 1999 was 4.42% as compared to 4.71% in 1998. Average interest-bearing liabilities increased to $157,055,000 in 1999, from $142,119,000 in 1998, an increase of $14,936,000, or 10.51%. Average savings and interest-bearing demand deposits increased $4,593,000 or 9.75% to $51,717,000 in 1999, from $47,124,000 in 1998. Average time deposits increased to $83,272,000 in 1999, from $79,966,000 in 1998, an increase of $3,306,000, or
4.13%. The average rate paid on time deposits decreased to 5.09% in 1999 from 5.48% in 1998. This slight decrease in the rate paid on time deposits during 1999 was due to the lower interest rates in the first half of the year.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate and indicative of the associated risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses for the year ended December 31, 2000 was $475,000, as compared to $496,000 in 1999, a decrease of $21,000, or 4.23%. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2000 represents 1.37% of gross loans, as compared to 1.36% at December 31, 1999. The overall allowance as a percentage of the loan portfolio as of December 31, 2000 remained relatively unchanged as compared to that at December 31, 1999.

While it is the Bank's policy to charge/off loans when a loss is considered probable, there exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Bank, management's judgment as to the appropriateness of the allowance for loan losses is approximate and imprecise. Adjustments to the allowance for loan losses may also be required by the FDIC or the Alabama Superintendent of Banks in the course of their examinations of the Bank. Accordingly, no assurances can be given that continued evaluations of the loan portfolio in light of economic conditions then prevailing, results of upcoming examinations, or other factors will not require significant changes to the allowance.


                               NONINTEREST INCOME


                                     2000          1999            1998
                                  ----------     ----------     ----------
Service charges on
     deposits                     $1,243,544     $1,108,164     $1,010,712
Commission - credit
     life insurance                   39,940         45,878         46,242
Investment securities
     gains and (losses) (net)         34,725         31,907        132,828
Other                                344,220        290,064        339,478
                                  ----------     ----------     ----------

     Total                        $1,662,429     $1,476,013     $1,529,260
                                  ==========     ==========     ==========

Total noninterest income increased $186,416 or 12.63%, to $1,662,429 in 2000, as compared to $1,476,013 in 1999.

Service charge income increased to $1,243,544 in 2000, from $1,108,164 in 1999, an increase of $135,380, or 12.21%. This increase is attributable to increases in the pricing of the services that the Bank offers. Commissions on credit life insurance decreased $5,938, or 12.94%, to $39,940 in 2000, from $45,878 in 1999.
Other income increased to $334,220 in 2000, from $290,064 in 1999, an increase of $44,156 or 15.22%.

Total noninterest income decreased $53,247 or 3.48%, to $1,476,013 in 1999, as compared to $1,529,260 in 1998.

Service charge income increased to $1,108,164 in 1999, from $1,010,712 in 1998, an increase of $97,452, or 9.64%. Commissions on credit life insurance decreased $364, or 0.79%, to $45,878 in 1999, from $46,242 in 1998. Other income decreased to $290,064 in 1999, from $339,478 in 1998, a decrease of

$49,414 or 14.56%. This decrease was partly attributed to higher interest rates that decreased the demand for refinancing, therefore, reducing the fee income from third party mortgages.

                               NONINTEREST EXPENSE


                             2000           1999           1998
                          ----------      ---------      ---------
Salaries and benefits     $3,841,509      3,879,425      3,405,746
Net occupancy              1,258,739      1,003,641        826,067
Other                      2,125,930      1,926,946      1,857,390

                          ----------      ---------      ---------
         Total            $7,226,178      6,810,012      6,089,203
                          ==========      =========      =========

Total noninterest expense increased $416,166, or 6.11%, to $7,226,178 in 2000, from $6,810,012 in 1999. Other expense increased to $2,125,930 in 2000, from $1,926,946 in 1999, an increase of $198,984, or 10.33%. The increase in other expenses is due partly to increased data processing expenses of $44,545 and related professional services of $57,315. There was also an increase in activity at the Federal Reserve that increased Federal Reserve charges of $39,910. The Bank expects to continue to use the professional services, and plans to change data processing to an in-house arrangement in September of 2001, without a material change in data processing expense. Salaries and other compensation expense decreased $37,916 or 0.98% to $3,841,509 in 2000 from $3,879,425 for
1999. This decrease is because the Bank had several employees leave that were replaced by employees not eligible for profit sharing at year end and $26,500 had to be credited to expenses. Income tax expense for 2000 was $669,696 as compared to $625,762 in 1999. Basic earnings per share in 2000 were $1.87, as compared to a basic earnings per share of $1.88 in 1999. Diluted earnings per share were $1.86 in 2000 and $1.86 in 1999. Return on average assets for 2000 was 0.93%, as compared to 0.97% in 1999. Return on average equity was 10.82% in 2000, as compared to 11.96% in 1999.


                                             LOANS AT DECEMBER 31
                                   2000               1999              1998
                                ------------       -----------       -----------
Commercial, financial
     and agricultural           $ 87,479,810        76,705,657        63,792,383

Real estate
     -construction                 7,404,300         3,585,107         3,212,719
Real estate
     - mortgage                   28,580,500        25,322,667        21,025,234
Installment loans to
     individuals                  18,072,546        18,082,531        16,594,295

                                ------------       -----------       -----------

                                $141,537,156       123,695,962       104,624,631
                                ============       ===========       ===========

Total loans increased to $141,537,156 at December 31, 2000, from $123,695,962 at year end 1999, an increase of $17,841,194, or 14.42%. Commercial, financial and agricultural loans increased to $87,479,810 at year end 2000, from $76,705,657 at December 31, 1999. Most of the increase can be attributed to the Baldwin County markets, and more competitive pricing in present markets. Real Estate construction loans increased by $3,819,193 or 75.08% in 2000 to $7,404,300 from $3,585,107 in 1999. The increase in these loans is related to the increased economic activity in Baldwin County, one of the fastest growing counties in Alabama. The majority of these loans are for 1-4 family and owner-occupied commercial building. Real Estate mortgage loans increased in 2000 by $3,257,833 or 12.86% to $28,580,500 from $25,322,667 in
1999. Installment loans to individuals remained level at $18,072,546 at December 31, 2000, when compared to $18,082,531 at year end 1999. The ratio of loans to deposits on December 31, 2000, was 73.87%, as compared to 67.51% in 1999.

Total loans increased to $123,695,962 at December 31, 1999, from $104,624,631 at year end 1998, an increase of $19,071,331, or 18.23%. Commercial, financial and agricultural loans increased to $76,705,657 at year end 1999, from $63,792,383 at December 31, 1998. Most of the increase was attributed to the Baldwin County markets, and more competitive pricing in then-existing markets. Real Estate construction loans increased by $372,388 or 11.59% in 1999 to $3,585,107 from $3,212,719 in 1998. The increase in these loans was related to the increased housing demands brought on by lower interest rates in 1998 and the increase in rates in 1999 having not been enough to slow demand for homes. Real Estate mortgage loans increased in 1999 by $4,297,433 or 20.44% to $25,322,667 from $21,025,234 in 1998. Installment loans to individuals increased to $18,082,531 at December 31, 1999, from $16,594,295 at year end 1998, an increase of $1,488,236, or 8.97%. The ratio of loans to deposits on December 31, 1999, was 67.51%, as compared to 68.46% in 1998.

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

As of December 31, 2000, the Corporation's management believes liquidity was adequate. The corporation relies primarily on the Bank for its liquidity needs. In addition to $2,000,000 in federal funds sold, the balance of the Bank's cash and due from banks was $18,360,173. At December 31, 2000 the gross loan to deposit ratio was 73.87%. The Bank has experienced no liquidity problems associated with Year 2000 issues. The Corporation's bank subsidiary has an Asset Liability Committee which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Bank had a contract with a public entity that ended March 1, 2001. That entity maintained several accounts with had an aggregate balance of $20,741,491 at the end of December, 2000. The contract was not renewed, and therefore these funds will be withdrawn from the Bank during 2001. To replace the loss of the account, the Bank plans to obtain funds through FHLB advances, sale of securities, other deposits from external sources, and federal fund lines, and does not anticipate any material liquidity impact from the loss of these accounts.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities produced $5,837,222 in cash in 2000, with the majority of this coming from a net increase in deposits. The investing activities of the Corporation used $19,537,776 of the cash flows of the Bank. Operations provided $1,103,637 in cash flows for the year ended December 31, 2000.

                            INTEREST RATE SENSITIVITY
                       Interest Rate Sensitivity Analysis
                             Year Ended December 31
                                      2000
                                 (In Thousands)


                                                 Three      Three
                                                Months      To Six      Six Months      1 to 5     5 Years
                                               Or Less      Months      to One Year     Years      or After        Total
                                              --------      --------    -----------     ------     --------      --------
Earning Assets:
Loans, net of unearned
    income                                    $ 24,843        12,487        14,379        65,401       24,427       141,537
Taxable securities AFS                             500           500         1,103         7,389       25,334        34,826
Tax exempt securities AFS                            0             0             0           676       11,334        12,010
Taxable securities HTM                               0             0             0           124        4,554         4,678
Tax exempt securities HTM                          150           300             0         2,166        6,681         9,297
Federal Funds Sold & Securities Purchased
Under agreements to resale                       2,000             0             0             0            0         2,000

                                              --------      --------      --------      --------     --------      --------
Total Interest Earning Assets                 $ 27,493        13,287        15,482        75,756       72,330       204,348
                                              ========      ========      ========      ========     ========      ========
Interest Bearing Liabilities
Demand Deposits                               $      0             0             0             0       51,864        51,864
Savings Deposits                                     0             0             0             0       14,287        14,287
Certificates of Deposit less
    than $100,000                               14,404        16,272        18,428        16,559            0        65,663
Certificates of Deposit
    greater than $100,000                       11,096         5,650         8,620         4,389            0        29,755
Federal Funds Purchased and
    securities sold under
    agreement to repurchase                     10,667             0             0             0            0        10,667
Other Short Term Borrowings                        596             0             0             0            0           596
Federal Home Loan Bank Borrowing                                                           3,000        2,889         5,889

                                              --------      --------      --------      --------     --------      --------

TOTAL Interest Bearing Source                 $ 36,763        21,922        27,048        23,948       69,040       178,721
                                              ========      ========      ========      ========     ========      ========
    Liabilities
Non Interest Bearing Source                          0             0             0             0       28,740        28,740
    of Funds
                                              --------      --------      --------      --------     --------      --------
Interest Sensitivity Gap                        (9,270)       (8,635)      (11,566)       51,808      (25,450)       (3,113)
Cumulative Gap                                  (9,270)      (17,905)      (29,471)       22,337       (3,113)

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Corporation's performance. Therefore, interest rate shock scenarios are performed. See Item 7A.

                                CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 2000 was 8.58% as compared to 8.07% in 1999. Total stockholders equity on December 31, 2000 was $20,104,473, an increase of $2,457,810, or 13.93%, from $17,646,663 at year end 1999. This increase is the result of the Corporation's net operating profit during 2000, less dividends declared to stockholders of $601,300, plus other comprehensive income of $813,466, the sale of stock and the exercise of stock options. The Corporation's risk based capital of $21,992,000, or 14.52%, at December 31, 2000, was well above the Corporation's minimum risk based capital requirement of $12,113,360 or 8.0% of risk weighted assets. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future, but any continued growth into new markets may require the Bank to access external funding sources.

                           FORWARD LOOKING STATEMENTS

         When used or incorporated by reference herein, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth elsewhere herein, as well as the possibilities of (i) increases in competitive pressures in the banking industry, particularly with respect to community banks;
(ii) costs or difficulties, relating to the planned increase in the number of Bank offices, which are greater than expected based on prior experience; (iii) costs or difficulties greater than expected with respect to the planned conversion to in-house data processing; (iv) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in deterioration in loan demand, credit quality and/or borrower liquidity, among other things; (v) changes which may occur in the regulatory environment; and
(vi) large and/or rapid changes in interest rates. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risk, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Interest rate risk could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk, do not generally arise in the Bank's normal course of business activities.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 2000. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                 (in thousands)


INCREASE (DECREASE)                     CHANGE IN       CHANGE IN
        IN                 MARKET        MARKET           MARKET
  INTEREST RATES           VALUEY        VALUE            VALUE
  (BASIS POINTS)           EQUITY        EQUITY           EQUITY(%)
-------------------       --------     ----------       -----------
        300               $  8,488     $ (5,784)          (41)
        200                 10,277       (3,995)          (28)
        100                 12,198        (2074)          (15)
          0                 14,272            0             0
       (100)                16,522        2,250            16
       (200)                18,976        4,704            33
       (300)                31,688       17,416           122


The preceding table indicates that at December 31, 2000, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase.

Computation of prospective effects of hypothetical interest rate changes included in these forward-looking statements are subject to certain risks, uncertainties, and assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank could undertake in response to changes in interest rates. For more information on forward looking statements, see "FORWARD LOOKING STATEMENTS" above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 are included in the following pages shown in the index below.


     Index to Financial Statements                       Page(s)
                                                         ------
     Independent Auditors' Report                          F1

     Consolidated Balance Sheets as of December 31,
              2000 and 1999                                F2

     Consolidated Statements of Operations for
              the years ended December 31, 2000, 1999,
              and 1998                                     F4

     Consolidated Statements of Stockholders'
              Equity and Other Comprehensive Income
              for the years ended December 31,
              2000, 1999, and 1998                         F5

     Consolidated Statements of Cash Flows for
              the years ended December 31, 2000, 1999,
              and 1998                                     F6

     Notes to Consolidated Financial
              Statements - December 31, 2000, 1999,
              and 1998                                     F8

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ KPMG LLP


Birmingham, Alabama
February 16, 2001

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999


                                 ASSETS                                   2000             1999
                                                                      ------------     ------------
     Cash and due from banks (note 2)                                 $ 18,360,173       10,312,090
     Federal funds sold and securities purchased under agreements
         to resale                                                       2,000,000       22,645,000
                                                                      ------------     ------------
              Cash and cash equivalents                                 20,360,173       32,957,090
     Investment securities available for sale, at fair value
         (cost of $46,836,142 and $44,310,451 at
            December 31, 2000 and 1999, respectively) (note 3)          46,844,251       42,962,734
     Investment securities held to maturity (fair value
         of $14,011,852 and $15,152,215 at December 31,
         2000 and 1999, respectively) (note 3)                          13,975,608       15,545,733

     Loans (notes 4 and 6)                                             141,537,156      123,695,962

     Less: Unearned income                                                   2,548           19,448
           Allowance for loan losses                                     1,939,307        1,676,274
                                                                      ------------     ------------
              Net loans                                                139,595,301      122,000,240

     Premises and equipment, net (note 5)                                4,998,341        4,979,984
     Interest receivable                                                 2,578,553        2,198,957
     Other assets                                                        3,134,368        1,322,506
                                                                      ------------     ------------
              Total assets                                            $231,486,595      221,967,244
                                                                      ============      ===========


                                                                     (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY                                  2000               1999
                                                                                   ------------      ------------
            Deposits (note 7):
                Noninterest bearing                                                $ 30,020,542        29,211,226
                Interest bearing                                                    161,569,137       153,997,225
                                                                                   ------------      ------------
                     Total deposits                                                 191,589,679       183,208,451
            Securities sold under agreements to repurchase (note 8)                  10,666,554         8,935,003
            Advances from Federal Home Loan Bank (note 6)                             5,889,148         9,787,762
            Treasury, tax and loan account                                              595,785           524,741
            Accrued expenses and other liabilities                                    2,640,956         1,864,624
                                                                                   ------------      ------------
                     Total liabilities                                              211,382,122       204,320,581
            Stockholders' equity (note 10):
                Class A common stock of $.01 par value
                   Authorized 5,000,000 shares; 1,156,881 and 1,149,281
                   shares issued in 2000 and 1999, respectively                          11,569            11,494
                Class B common stock of $.01 par value
                   Authorized 250,000 shares; no shares
                   issued and outstanding                                                    --                --
                Preferred stock of $.01 par value
                   Authorized 250,000 shares; no shares
                   issued and outstanding                                                    --                --
                Surplus                                                               4,994,477         4,804,489
                Retained earnings                                                    15,550,141        14,104,870
                Accumulated other comprehensive income
                   net of deferred tax liability of $3,244 and deferred asset
                    of $539,117 in 2000 and 1999, respectively                            4,866          (808,600)
                                                                                   ------------      ------------
                                                                                     20,561,053        18,112,253
                Less 62,649 and 63,550 treasury shares at cost in 2000
                   and 1999, respectively                                               456,580           465,590
                                                                                   ------------      ------------
                     Total stockholders' equity                                      20,104,473        17,646,663
            Commitments and contingencies (notes 16 and 17)
                                                                                   ------------      ------------
                     Total liabilities and stockholders' equity                    $231,486,595       221,967,244
                                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999, and 1998


                                                                        2000             1999             1998
                                                                     -----------      -----------      -----------
Interest income:
    Interest and fees on loans                                       $13,004,220       11,593,789        9,468,119
    Interest on investment securities:
         Taxable                                                       2,706,169        2,486,621        3,526,707
         Nontaxable                                                    1,142,995        1,022,963          844,053
                                                                     -----------      -----------      -----------
            Total interest on investment securities                    3,849,164        3,509,584        4,370,760
                                                                     -----------      -----------      -----------
    Other interest income                                                457,097          234,819          278,459
                                                                     -----------      -----------      -----------
            Total interest income                                     17,310,481       15,338,192       14,117,338
                                                                     -----------      -----------      -----------
Interest expense:
    Interest on deposits (note 7)                                      7,425,980        5,903,334        5,927,380
    Interest on other borrowed funds                                   1,129,485        1,031,321          769,216
                                                                     -----------      -----------      -----------
            Total interest expense                                     8,555,465        6,934,655        6,696,596
                                                                     -----------      -----------      -----------
            Net interest income                                        8,755,016        8,403,537        7,420,742

Provision for loan losses (note 4)                                       475,000          496,000          240,000
                                                                     -----------      -----------      -----------
            Net interest income after provision for loan losses        8,280,016        7,907,537        7,180,742
Noninterest income:
    Service charges on deposits                                        1,243,544        1,108,164        1,010,712
    Commissions on credit life insurance                                  39,940           45,878           46,242
    Investment securities gains, net (note 3)                             34,725           31,907          132,828
    Other (note 18)                                                      344,220          290,064          339,478
                                                                     -----------      -----------      -----------
            Total noninterest income                                   1,662,429        1,476,013        1,529,260
                                                                     -----------      -----------      -----------
Noninterest expense:
    Salaries and benefits (notes 10 and 12)                            3,841,509        3,879,425        3,405,746
    Net occupancy expense                                              1,258,739        1,003,641          826,067
    Other (note 18)                                                    2,125,930        1,926,946        1,857,390
                                                                     -----------      -----------      -----------
            Total noninterest expense                                  7,226,178        6,810,012        6,089,203
                                                                     -----------      -----------      -----------

            Earnings before income taxes                               2,716,267        2,573,538        2,620,799

Income tax expense (note 9)                                              669,696          625,762          687,980
                                                                     -----------      -----------      -----------
            Net earnings                                             $ 2,046,571        1,947,776        1,932,819
                                                                     ===========      ===========      ===========
Basic earnings per share (note 11)                                   $      1.87             1.88             1.87
                                                                     ===========      ===========      ===========
Basic weighted average shares outstanding                              1,091,538        1,034,346        1,032,770
                                                                     ===========      ===========      ===========
Diluted earnings per share (note 11)                                 $      1.86             1.86             1.87
                                                                     ===========      ===========      ===========
Diluted weighted average shares outstanding                            1,100,702        1,046,799        1,032,770
                                                                     ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998


                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                                                      COMMON                        RETAINED   COMPREHENSIVE
                                                      SHARES          STOCK         SURPLUS         EARNINGS       INCOME
                                                   -----------      -----------   -----------      ----------- -------------
Balance December 31, 1997                            1,096,320      $    10,964     3,476,518       11,376,410       228,757
    Net earnings 1998                                       --               --            --        1,932,819            --
    Unrealized change in investment
      securities, net of tax                                --               --            --               --        56,120

    Comprehensive income

    Cash dividends declared ($0.55 per share)               --               --            --         (568,023)           --
                                                   -----------      -----------   -----------      -----------   -----------
Balance December 31, 1998                            1,096,320           10,964     3,476,518       12,741,206       284,877
    Net earnings 1999                                       --               --            --        1,947,776            --
    Unrealized change in investment
      securities, net of tax                                --               --            --               --    (1,093,477)

    Comprehensive income

    Cash dividends declared ($0.55 per share)               --               --            --         (584,112)           --
    Difference between fair market value and
      exercise price of stock options vesting
      during the period                                     --               --       193,359               --            --
    Exercise of stock options                            5,000               50        79,950               --            --
    Sale of common stock                                47,961              480     1,054,662               --            --
                                                   -----------      -----------   -----------      -----------   -----------
Balance December 31, 1999                            1,149,281           11,494     4,804,489       14,104,870      (808,600)
    Net earnings 2000                                       --               --            --        2,046,571            --
    Unrealized change in investment
      securities, net of tax                                --               --            --               --       813,466


    Comprehensive income


    Cash dividends declared ($0.55 per share)               --               --            --         (601,300)           --
    Difference between fair market value and
      exercise price of stock options vesting
      during the period                                     --               --        45,760               --            --
    Exercise of stock options                            5,600               55        89,545               --            --
    Sale of common stock                                 2,000               20        43,980               --            --
    Sale of treasury stock to employee
      stock purchase plan                                   --               --        10,703               --            --
                                                   -----------      -----------   -----------      -----------   -----------
Balance December 31, 2000                            1,156,881      $    11,569     4,994,477       15,550,141         4,866
                                                   ===========      ===========   ===========      ===========   ===========




                                                                        TOTAL
                                                       TREASURY     STOCKHOLDERS'     COMPREHENSIVE
                                                        STOCK          EQUITY            INCOME
                                                      -----------    -----------      -------------
Balance December 31, 1997                             (465,590)       14,627,059
    Net earnings 1998                                       --         1,932,819         1,932,819
    Unrealized change in investment
      securities, net of tax                                --            56,120            56,120
                                                                                      ------------
    Comprehensive income                                                                 1,988,939
                                                                                      ============
    Cash dividends declared ($0.55 per share)               --          (568,023)
                                                      ---------       ----------
Balance December 31, 1998                             (465,590)       16,047,975
    Net earnings 1999                                       --         1,947,776         1,947,776
    Unrealized change in investment
      securities, net of tax                                --        (1,093,477)       (1,093,477)
                                                                                      ------------
    Comprehensive income                                                                   854,299
                                                                                      ============
    Cash dividends declared ($0.55 per share)               --          (584,112)
    Difference between fair market value and
      exercise price of stock options vesting
      during the period                                     --           193,359
    Exercise of stock options                               --            80,000
    Sale of common stock                                    --         1,055,142
                                                      --------       -----------
Balance December 31, 1999                             (465,590)       17,646,663
    Net earnings 2000                                       --         2,046,571         2,046,571
    Unrealized change in investment
      securities, net of tax                                --           813,466           813,466
                                                                                      ------------
    Comprehensive income                                                                 2,860,037
                                                                                      ============
    Cash dividends declared ($0.55 per share)               --          (601,300)
    Difference between fair market value and
      exercise price of stock options vesting
      during the period                                     --            45,760
    Exercise of stock options                               --            89,600
    Sale of common stock                                    --            44,000
    Sale of treasury stock to employee
      stock purchase plan                                9,010            19,713
                                                      --------       -----------
Balance December 31, 2000                             (456,580)       20,104,473
                                                      ========       ===========


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998


                                                                       2000               1999               1998
                                                                   ------------       ------------       ------------
Cash flows from operating activities:
    Net earnings                                                   $  2,046,571          1,947,776          1,932,819
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
         Provision for loan losses                                      475,000            496,000            240,000
         Compensation expense arising from stock
            option awards                                                45,760            193,359                 --
         Depreciation of premises and equipment                         511,545            393,352            258,346
         Net amortization of premium
            on investment securities                                     89,274            234,192            281,890
         Gains on sales of investment
            securities available for sale, net                          (34,725)           (31,907)          (132,828)
         Deferred income tax benefit                                    (45,271)          (146,436)           (63,298)
         Gains on sale of other real estate, net                             --                 --             (2,500)
         Decrease (increase) in interest receivable                    (379,596)            25,485           (392,495)
         Increase in other assets                                    (1,838,895)          (478,480)          (225,072)
         Decrease in accrued expenses
            and other liabilities                                       233,974            581,696            154,157
                                                                   ------------       ------------       ------------
              Net cash provided by  operating activities              1,103,637          3,215,037          2,051,019
                                                                   ------------       ------------       ------------
Cash flows from investing activities:
    Net decrease in interest-earning deposits
       in other financial institutions                                       --                 --            100,920
    Proceeds from maturities, calls, and principal
       repayments of investment securities held to maturity           1,533,328          1,446,418         10,287,052
    Proceeds from sales of investment securities
        held to maturity                                                     --                 --             19,975
    Purchases of investment securities held to maturity                      --                 --         (2,500,304)
    Proceeds from maturities, calls, and principal
       repayments of investment securities available for sale         6,813,946         12,016,772         30,269,450
    Proceeds from sales of investment
       securities available for sale                                  4,627,751          7,499,649          6,731,529
    Purchases of investment securities available for sale           (13,985,142)       (10,240,296)       (52,554,305)
    Net increase in loans                                           (18,070,061)       (19,406,572)       (18,001,787)
    Purchases of premises and equipment                                (529,902)        (2,505,402)        (1,092,751)
    Proceeds from sales of other real estate                             72,304             26,948             40,000
                                                                   ------------       ------------       ------------
              Net cash used in investing activities                 (19,537,776)       (11,162,483)       (26,700,221)
                                                                   ------------       ------------       ------------


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                 Years ended December 31, 2000, 1999, and 1998


                                                                     2000                1999               1998
                                                                  ------------       ------------       ------------
Cash flows from financing activities:
    Net increase in deposits                                      $  8,381,228         30,381,912         17,544,726
    Net increase (decrease) in securities sold under
       agreements to repurchase                                      1,731,551         (2,875,185)         2,838,034
    Cash dividends                                                    (601,300)          (584,112)          (568,023)
    Exercise of stock options                                           89,600             80,000                 --
    Proceeds from sale of common stock                                  44,000          1,055,142                 --
    Proceeds from sale of treasury stock                                19,713                 --                 --
    Increase in FHLB advances                                       (3,898,614)         3,340,406          3,717,471
    Increase (decrease) in other borrowed funds                         71,044            475,472         (1,027,135)
                                                                  ------------       ------------       ------------
              Net cash provided by financing activities              5,837,222         31,873,635         22,505,073
Net increase (decrease) in cash and  cash equivalents              (12,596,917)        23,926,189         (2,144,129)
Cash and cash equivalents at beginning of year                      32,957,090          9,030,901         11,175,030
                                                                  ------------       ------------       ------------
Cash and cash equivalents at end of year                          $ 20,360,173         32,957,090          9,030,901
                                                                  ============       ============       ============
Supplemental disclosures:
    Cash paid during the year for:
       Interest                                                   $  8,003,132          6,925,803          6,661,160
                                                                  ============       ============       ============
       Income taxes                                               $    682,305            746,750            778,516
                                                                  ============       ============       ============
    Noncash transactions:
       Transfer of loans to other real estate
         through foreclosure                                      $     82,539                 --            200,344
                                                                  ============       ============       ============
       Other comprehensive income (loss), net of tax              $    813,466         (1,093,477)            56,120
                                                                  ============       ============       ============


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998




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

                  Management believes the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Alabama as substantially all loans to borrowers are within the state. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

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

                        December 31, 2000, 1999, and 1998


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

         (e)      LOANS

                  Interest income on loans is credited to earnings based on the principal amount outstanding at the respective rate of interest, except for certain installment loans for which interest is recognized on a method which is not materially different from a level-yield basis over the terms of the loans. Interest income on other loans is recognized on a level-yield basis.

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

                        December 31, 2000, 1999, and 1998


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

         (j)      STOCK OPTION PLAN

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

                  SFAS 123, Accounting for Stock Based Compensation, prescribes the recognition of compensation expense on the fair value of options on the grant date and allows companies to apply APB 25 as long as certain pro forma disclosures are made assuming hypothetical fair value method application. See note 10 for pro forma disclosures required by SFAS 123.

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


         (l)      COMPREHENSIVE INCOME

                  SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. "Other comprehensive income" for the Company consists of items recorded directly in equity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

         (m)      BUSINESS SEGMENTS

                  SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment - commercial banking.

         (n)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not expect SFAS 140 to have an impact on the financial statements of the Corporation.

                  On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective for financial statements for the fourth quarter of the fiscal year beginning after December 15, 1999. SAB 101 has not had an impact on the financial statements of the Corporation.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


                  In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for financial statements for the first quarter of fiscal years beginning after June 15, 2000. In connection with the adoption of SFAS 133, on January 1, 2001, the Company transferred all of its held to maturity investments to available for sale investments which will result in a $21,746 gain, net of tax, to other comprehensive income as of the transfer date.


(2)      CASH AND DUE FROM BANKS

         The Corporation's subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $1,023,000 and $3,041,000 at December 31, 2000 and 1999, respectively.


(3)      INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities held to maturity at December 31, 2000 and 1999 were as follows:

                                                             GROSS        GROSS
                                              AMORTIZED   UNREALIZED    UNREALIZED
                                                COST         GAINS        LOSSES    FAIR VALUE
                                             -----------  -----------  -----------  -----------
        2000

         U.S. government agencies excluding
              mortgage-backed securities     $ 2,995,318        2,182       46,260    2,951,240
         State and political subdivisions      9,297,013      107,315       34,381    9,369,947
         Mortgage-backed securities            1,683,277       12,150        4,762    1,690,665
                                             -----------  -----------  -----------  -----------

                                             $13,975,608      121,647       85,403   14,011,852
                                             ===========  ===========  ===========  ===========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998



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
                                                 ===========  ===========  ===========  ===========

         The amortized cost and fair value of debt securities classified as investment securities held to maturity at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                        AMORTIZED
                                                           COST      FAIR VALUE
                                                        -----------  -----------
         Investment securities held to maturity:
         Due in one year or less                        $   450,231      450,124
         Due after one year through five years            2,165,807    2,184,104
         Due after five years through ten years           6,598,230    6,588,221
         Due after ten years                              3,078,063    3,098,738
                                                        -----------  -----------

                Subtotal                                 12,292,331   12,321,187

         Mortgage-back securities                         1,683,277    1,690,665
                                                        -----------  -----------

                Total                                   $13,975,608   14,011,852
                                                        ===========  ===========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


The amortized cost and fair value of investment securities available for sale at December 31, 2000 and 1999 were as follows:


                                                                   GROSS       GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED
                                                      COST         GAINS        LOSSES    FAIR VALUE
                                                   -----------  -----------  -----------  -----------
         2000

         U.S. treasury                             $ 6,550,881        8,291       17,282    6,541,890
         U.S. government agencies excluding
              mortgage-backed securities             4,191,571       51,792       39,563    4,203,800
         State and political subdivisions           12,010,159      169,604      131,384   12,048,379
         Mortgage-backed securities                 22,905,303      134,356      156,627   22,883,032
         Corporate notes and other                   1,178,228           --       11,078    1,167,150
                                                   -----------  -----------  -----------  -----------

                                                   $46,836,142      364,043      355,934   46,844,251
                                                   ===========  ===========  ===========  ===========


         1999

         U.S. treasury                             $ 8,591,805          315      130,225    8,461,895
         U.S. government agencies excluding
              mortgage-backed securities             1,503,065           --       32,105    1,470,960
         State and political subdivisions           12,617,221       23,391      661,943   11,978,669
         Mortgage-backed securities                 20,434,134       32,352      554,406   19,912,080
         Corporate notes and other                   1,164,226           --       25,096    1,139,130
                                                   -----------  -----------  -----------  -----------

                                                   $44,310,451       56,058    1,403,775   42,962,734
                                                   ===========  ===========  ===========  ===========

         Included in investment securities available for sale at December 31, 2000 is a U.S. government agency security with a yield based on various interest rate indices. The amortized cost and net unrealized losses on this security at December 31, 2000, were $1,000,000 and $36,540, respectively. The weighted average yield of this security at December 31, 2000 was 5.52 percent. This security matures in November 2003.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


         The amortized cost and fair value of debt securities classified as investment securities available for sale at December 31, 2000, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.



                                                                 AMORTIZED
                                                                    COST      FAIR VALUE
                                                                 -----------  -----------

             Investment securities available for sale:
             Due in one year or less                             $ 2,011,156    2,005,630
             Due after one year through five years                 7,718,627    7,671,802
             Due after five years through ten years                3,208,838    3,244,095
             Due after ten years                                  10,316,418   10,363,891
                                                                 -----------  -----------

                    Subtotal                                      23,255,039   23,285,418

             Mortgage-backed securities                           22,905,303   22,883,033
             FHLB stock                                              675,800      675,800
                                                                 -----------  -----------

                    Total                                        $46,836,142   46,844,251
                                                                 ===========  ===========

         Proceeds from sales of investment securities available for sale during 2000, 1999, and 1998, were $4,627,752, $7,499,649, and $6,731,529, respectively. Gross gains of $40,041 and gross losses of $5,316 were realized on those sales in 2000. Gross gains of $43,974 and gross losses of $12,067 were realized on those sales in 1999. Gross gains of $137,485 and gross losses of $4,657 were realized on those sales in 1998.

         Securities with carrying values of $51,207,392 and $47,459,218 at December 31, 2000 and 1999, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


(4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         At December 31, 2000 and 1999, the composition of the loan portfolio was as follows:


                                                                   2000              1999
                                                               ------------      ------------
            Commercial and financial                           $ 72,608,370        63,312,853
            Agricultural                                         14,871,440        13,392,804
            Real estate - construction                            7,404,300         3,585,107
            Real estate - 1-4 family residential mortgage        28,580,500        25,322,667
            Installment loans to individuals                     18,072,546        18,082,531
                                                               ------------      ------------

                   Total                                       $141,537,156       123,695,962
                                                               ============      ============

         A summary of the transactions in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 follows:


                                                        2000            1999           1998
                                                     ----------      ----------      ----------
            Balance at beginning of year             $1,676,274       1,428,492       1,443,135
            Provision charged to earnings               475,000         496,000         240,000

            Less: Loans charged-off                     252,430         297,358         305,220
            Plus: Loan recoveries                        40,463          49,140          50,577
                                                     ----------      ----------      ----------

            Net charge-offs                             211,967         248,218         254,643
                                                     ----------      ----------      ----------

            Balance at end of year                   $1,939,307       1,676,274       1,428,492
                                                     ==========      ==========      ==========

         Loans on which the accrual of interest had been discontinued or reduced amounted to $386,213 and $673,522 as of December 31, 2000 and 1999, respectively. If these loans had been current throughout their terms, interest income would have been increased by $48,630, $36,625, and $32,821, for 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, pursuant to the definition within SFAS 114, the Company had impaired loans of $72,811 and $83,979, respectively. At December 31, 1998, the Company had no significant impaired loans.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


         During 2000 and 1999, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the subsidiary bank. Total loans outstanding to these related parties at December 31, 2000 and 1999, amounted to $4,479,912 and $4,982,244, respectively. The change from December 31, 1999 to December 31, 2000 reflects advances amounting to $544,740 and payments of $1,047,072 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.


(5)      PREMISES AND EQUIPMENT

         At December 31, 2000 and 1999, premises and equipment were as follows:


                                                         2000            1999
                                                      ----------      ----------
            Land                                      $1,066,112         886,629
            Buildings and leasehold improvements       4,488,710       4,257,311
            Furniture, fixtures and equipment          3,097,827       2,992,095
            Automobiles                                  136,919         120,945
                                                      ----------      ----------

                                                       8,789,568       8,256,980
                   Less accumulated depreciation       3,791,227       3,276,996
                                                      ----------      ----------

                                                      $4,998,341       4,979,984
                                                      ==========      ==========


(6)      BORROWED FUNDS

         The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 2000:


                                                               INTEREST
                          MATURITY DATE                          RATE
                                                               --------
            April 2004                                            5.01%          1,500,000
            April 2004                                            6.48%          2,000,000
            June 2006                                             7.19%             94,765
            May 2012                                              7.41%            134,933
            July 2017                                             6.93%          1,105,000
            September 2017                                        6.82%            628,125
            August 2017                                           6.84%            182,575
            June 2020                                             7.19%            243,750
                                                               --------       ------------

                 Total (weighted average rate of 6.348%)                      $  5,889,148
                                                                              =============


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998



         At December 31, 2000, the advances were collateralized by a blanket pledge of first-mortgage residential loans.


(7)      DEPOSITS

         At December 31, 2000 and 1999, deposits were as follows:


                                                                        2000             1999
                                                                    ------------      ------------
            Noninterest bearing accounts                            $ 30,020,542        29,211,226
            NOW accounts                                              44,755,793        46,559,634
            Money market investment accounts                           7,107,980         6,378,672
            Savings account                                           14,286,862        14,773,999
            Time deposits:
                 Certificates of deposit less than $100,000           65,663,087        61,750,432
                 Certificates of deposit greater than $100,000        29,755,415        24,534,488
                                                                    ------------      ------------

                     Total deposits                                 $191,589,679       183,208,451
                                                                    ============      ============

         Interest expense on certificates of deposit greater than $100,000 amounted to $1,463,856, $1,183,108, and $1,361,765 for the years ended
         December 31, 2000, 1999, and 1998, respectively.

         The Bank has a contract between it and a public entity that ends March 1, 2001. That entity maintains several accounts which had an account balance of $20,741,491 at the end of December, 2000. The contract was not renewed; therefore, these funds will be withdrawn from the Bank in 2001.

(8)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The maximum amount of outstanding securities sold under agreements to repurchase during 2000 and 1999 was $13,228,003 and $13,513,712, respectively. The weighted average borrowing rate at December 31, 2000 and 1999 was 5.72 percent and 4.62 percent, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2000 and 1999 was $10,665,742 and $11,833,159, respectively. The weighted average borrowing rate during the years ended December 31, 2000 and 1999 was 5.52 percent and 4.23 percent, respectively. Securities underlying these agreements are under the Company's control.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


(9)      INCOME TAXES

         Total income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 was allocated as follows:



                                                                       2000            1999             1998
                                                                    ----------      ----------       ----------
            Income from continuing operations                       $  669,696         625,762          687,980
                                                                    ==========      ==========       ==========

            Stockholders' equity, for other comprehensive
                 income                                             $  542,360        (728,985)          37,363
                                                                    ==========      ==========       ==========

         The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2000, 1999, and 1998 were as follows:


                                                                       2000             1998            1998
                                                                    ----------       ----------       ----------
            Current income tax expense:
                   Federal                                          $  599,579          711,105          672,671
                   State                                               115,388           61,093           78,607
                                                                    ----------       ----------       ----------

                     Total                                             714,967          772,198          751,278

            Deferred income tax benefit:
                   Federal                                             (40,280)        (134,478)         (59,805)
                   State                                                (4,991)         (11,958)          (3,493)
                                                                    ----------       ----------       ----------

                     Total                                             (45,271)        (146,436)         (63,298)
                                                                    ----------       ----------       ----------

                     Total income tax expense                       $  669,696          625,762          687,980
                                                                    ==========       ==========       ==========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


         Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:


                                                              2000            1999            1998
                                                            ---------       ---------       ---------
            Income tax at statutory rate                    $ 923,531         875,003         891,072
            Increase (decrease) resulting from:
                   Tax exempt interest                       (406,384)       (371,959)       (253,304)
                   TEFRA disallowance                          60,867          67,438              --
                   Deferred compensation                       12,186          11,739              --
                   State income tax net of federal tax
                   benefit                                     72,862          32,429          49,575
                   Premium amortization on tax
                   exempt investment securities                21,382          23,362          19,867
            Other, net                                        (14,748)        (12,250)        (19,230)
                                                            ---------       ---------       ---------

                                                            $ 669,696         625,762         687,980
                                                            =========       =========       =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:


                                                                                       2000          1999
                                                                                     --------      --------
            Deferred tax assets:
            Loans, principally due to the allowance for loan losses                  $425,765       329,336
            Other real estate, principally due to differences in carrying value
                                                                                       43,695        58,207
            Accumulated other comprehensive loss                                        3,244       539,117
            Accrued expenses                                                           42,157        55,882
            Security writedown                                                          4,399         4,399
            Other                                                                          65            56
                                                                                     --------      --------

                 Total deferred tax assets                                            519,325       986,997
                                                                                     --------      --------

            Deferred tax liabilities:
            Premises and equipment, principally due to difference in
              depreciation and asset sales                                            170,503       156,782
            Discount accretion                                                         26,429        17,220
            Accrued employee benefits                                                  21,996        21,996
                                                                                     --------      --------

                 Total deferred tax liabilities                                       218,928       195,998
                                                                                     --------      --------

                 Net deferred tax asset                                              $300,397       790,999
                                                                                     ========      ========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998



         As of December 31, 2000 and 1999, the net deferred income tax asset of $300,397 and $790,999 were presented in the balance sheet as other assets.

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


                                                               WEIGHTED
                                                               AVERAGE
                                                               EXERCISE
                                             SHARES UNDER     PRICE PER
                                                OPTION          SHARES
                                             ------------     ---------
            Awarded May 5, 1999                  42,480       $ 16.62
            Granted                               4,080         30.00
            Surrendered                              --            --
            Exercised                            (5,000)        16.00
                                                -------       -------

            Balance at December 31, 1999         41,560       $ 18.01
                                                =======       =======

            Granted                               4,080         31.30
            Surrendered                              --            --
            Exercised                            (5,600)        16.00
                                                -------       -------

            Balance at December 31, 2000         40,040         19.65
                                                =======       =======


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


         Stock options outstanding and exercisable on December 31, 2000 and 1999 were as follows:


                 2000
            -----------------------------------------------------------
                                                     WEIGHTED AVERAGE
                                                         REMAINING
              EXERCISE PRICE PER    SHARES UNDER    CONTRACTUAL LIFE IN
                    SHARE              OPTION             YEARS
            --------------------    ------------    -------------------

            Outstanding:
               $16.00                 27,800               8.0
                22.50                  4,080               8.0
                30.00                  4,080               9.0
                31.30                  4,080              10.0
            --------------------    ------------     ------------------

               $16.00 - 31.30         40,040               8.3
            --------------------    ------------     ------------------

            Exercisable:
               $16.00                 20,120               8.0
                22.50                  4,080               8.0
                30.00                  4,080               9.0
                31.30                  4,080              10.0
            --------------------    ------------     ------------------

               $16.00 - 31.30         32,360               8.4
            ====================    ============     ==================



                1999
            -----------------------------------------------------------
                                                     WEIGHTED AVERAGE
                                                         REMAINING
              EXERCISE PRICE PER    SHARES UNDER    CONTRACTUAL LIFE IN
                    SHARE              OPTION             YEARS
            --------------------    ------------    -------------------
             Outstanding:
               $16.00                 33,400               9.0
                22.50                  4,080               9.0
                30.00                  4,080              10.0
             -------------------    ------------    -------------------

               $16.00 - 30.00         41,560               9.1
             -------------------    ------------    -------------------

             Exercisable:
               $16.00                 18,040               9.0
                22.50                  4,080               9.0
                30.00                  4,080              10.0
             -------------------    ------------    -------------------

               $16.00 - 30.00         26,200               9.1
             ===================    ============    ===================


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


         Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's income from continuing operations and earnings per share for the years ended December 31, 2000 and 1999 would have been impacted as shown in the following table (in thousands, except per share), no options were granted during the years ended December 31, 1998 and 1997:


                                                        2000            1999
                                                      ---------       --------
            Reported net earnings                     $2,046.60       1,947.70
            Pro forma net earnings                     2,035.30       1,872.80
            Reported diluted earnings per share            1.86           1.86
            Pro forma diluted earnings per share           1.85           1.79

         The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                           2000        1999
                                                          ------      ------
            Expected life of option                       10 yrs      10 yrs
            Risk-free interest rate                        4.15%       5.16%
            Expected volatility of Company stock          12.70%      12.00%
            Expected dividend yield of Company stock       1.67%       2.67%


         The weighted average fair value of options granted during 2000 and 1999 is as follows:


                                                           2000          1999
                                                         --------       -------
            Fair value of each option granted            $   8.05          8.09
            Total number of options granted                50,640        46,560
            Total fair value of all options granted      $407,510       376,651

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998



(11)     NET INCOME PER SHARE

         Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2000, 1999, and 1998:


                                                               2000           1999           1998
                                                             ---------      ---------      ---------
            Diluted earnings per share:
                Weighted average common shares
                    outstanding                              1,091,538      1,034,346      1,032,770
                Effect of the assumed exercise of stock
                    options-based on the treasury stock
                    method using average market price            9,164         12,453             --
                                                             ---------      ---------      ---------

                Total weighted average common shares
                    and potential common stock outstanding   1,100,702      1,046,799      1,032,770
                                                             =========      =========      =========


(12)     EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) Employee Incentive Savings Plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 20.5. They can contribute a minimum of one percent up to ten percent of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to four percent of the employee's salary. Total Company contributions to the plan during 2000, 1999, and 1998 were $24,249, $31,428, and $35,049, respectively.

         The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $82,000, $98,000, and $84,000 were made in 2000, 1999, and 1998, respectively.

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

                        December 31, 2000, 1999, and 1998


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

         (f)      FHLB AND OTHER BORROWED FUNDS

                  The fair value of the Company's other borrowed funds approximates the carrying value of such liabilities. The fair value of FHLB advances is based on current borrowing rates.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998



         (g)      COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

                  There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Thereby it is not practical to establish their fair value.

                  The carrying value and estimated fair value of the Company's financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                                   2000                         1999
                                           -----------------------     ------------------------
                                           CARRYING     ESTIMATED      CARRYING      ESTIMATED
                                            AMOUNT      FAIR VALUE      AMOUNT       FAIR VALUE
                                           --------     ----------     --------      ----------
            Financial assets:
              Cash and short-term
                 investments               $ 20,360        20,360        32,957        32,957
                                           ========      ========      ========      ========

              Investment securities        $ 60,812        60,856        58,509        58,115
                                           ========      ========      ========      ========

              Loans, net of unearned
                 income and allowance
                 for loan losses
                                           $139,595       138,796       122,000       121,850
                                           ========      ========      ========      ========

              Financial liabilities:
                   Deposits                $191,590       194,677       183,208       182,790
                                           ========      ========      ========      ========

              Securities sold under
                 agreements to
                 repurchase                $ 10,667        10,671         8,935         8,935
                                           ========      ========      ========      ========

              Other borrowed funds         $    596           596           525           525
                                           ========      ========      ========      ========

              FHLB advances                $  5,889         5,839         9,788         9,743
                                           ========      ========      ========      ========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


(14)     DIVIDENDS FROM SUBSIDIARY

         Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 2000, the Bank could have declared dividends of approximately $4,775,000 without prior approval of regulatory authorities. Accordingly, at December 31, 2000, approximately $14,332,000 of the parents investment in its subsidiary was restricted from transfer in the form of a dividends.


(15)     COMPREHENSIVE INCOME

         The following is a summary of the components of other comprehensive income:


                                                                            YEAR ENDED DECEMBER 31
                                                                 -------------------------------------------
                                                                    2000            1999            1998
                                                                 ----------      ----------       ----------
            Other comprehensive income before tax
                Unrealized holding gains (losses) arising
                  during the period, net                         $1,390,551      (1,790,555)         226,311
                Less: reclassification adjustment for gains
                  included in net income                             34,725          31,907          132,828
                                                                 ----------      ----------       ----------

            Other comprehensive income, before
                income taxes                                      1,355,826      (1,822,462)          93,483

            Income tax expense (benefit) related to other
                comprehensive income:
                Unrealized holding gains (losses) arising
                  during the period, net                            556,250        (716,222)          92,849
                Less: reclassification adjustment for gains
                  included in net income                             13,890          12,763           55,486
                                                                 ----------      ----------       ----------

                  Total income tax expense (benefit)
                    related to other comprehensive
                    income                                          542,360        (728,985)          37,363
                                                                 ----------      ----------       ----------

            Other comprehensive income (loss), after taxes       $  813,466      (1,093,477)          56,120
                                                                 ==========      ==========       ==========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998



(16)     LITIGATION

         The Corporation and its subsidiary bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial position, liquidity or operation of the Company.


(17)     COMMITMENTS

         The Corporation's subsidiary bank leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are as follows:


         YEARS ENDING DECEMBER 31
         ------------------------

                    2001                $  54,738
                    2002                   50,886
                    2003                   50,886
                    2004                   46,446
                    2005                   42,000
                    Thereafter             14,000
                                        ----------

                                        $ 258,956
                                        ==========

         Rental expense for all operating leases charged to earnings aggregated $92,175, $103,298, and $121,275 for the years ended December 31, 2000,
         1999, and 1998, respectively.

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


         The financial instruments whose contract amounts represent credit risk as of December 31, 2000, are as follows:


             Commitments to extend credit                  $      16,990,972
             Standby letters of credit                     $         720,000

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


(18)     OTHER NONINTEREST INCOME AND EXPENSE

         Components of other noninterest expense exceeding one percent of the total of interest income and other income for any of the years ended December 31, 2000, 1999, and 1998, respectively, include the following:



                                                         2000                  1999                  1998
                                                    ----------------      ----------------      ----------------
          Data processing fees                   $        297,320               252,773               250,632
          Supplies expenses                               279,544               293,732               288,667


                                                                     (Continued)
                                      F-30

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


(19)     REGULATORY MATTERS

         The Company and the subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Company and the subsidiary bank must meet specific capital guidelines that involve quantitative measures of each bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum core capital ("Tier I Capital") of at least four percent of risk-weighted assets, minimum total capital ("Total Qualifying Capital") of at least eight percent of risk-weighted assets and a minimum leverage ratio of at least four percent of average assets. Management believes, as of December 31, 2000, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital and leverage ratios of at least ten percent, six percent, and five percent, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank's category.

         The following table presents the actual capital amounts and ratios of the Company and its significant subsidiary banks at December 31, 2000 and 1999:


                                       Total Qualifying Capital       Tier I Capital                 Leverage
                                       ------------------------      -------------------        --------------------
                                         Amount         Ratio        Amount        Ratio        Amount         Ratio
                                         -------       -------       ------        -----        ------         -----
            As of December 31, 2000
               Consolidated              $21,992        14.52%       20,099        13.27%       20,099         9.13%
               United Bank                20,973        14.02%       19,102        12.77%       19,102         8.57%

            As of December 31, 1999
               Consolidated               20,132        14.96%       18,455        13.72%       18,455         9.15%
               United Bank                19,323        14.40%       17,646        13.15%       17,646         8.70%


                                                                     (Continued)
                                      F-31

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



(20)     PARENT COMPANY FINANCIAL INFORMATION

         The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) is presented as follows:

                              (Parent Company Only)
                            Condensed Balance Sheets
                           December 31, 2000 and 1999



                                       ASSETS                                     2000            1999
                                                                               -----------      -----------
            Cash                                                               $    91,957          426,089
            Dividend receivable from subsidiary bank                               328,000               --
            Other receivable                                                        88,250           88,250
            Premises and equipment                                                 835,172          630,856
            Investment in subsidiary bank                                       19,106,608       16,838,248
                                                                               -----------      -----------

                     Total assets                                              $20,449,987       17,983,443
                                                                               ===========      ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

            Other liabilities                                                  $   345,514          336,780
            Stockholders' equity:
                 Class A common stock of $.01 par value.  Authorized
                   5,000,000 shares; 1,156,881 and 1,149,281 shares
                   issued in 2000 and 1999, respectively                            11,569           11,494
                 Class B common stock of $.01 par value.  Authorized
                   250,000 shares; no shares issued and outstanding                     --               --
                 Preferred stock of $.01 par value.  Authorized
                   250,000 shares; no shares issued and outstanding                     --               --
            Surplus                                                              4,994,477        4,804,489
            Retained earnings                                                   15,550,141       14,104,870
            Accumulated other comprehensive income, net of tax                       4,866         (808,600)
                                                                               -----------      -----------

                                                                                20,561,053       18,112,253
            Less 62,649 and 63,550 treasury shares at cost in 2000
                 and 1999, respectively                                            456,580          465,590
                                                                               -----------      -----------

                       Total stockholders' equity                               20,104,473       17,646,663
                                                                               -----------      -----------

                       Total liabilities and stockholders' equity              $20,449,987       17,983,443
                                                                               ===========      ===========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                              (Parent Company Only)
                       Condensed Statements of Operations
                  Years ended December 31, 2000, 1999, and 1998


                                                                   2000            1999            1998
                                                                ----------      ----------      ----------
            Income:
                 Cash dividends from subsidiary                 $  766,000         333,393         818,024
                 Other                                              36,850          41,967          51,200

            Expense:
                 Salaries and benefits                              80,760         193,359              --
                 Other                                             130,413          80,846          17,917
                                                                ----------      ----------      ----------
                   Earnings before equity in undistributed
                   earnings of subsidiary                          591,677         101,155         851,307
                                                                ----------      ----------      ----------

            Equity in undistributed earnings of subsidiary       1,454,894       1,846,621       1,081,512
                                                                ----------      ----------      ----------

                   Net earnings                                 $2,046,571       1,947,776       1,932,819
                                                                ==========      ==========      ==========



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                              (Parent Company Only)
                       Condensed Statements of Cash Flows
                  Years ended December 31, 2000, 1999, and 1998



                                                                            2000             1999              1998
                                                                        -----------       -----------       -----------
            Cash flows from operating activities:
                 Net earnings                                           $ 2,046,571         1,947,776         1,932,819
                 Adjustments to reconcile net earnings to net
                   cash provided by operating activities:
                     Equity in undistributed earnings of
                       subsidiary                                        (1,454,894)       (1,846,621)       (1,081,512)
                     Compensation expense arising from stock
                        option awards                                        45,760           193,359                --
                     Increase (decrease) in other liabilities                 8,734          (152,050)          171,301
                     Decrease (increase) in receivables                    (328,000)          519,831          (179,831)
                                                                        -----------       -----------       -----------

                         Net cash provided by operating
                            activities                                      318,171           662,295           842,777
                                                                        -----------       -----------       -----------

            Cash flows from investing activities:
                 Purchases of premises and equipment                       (204,316)          (74,031)         (280,514)
                 Capital investment in subsidiary                                --          (725,000)               --
                                                                        -----------       -----------       -----------

                         Net cash used in investing activities             (204,316)         (799,031)         (280,514)
                                                                        -----------       -----------       -----------

            Cash flows from financing activities:
                 Cash dividends                                            (601,300)         (584,112)         (568,024)
                 Proceeds from private placement                             44,000         1,055,142                --
                 Proceeds from sale of treasury stock                        19,713                --                --
                 Exercise of stock options                                   89,600            80,000                --
                                                                        -----------       -----------       -----------

                         Net cash provided by financial activities         (447,987)          551,030          (568,024)
                                                                        -----------       -----------       -----------

            Net increase (decrease) in cash                                (334,132)          414,294            (5,761)

            Cash at beginning of year                                       426,089            11,795            17,556
                                                                        -----------       -----------       -----------

            Cash at end of year                                         $    91,957           426,089            11,795
                                                                        ===========       ===========       ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

         3.1.1 Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant(Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

         3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1992).

         10.1 Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

         10.2 Supplemental Agreement between United Bank, the Registrant and Robert R. Jones III**.

         10.3 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)*.

         10.4 1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from Appendix A to the Registrant's definitive proxy statement dated April 10, 2000)*.

         21       Subsidiary of the Registrant.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED BANCORPORATION OF ALABAMA, INC.
                                    (Registrant)

                                    BY:      /s/ Robert R. Jones, III
                                        ----------------------------------------
                                        Robert R. Jones,III
                                        President and Chief Executive Officer
                                        March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                       CAPACITY IN WHICH SIGNED                       DATE

/s/ Robert R. Jones, III           President, Chief                        March 29, 2001
------------------------           Executive Officer, and
    Robert R. Jones, III           Director


/s/ Mitchell D. Staples            Treasurer                               March 29, 2001
------------------------           (principal financial and
    Mitchell D. Staples            principal accounting
                                   officer)

/s/ H. Leon Esneul                 Director                                March 29, 2001
------------------------
    H. Leon Esneul


/s/ David D. Swift                 Director                                March 29, 2001
------------------------
    David D. Swift


/s/ William J. Justice             Director                                March 29, 2001
------------------------
    William J. Justice

/s/ Bobby W. Sawyer                Director                                March 29, 2001
------------------------
    Bobby W. Sawyer


/s/  William C. Grissett           Director                                March 29, 2001
------------------------
     William C. Grissett

/s/  L. Walter Crim                Director                                March 29, 2001
------------------------
     L. Walter Crim

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 21            Subsidiary of the registrant