Form 10-Q
period 2001-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2001-05-15
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2001
                               ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2001.

                    Class A Common Stock.... 1,096,100 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                    PAGE
------------------------------                                                                    ----
Item 1.  Financial Statements

         Consolidated Balance Sheets                                                                3

         Consolidated Statements of Operations and Comprehensive Income                             4

         Consolidated Statements of Cash Flows                                                      5

         Notes to Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         7

Item 3.  Market Risk Disclosures                                                                   12

PART II - OTHER INFORMATION
---------------------------

Item 6. (a) Exhibits

        (b) Reports on Form 8-K

 ITEM 1.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                       March 31,        December 31,
                                                                         2001              2000
Assets
Cash and due from banks                                               $ 10,477,799       18,360,173
Federal funds sold                                                       3,215,000        2,000,000
                                                                      ------------     ------------
        Cash and cash equivalents                                       13,692,799       20,360,173

Interest bearing deposits with other
  financial institutions                                                      --               --
Securities available for sale (amortized cost of $54,245,419            55,135,724       46,844,251
    and 44,310,451 respectively)
Securities held to maturity (market values of $0                                 0       13,975,608
   and $14,011,852 respectively)
Loans                                                                  143,036,193      141,537,156
Less:  Unearned income                                                       1,248            2,548
             Allowance for loan losses                                   2,030,560        1,939,307
                                                                      ------------     ------------
        Net loans                                                      141,004,385      139,595,301

Premises and equipment, net                                              5,347,693        4,998,341
Interest receivable and other assets                                     4,693,265        5,712,921
                                                                      ------------     ------------
        Total assets                                                   219,873,866      231,486,595
                                                                      ============     ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                $ 30,714,558       30,020,542
  Interest bearing                                                     139,257,633      161,569,137
                                                                      ------------     ------------
        Total deposits                                                 169,972,191      191,589,679

Securities sold under agreements to repurchase                          12,546,021       10,666,554
Other borrowed funds                                                    13,868,467        5,889,148
Accrued expenses and other liabilities                                   2,316,358        3,236,741
                                                                      ------------     ------------
        Total liabilities                                              198,703,037      211,382,122


Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,158,281 and 1,156,881
  shares issued respectively                                                11,583           11,569

  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding.                                             0                0
  Preferred stock of $.01 par value. Authorized
  250,000 shares; -0- shares issued
  and outstanding.                                                               0                0
Surplus                                                                  5,027,757        4,994,477
Accumulated other comprehensive
  income                                                                   533,441            4,866
Retained earnings                                                       16,049,947       15,550,141
                                                                      ------------     ------------
                                                                        21,622,728       20,561,053
Less 62,181 and 62,649 treasury shares, at cost respectively               451,899          456,580
                                                                      ------------     ------------
         Total stockholders' equity                                     21,170,829       20,104,473
                                                                      ------------     ------------
         Total liabilities and stockholders' equity                    219,873,866      231,486,595
                                                                      ============     ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                          Three Months Ended
                                                                                March 31
                                                                          2001            2000
Interest income:
  Interest and fees on loans                                            3,331,818       3,026,569
  Interest on investment securities available for sale:
    Taxable                                                               634,440         578,538
    Nontaxable                                                            256,987         157,524
  Interest on investment securities held to maturity:
    Taxable                                                                     0          81,867
    Nontaxable                                                                  0         126,817
                                                                       ----------      ----------
   Total investment income                                                891,427         944,746
  Other interest income                                                   145,654         211,829
                                                                       ----------      ----------
      Total interest income                                             4,368,899       4,183,144

Interest expense:
  Interest on deposits                                                  1,960,742       1,684,546
  Interest on other borrowed funds                                        278,087         288,920
                                                                       ----------      ----------
      Total interest expense                                            2,238,829       1,973,466

      Net interest income                                               2,130,070       2,209,678

Provision for loan losses                                                 120,000         115,000
                                                                       ----------      ----------

      Net interest income after
        provision for loan losses                                       2,010,070       2,094,678

Noninterest income:
  Service charge on deposits                                              366,763         288,115
  Commission on credit life                                                11,867          12,957
  Investment securities gains and (losses), net                            65,671               0
  Other                                                                   130,081          84,037
                                                                       ----------      ----------
      Total noninterest income                                            574,382         385,109

Noninterest expense:
  Salaries and benefits                                                 1,026,690         992,555
  Net occupancy expense                                                   308,902         301,011
  Other                                                                   569,058         566,179
                                                                       ----------      ----------
      Total non-interest expense                                        1,904,650       1,859,745

      Earnings before income tax expense                                  679,802         620,042
Income tax expense                                                        179,997         163,037
                                                                       ----------      ----------
      Net earnings                                                        499,805         457,005
                                                                       ==========      ==========

Basic earnings per share                                               $     0.46      $     0.42
Diluted earnings per share                                             $     0.45      $     0.44
Basic weighted average shares outstanding                               1,095,189       1,089,032
                                                                       ==========      ==========
Diluted weighted average shares outstanding                             1,105,913       1,105,551
                                                                       ==========      ==========


Statement of Comprehensive Income

Net Income                                                                499,805         457,005

Other Comprehensive Income, net of tax:
      Unrealized holding (losses) arising during the period               572,500         (28,181)
      Cumulative effect of a change in accounting for investment
       securities (note 2)                                                 21,746
       Less: Reclassification adjustment for gains (losses)
             included in net income.                                       65,671            --
                                                                       ----------      ----------
Comprehensive income                                                    1,028,380         428,824
                                                                       ==========      ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                                     2001             2000
Operating Activities
 Net Income                                                                     $    499,805          457,005
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                         120,000          115,000
   Depreciation on Premises and Equipment                                            126,705          130,418
   Amortization of Investment Securities held to maturity                               --             11,293
   Amortization of Investment Securities Available for Sale                          (27,214)          22,188
   (Gain) Loss on Sale of Investment Securities Available for Sale                   (65,671)            --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                                 667,271          413,162
   Decrease in Accrued Expenses
    and Other Liabilities                                                           (920,382)      (1,111,585)
                                                                                 -----------      -----------
 Net Cash Provided (Used) by Operating Activities                                    400,514           37,481
                                                                                 -----------      -----------
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale                  5,080,187             --
  Proceeds From Maturities of Investment Securities held to maturity                    --            126,869
  Proceeds From Maturities of Investment Securities Available for Sale             4,878,001        1,589,208
  Purchases of Investment Securities held to maturity                                   --               --
  Purchases of Investment Securities Available for Sale                           (3,300,209)     (10,968,232)
  Net Increase in Loans                                                           (1,529,084)      (5,707,179)
  Purchases of Premises and Equipment                                               (476,057)         (54,942)
  Purchases of Other Real Estate                                                        --            (12,500)
  Proceeds From Sales of Other Real Estate                                              --             12,500
                                                                                 -----------      -----------
 Net Cash Used by Investing Activities                                             4,652,838      (15,014,276)
                                                                                 -----------      -----------
Financing Activities
  Net Increase in Deposits,                                                      (21,617,488)      (6,653,380)
 Net Increase in securities sold under
  agreement to repurchase                                                          1,879,467        1,483,698
  Proceeds from Sale of Treasury Stock                                                12,453             --
 Exercise of stock options                                                              --             44,000
 Proceeds from sale of common stock                                                   25,521           56,239
  Increase in Other Borrowed Funds                                                 7,979,320          119,505
                                                                                 -----------      -----------
 Net Cash (Used) Provided  by Financing Activities                               (11,720,727)      (4,949,938)
                                                                                 -----------      -----------
 Decrease  in Cash and Cash Equivalents                                           (6,667,374)     (19,926,733)
Cash and Cash Equivalents at Beginning of Period                                  20,360,173       32,957,090
                                                                                 -----------      -----------
Cash and Cash Equivalents at End of Period                                        13,692,799       13,030,357
                                                                                 ===========      ===========
Supplemental disclosures

Cash paid during the year for:
     Interest                                                                      1,806,543        1,758,604
                                                                                 ===========      ===========

     Income Taxes                                                                       --               --
                                                                                 ===========      ===========

Transfer of Held to Maturity to Available for Sale                                13,975,608             --
                                                                                 ===========      ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (unaudited)


Note 1  - General
This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation") and its wholly-owned subsidiary United Bank (the "Bank"). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


NOTE 2 - New Accounting Pronouncements


In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For United Bank, SFAS 133, as amended by SFAS No. 137 and SFAS 138, is effective January 1, 2001. Upon adoption of SFAS 133, management reclassified securities with a book value of $13,975,608 and a fair value of $14,011,852 from the held-to-maturity category to available-for-sale as permitted by the standard. This resulted in an increase to accumulated other comprehensive income of $21,746 net of corresponding deferred tax liability of $14,498. Otherwise, the adoption of SFAS 133 has had no impact on the financial statements of the Corporation.

NOTE 3 - Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2001 and 2000:


                                                                                          2001           2000
Diluted earnings per share:
   Weighted average common
shares
      Outstanding                                                                        1,095,189      1,089,032

   Effect of the assumed
exercise of stock

 Options based on the treasury stock
        method using average market price
                                                                                            10,724         16,519
                                                                                        ----------     ----------
Total weighted average common shares
    and potential common stock outstanding                                               1,105,913      1,105,551
                                                                                        ==========     ==========

NOTE 4 - Operating Segments

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment
- commercial banking.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide a comparative analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation") and its subsidiary for the three months ended March 31, 2000 and 2001. This review should be read in conjunction with the consolidated financial statements included in the Form 10-Q.

Summary

Net income after taxes for the three months ended March 31, 2001 increased $42,800, or 9.37%, as compared to the same period in 2000.

Net Interest Income

Total interest income increased by $185,755, or 4.44%, during the first quarter of 2001. Average interest-earning assets were $209,946,137 for the first quarter of 2001 as compared to $202,153,766 for the same period in 2000, an increase of $7,792,371 or 3.85%. The average rate earned in 2001 was 8.42% as compared to 8.32% in 2000, reflecting a continuing impact of the increase in rates by the Federal Reserve Board during the latter part of 2000. The net interest margin decreased to 4.09% for the first quarter of 2001, as compared to 4.40% for the same period in 2000. This decrease is attributed to the fact that liabilities have repriced faster than the earning assets. To the extent that interest earning assets reprice (e.g., variable rate loans) the Bank expects yields on earning assets to fall as a result of the Federal Reserve Board lowering interest rates during the first part of 2001.

Total interest expense increased by $265,363, or 13.45%, in 2001. The increase in interest expense is attributed primarily to the increase in the average rate paid during the first quarter of 2001. The average rate paid during the first quarter of 2001 was 5.20% as compared to 4.68% for the same period in 2000. This rate increase is due to the increase of CD rates in the 3rd and 4th quarter of 2000, resulting from increase in federal fund rates and the increase competition in certain new markets. Average interest bearing liabilities decreased to $163,944,640 in 2001, from $169,478,373 in 2000, a decrease of $5,533,733, or
3.26%.

Noninterest Income

Total noninterest income increased to $574,382 for the first quarter of 2001, as compared to $385,109 for the same period of 2000, an increase of $189,273, or 49.15%. This increase was caused primarily by three factors: 1) service charges on deposits increased $78,648, or 27.30%, due to among other things an increase in pricing on overdraft fees and 2) gains realized from the sale of investment securities of $65,671.

Noninterest Expense

Total noninterest expense increased $44,905 or 2.41% during the first quarter of 2001 primarily due to increased salaries and benefits of $34,135. Most of the increase can be contributed to a new branch opening which also attributed to an increase in occupancy expense of $7,891. The Bank expects to see an increase in occupancy expense as it continues to add new branches in 2001.

Income Taxes

Earnings before taxes for the first quarter of 2001 increased $42,800, or 9.36%, compared to the same period of 2000. Income tax expense increased to $179,997 in 2001 from $163,037 in 2000, an increase of $16,960, or 10.40% which resulted primarily from the increase of approximately $60,000 in earning before income tax expense. The effective tax rate increased from 26.29% to 26.47%.

Financial Condition and Liquidity

Total assets on March 31, 2001 decreased $11,612,728 or 5.02% as compared to December 31, 2000. This decrease was primarily caused by the loss of a public fund deposit. The bank was not awarded a bid and approximately $23,500,000 was withdrawn from the bank in March. This decrease was offset by liquidating certain securities and borrowing funds from the Federal Home Loan Bank. Management does not expect and has not incurred any liquidity problems as a result of the loss of the public fund account. Average total assets for the first quarter of 2001 were $226,766,841 as compared to $216,335,842 for the same period in 2000.

Loans

Net loans increased by $1,409,084 or 1.01% at March 31, 2001, from December 31, 2000. Most of this growth in loans occurred in the Baldwin County markets and was primarily in commercial real estate loans. The net loan to deposit ratio on March 31, 2001 was 82.98%, as compared to 72.27% on December 31, 2000. This increase was due to the decrease in deposits caused by the loss of public fund account discussed above.


Allowance and Provision for Loan Losses


The allowance for loan losses represents 1.42% of gross loans at March 31, 2001, as compared to 1.37% at year-end 2000. Loans on which the accrual of interest had been discontinued amounted to $730,881 at March 31, 2001, as compared to $386,213 at December 31, 2000. The majority of this increase is due to a business loan that was classified nonaccrual during the quarter.

The provision for loan losses increased to $120,000 for the first three months of 2001, as compared to $115,000 for the same period in 2000. Net charged-off loans for the first quarter of 2001 were $28,747, as compared to $48,477 net charge-offs in the first quarter of 2000.

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

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 2001 and December 31, 2000. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.


                                                             March       December
         Description                                         2001          2000
                                                            (Dollars in Thousands)
(A)      Loans accounted for on a                             $730        $386
         nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more as
         to interest or principal payments
         (excluding balances included in
         (A) above).                                            11          14

(C)      Loans, the term of which have been
         renegotiated to provide a reduction or
         deferral of interest or principal because of
         a deterioration in the financial position of
         the borrower.                                          59          69

(D)      Other non-performing assets                           141         123

Investment Securities

The investment securities available for sale increased by $8,291,473 or 21.67% in the first quarter of 2001, from December 31, 2000. This increase is attributed to purchases and the adoption of SFAS 133 and the reclassification of all held to maturity securities to available for sale. Total securities decreased due to the sale of securities to help offset the loss of the public fund account discussed above.

Premises and Equipment

Premises and equipment increased $349,000 during the first quarter of 2001 due to the opening of a new branch and the purchasing of new computer equipment to begin the process of performing computer processing of daily operating activity in house.

Deposits

Total deposits decreased $21,617,488, or 11.82%, at March 31, 2001, from December 31, 2000. Non-interest bearing deposits increased $694,016 or 2.3% at quarter end from the year-end total. Interest bearing deposits decreased $22,311,504, or 13.81%, at March 31, 2001, from December 31, 2000. The decreases in deposits were the result of the loss of the public fund account mentioned above. Average total deposits for the first quarter of 2001 were $184,177,956, as compared to $177,040,079 for the same period in 2000.

Other Borrowed Funds

As mentioned above, the Bank borrowed an additional $8,000,000 in Federal Home Loan Bank advances at various terms with a weighted average interest rate of 5.09%.

Capital Adequacy

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 2001, was $21,170,829, an increase of $1,066,356, or 5.30%, from $20,104,473 at year-end
2000.

Primary capital to total assets at March 31, 2001, was 9.63%, as compared to 8.68% at year-end 2000. Total capital and allowances for loan losses to total assets at March 31, 2001 were 10.55%, as compared to 9.52% at December 31, 2000. This increase in capital ratio is due to the shrinkage of the assets of the bank from the loss of the public fund account. The Corporation had risk based capital of $22,579,000, or 14.58%, at March 31, 2001, as compared to $21,992,000, or
14.62%, at year end 2000. The minimum total capital requirement is 8.00%. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but the growth into new markets may require the Bank to access external funding sources.

Item 3. Market Risk Disclosures

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risk, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Interest rate risk could potentially have the largest material effect on the Bank's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk, generally do not arise in the Bank's normal course of business activities to any significant extent.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of March 31, 2001. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                               CHANGE IN        CHANGE IN
          CHANGE IN            MARKET          MARKET           MARKET
          INTEREST RATES       VALUE           VALUE            VALUE
          (BASIS POINTS)       EQUITY          EQUITY           EQUITY(%)
          --------------       ------          ------           ------
                 300           20,502          (6,229)             (23)
                 200           22,428          (4,303)             (16)
                 100           24,497          (2,234)            (8.0)
                   0           26,731               0                0
                (100)          29,153           2,422                9
                (200)          31,791           5,060               19
                (300)          34,681           7,950               30


The preceding table indicates that at March 31, 2001, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. The recent growth in loans and loss of the public fund account have caused the Corporation to become more liability sensitive over the period of a year, but the net interest margin remains stable in all interest rate environments tested.

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

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------


         (a) The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 9, 2001.

         (b) The following nominees were re-elected as Directors of the Corporation, to serve until the 2004 Annual Meeting of Stockholders, by the votes indicated:

                            Nominee                      For              Against
                  --------------------------         -----------      ---------------
                  David P. Swift                     690,102               27,520
                  William C. Grissett                717,622                 -0-


                  The Directors of the Corporation whose terms of office continued after the 2001 Annual Meeting are as follows:

                                                                            To Serve Until the Annual
                            Director                                    Meeting of Stockholders in the year
                  ----------------------------                          -----------------------------------
                  Robert R. Jones III                                          2002
                  Bobby W. Sawyer                                              2002
                  L. Walter Crim                                               2003
                  H. Leon Esneul                                               2003
                  William J. Justice                                           2003



Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------


         (A)      Exhibits. None

         (B) During the quarter ended March 31, 2001, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED BANCORPORATION OF
ALABAMA, INC.


Dated:  May 14, 2001                      /s/Robert R. Jones III
        ------------                      ----------------------
                                          Robert R. Jones, III
                                          President