Form 10-Q
period 2001-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2001-08-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      June 30, 2001
                               -----------------------

Commission file number      2-78572
                       ------------------



                     UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                 63-0833573
      -------------------------------          ---------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)



200 East Nashville Avenue, Atmore, Alabama                36502
------------------------------------------            --------------
(Address of principal executive offices)                (Zip Code)



                                 (334) 368-2525
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001.

                    Class A Common Stock.... 1,158,281 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2001


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

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



Item 1.




                                                                      June 30,       December 31,
                                                                       2001             2000
                                                                     Unaudited         Audited
Assets
Cash and due from banks                                             $ 11,921,811      18,360,173
Federal funds sold                                                             0       2,000,000
                                                                    ------------    ------------
      Cash and cash equivalents                                       11,921,811      20,360,173

Securities available for sale (amortized cost of $45,075,812          45,668,331      46,844,251
    and 46,836,142 respectively)
Investment securities (fair values of $0                                       0      13,975,608
   and $14,011,852, respectively)
Loans                                                                146,533,130     141,537,156
Less:  Unearned income                                                       748           2,548
         Allowance for loan losses                                     1,948,659       1,939,307
                                                                    ------------    ------------
           Net loans                                                 144,583,723     139,595,301


Premises and equipment, net                                            5,439,459       4,998,341
Interest receivable and other assets                                   5,906,239       5,712,921
                                                                    ------------    ------------
           Total assets                                              213,519,563     231,486,595
                                                                    ============    ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                              $ 28,128,024      30,020,542
  Interest bearing                                                   141,002,375     161,569,137
                                                                    ------------    ------------
           Total deposits                                            169,130,399     191,589,679

Securities sold under agreements to repurchase                        12,769,097      10,666,554
Other borrowed funds                                                   7,312,758       5,889,148
Accrued expenses and other liabilities                                 3,081,045       3,236,741
                                                                    ------------    ------------
           Total liabilities                                         192,293,299     211,382,122

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,158,281 and 1,156,881 respectively
  shares issued and outstanding                                           11,583          11,569
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                            0               0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                              0               0
Surplus                                                                5,030,877       4,994,477
Accumulated other comprehensive
  income                                                                 342,947           4,866
Retained earnings                                                     16,292,756      15,550,141
                                                                    ------------    ------------
                                                                      21,678,163      20,561,053
Less 62,1881 and 62,649 treasury shares, at cost                         451,900         456,580
                                                                    ------------    ------------
         Total stockholders' equity                                   21,226,263      20,104,473
                                                                    ------------    ------------
         Total liabilities and stockholders' equity                  213,519,563     231,486,595
                                                                    ============    ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                 STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)




                                                                       Three Months Ended             Six Months Ended
                                                                             June 30                      June 30

                                                                        2001          2000           2001           2000
                                                                    -----------    -----------    -----------    -----------
Interest income:
  Interest and fees on loans                                          3,301,160      3,150,446      6,632,978      6,177,015
  Interest on investment securities Available for Sale:
    Taxable                                                             497,290        618,331      1,131,730      1,196,869
    Nontaxable                                                          248,011        174,810        504,998        332,334
  Interest on investment securities Held to Maturity:
    Taxable                                                                  --         80,737              0        162,604
    Nontaxable                                                               --        125,267              0        252,084
                                                                    -----------    -----------    -----------    -----------
   Total investment income                                              745,301        999,145      1,636,728      1,943,891
  Other interest income                                                  31,096         83,251        176,750        295,080
                                                                    -----------    -----------    -----------    -----------
      Total interest income                                           4,077,557      4,232,842      8,446,456      8,415,986

Interest expense:
  Interest on deposits                                                1,700,955      1,748,881      3,661,697      3,433,427
  Interest on other borrowed funds                                      231,131        282,364        509,218        571,284
                                                                    -----------    -----------    -----------    -----------
      Total interest expense                                          1,932,086      2,031,245      4,170,915      4,004,711

      Net interest income                                             2,145,471      2,201,597      4,275,541      4,411,275

Provision for loan losses                                               120,000        120,000        240,000        235,000
                                                                    -----------    -----------    -----------    -----------

      Net interest income after
        provision for loan losses                                     2,025,471      2,081,597      4,035,541      4,176,275

Noninterest income:
  Service charge on deposits                                            403,282        288,474        770,045        576,589
  Commission on credit life                                              17,476          8,548         29,343         21,505
  Investment securities gains and losses, net                           106,829             --        172,500             --
  Other                                                                 100,996         84,396        231,077        168,433
                                                                    -----------    -----------    -----------    -----------
      Total noninterest income                                          628,583        381,418      1,202,965        751,951

Noninterest expense:
  Salaries and benefits                                               1,082,552        957,208      2,109,242      1,949,763
  Net occupancy expense                                                 341,693        333,612        650,595        634,623
  Other                                                                 548,443        559,897      1,117,501      1,126,076
                                                                    -----------    -----------    -----------    -----------
      Total non-interest expense                                      1,972,688      1,850,717      3,877,338      3,710,462

      Earnings before income tax expense                                681,366        612,298      1,361,168      1,232,340
Income tax expense                                                      164,533        160,052        344,530        323,089
                                                                    -----------    -----------    -----------    -----------
      Net earnings                                                      516,833        452,246      1,016,638        909,251
                                                                    ===========    ===========    ===========    ===========

Basic earnings per share (Note 3)                                   $      0.47    $      0.41    $      0.93    $      0.83
Diluted earnings per share (Note 3)                                 $      0.47    $      0.41    $      0.92    $      0.83
Basic weighted average shares outstanding                             1,096,100      1,091,565      1,095,644      1,090,298
                                                                    ===========    ===========    ===========    ===========
Diluted weighted average shares outstanding                           1,107,740      1,101,927      1,106,626      1,101,311
                                                                    ===========    ===========    ===========    ===========

Statement of Comprehensive Income

Net Income                                                              516,833        452,246      1,016,638        909,251

Other Comprehensive Income, net of tax:
     Unrealized Holding gains (losses) arising during the period        254,590        120,462        441,581         92,280
     Less:  Reclassification adjustment for gains (losses)
                 included in net income                                  64,097             --        103,500             --
                                                                    -----------    -----------    -----------    -----------
Comprehensive income                                                    707,326        572,708      1,354,719      1,001,531
                                                                    ===========    ===========    ===========    ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)




                                                                               2001              2000
                                                                             Unaudited         Unaudited
Operating Activities
 Net Income                                                                $  1,016,638          909,251
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                    240,000          235,000
   Depreciation on Premises and Equipment                                       263,923          257,122
   Amortization of Investment Securities held to maturity                            --           21,949
   (Accretion) Amortization of Investment Securities Available for Sale         (14,159)          35,788
   Gain on Sale of Investment Securities Available for Sale                    (172,500)              --
   Increase in Interest Receivable
    and Other Assets                                                           (121,318)        (158,286)
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                      (381,084)         120,484
  Compensation expenses recognized under - stock option plan                      6,240           22,880
                                                                           ------------     ------------
 Net Cash Provided  by Operating Activities                                     837,740        1,444,188
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale             9,442,622               --
  Proceeds From Maturities of Investment Securities held to maturity                 --          274,624
  Proceeds From Maturities of Investment Securities Available for Sale        9,759,244        3,053,370
  Purchases of Investment Securities Available for Sale                      (3,300,209)     (11,635,177)
  Net Increase in Loans                                                      (5,228,422)     (10,304,898)
  Purchases of Premises and Equipment                                          (705,041)         (61,014)
  Purchases of Other Real Estate                                                (72,000)         (12,500)
  Proceeds From Sales of Other Real Estate                                           --           12,500
                                                                           ------------     ------------
 Net Cash Provided (Used) by Investing Activities                             9,896,195      (18,673,095)
                                                                           ------------     ------------
Financing Activities
  Net Decrease  in Deposits                                                 (22,459,280)      (6,108,515)
 Net Increase in securities sold under
  agreement to repurchase                                                     2,102,543        1,053,685
  Exercise of stock options                                                      22,400           44,000
  Proceeds from sale of common stock                                                 --           57,599
  Proceeds from sale of treasury stock                                           12,453           19,714
  Cash Dividends                                                               (274,025)        (273,058)
  Increase (Decrease) in Other Borrowed Funds                                 1,423,612         (821,102)
                                                                           ------------     ------------
 Net Cash Provided  by Financing Activities                                 (19,172,297)      (6,027,677)
                                                                           ------------     ------------
 Decrease  in Cash and Cash Equivalents                                      (8,438,362)     (23,256,584)
Cash and Cash Equivalents at Beginning of Period                             20,360,173       32,957,090
                                                                           ------------     ------------
Cash and Cash Equivalents at End of Period                                   11,921,811        9,700,506
                                                                           ============     ============

Supplemental disclosures

 Cash paid during the year for:
     Interest                                                                 4,382,025        3,868,062
                                                                           ============     ============

     Income Taxes                                                               381,000          352,263
                                                                           ============     ============

    Transfer of Held to Maturity to Available for Sale                       13,975,608               --
                                                                           ============     ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

NOTE 1 - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation") and its wholly-owned subsidiary, United Bank. (the "Bank"). In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations and comprehensive income and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (`FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For United Bank, Statement 133, as amended by Statements Nos. 137 and 138, was effective January 1, 2001. Upon adoption of Statement 133, management reclassified securities with a book value of $13,975,608 and a fair value of $14,011,852 from the held-to-maturity category to available-for-sale as permitted by the standard. This resulted in an increase to accumulated other comprehensive income of $21,746, which was net of corresponding deferred tax liability of $14,498. Otherwise, the adoption of Statement 133 has had no impact on the consolidated financial statements of the Corporation.

In September 2000, FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, Statement 140 has had no impact on the consolidated financial statements of the Corporation.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Corporation is required to adopt the provision of Statement No. 141 effective immediately and Statement 142 effective January 1, 2002. The Corporation does not currently have any goodwill capitalized on its balance sheet. Accordingly, the Company currently does not expect the adoption of Statements 141 and 142 to have an impact on the consolidated financial statements of the Corporation.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When liability is initially recorded, the entity must capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of Statement 143 for fiscal years beginning after June 15, 2002. The Corporation is currently assessing whether Statement 143 will have an impact on its consolidated financial statements.

In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 102, (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the Commission staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB 102 does not change any of the accounting profession's existing rules on accounting for loan loss provision or allowances. Rather, the SAB draws upon existing guidance, in Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain views of the Commission staff on applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB 102 is effective immediately. The Company does not expect SAB 102 to have a significant impact on its financial statements.



NOTE 3 - Net Income per Share


Presented below is a summary of the components used to calculate diluted earnings per share for the three month and six months ended June 30, 2001 and 2000.


                                                                        Three months                     Six months
                                                                       ended June 30,                   ended June 30
                                                            2001            2000            2001             2000

Weighted average common shares outstanding                1,096,100       1,091,565       1,095,644       1,090,298
Net effect of the assumed exercise of stock options
based on the treasury stock method using average
market price for the quarter                                 11,640          10,362          10,982          11,013
Total weighted average common shares and potential
common stock outstanding                                  1,107,740       1,101,927       1,106,626       1,101,311

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 2001, and 2000, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Six Months ended June 30, 2001 and 2000, Compared

Summary

Net income for the six months ended June 30, 2001, increased $107,387, or 11.81%, as compared to the same period in 2000. This is primarily driven by noninterest income.

Net Interest Income

Total interest income decreased $30,470, or 0.36%, in 2001. Average interest-earning assets were $204,643,251 for the first six months of 2001, as compared to $205,667,184 for the same period in 2000, an increase of $1,023,933, or 0.50%. The average rate earned in 2001 was 8.31% as compared to 8.36% in 2000, reflecting the falling interest rate environment during the first half of 2001.

Total interest expense increased by $166,204, or 4.15%, in 2001, when compared to the same period in 2000. This rise in interest expense can be attributed primarily to higher interest rates paid in 2000 on slow repricing deposits. and a slight increase in interest bearing liabilities. Average interest bearing liabilities increased to $168,467,495 in 2001 from $168,128,009 in 2000, an increase of $339,486, or 0.20%. The average rate paid rose to 5.00% in 2001, as compared to 4.79% in 2000.

Net interest margin decreased to 4.20% for the first six months of 2001 as compared to 4.38% for the same period in 2000. The higher interest rates in the past year influenced depositors to lock in higher rates on certificates of deposit for longer periods therefore the certificates have not repriced as fast as the loan portfolio causing a reduction in net interest margin.

Noninterest Income

Total noninterest income increased $451,014 or 59.98%, for the first six months of 2001. Gains on sale of investments increased, $172,500 in 2001. Service charges on deposits increased $193,456, or 33.55%, for the first six months. Commissions on credit life insurance increased $7,838 in 2001, or 36.45%. Other income increased during the first six months of 2001 by $62,644 or 37.19%.

Noninterest Expense

Total noninterest expense increased $166,876, or 4.50%, during the first six months of 2001. Salaries and benefits increased $159,479 or 8.18%, in the first six months of 2001. The increase in salaries is a result of full time equivalent employees increasing 8.04%. Occupancy expense increased $15,972, or 2.51% in the first six months of 2001, due to the opening of new offices. Other expenses decreased $8,575, or .76%, during the first six months of 2001.

Provision for Loan Losses

The provision for loan losses increased to $240,000 for the first six months of 2001 as compared to $235,000 for the same period in 2000. This increase is due to the loan growth of $4,988,422 in the first six months of 2001 as compared to 2000.

Income Taxes

Earnings before taxes for the first six months of 2001 increased $128,828, or 10.45%, over the same period in 2000. Income tax expense increased $21,441, or 6.64%, for the first six months of 2001. The effective tax rate decreased from 26.22% to 25.31%.

Three Months Ended June 30, 2001, and 2000, Compared

Summary

Net income for the three months ended June 30, 2001 increased $64,587, or 14.28%. This increase is primarily due to noninterest income.

Net Interest Income

Total interest income decreased $155,285 or 3.67% for the second quarter of 2001. this decrease is due to the reduction of interest income form securities that were sold for gains to help fund the loss of public funds. Average interest earning assets decreased to $199,032,647 in 2001, from $202,868,359 in 2000, a decrease of $3,835,712, or 1.89%. Interest and fees on loans increased $150,694, or 4.78%, in 2001. The average rate earned on interest earning assets during the second quarter of 2001 was 8.04%, as compared to 8.39% for the same period in 2000. Therefore, the decrease in interest earned is due to the decrease in earning assets and also by and decrease in interest rates.

Total interest expense decreased by $99,159, or 4.88%, for the second quarter of 2001. Average interest-bearing liabilities for the second quarter of 2001 were $162,421,216 as compared to $166,779,318 for the same period in 2000, a decrease of $4,358,102, or 2.684%. During this same period the average rate paid on interest bearing liabilities decreased from 4.90% in 2000 to 4.77% in 2001. The net interest margin decreased to 4.24% for the second quarter of 2001, as compared to 4.37% for the same period in 2000.

Provision for Loan Losses

The provision for loan losses remained at $120,000 for the second quarter of 2001.

Noninterest Income

Total noninterest income increased $247,165, or 64.80%, for the second quarter of 2001. Noninterest income increased by $140,336 or 36.79% when adjusted for investment securities gains. Service charges on deposits increased $114,808, or 39.80%, in 2001. Commissions on credit life insurance increased $8,928, or 104.45%, for the second quarter of 2001. Other income increased during the second quarter of 2001 by $16,600, or 19.67%.

Noninterest Expense

Total noninterest expense increased $121,971, or 6.59%, during the second quarter of 2001. Salaries and benefits increased $125,344, or 13.09%, in 2001. The increase can be attributed to the opening of two new facilities in Baldwin County. Occupancy expense increased $8,081, or 2.42%, in 2001. Other expenses decreased $11,454 during the second quarter of 2001.

Income Taxes

Earnings before taxes for the second quarter of 2001 increased by $69,068, or 11.28%. Income taxes increased $4,481, or 2.80%, in the second quarter of 2001.


Financial Condition and Liquidity

Total assets on June 30, 2001, decreased $17,967,032, or 7.76% from December 31, 2000. This decrease is due to the Bank's loss of a $20,000,000 public deposit that it had previously held. Average total assets for the first six months of 2001 were $220,996,756. The loan (net of allowance) to deposit ratio on June 30, 2001, excluding bankers acceptances and commercial paper, was 85.49% as compared to 72.86% on December 31, 2000.

Fed Funds Sold decreased $2,000,000, or 100.00%, as of June 30, 2001. This decrease is due to the normal fluctuation of funds in the markets that the Bank serves.

Allowance for Loan Losses

The allowance for possible loan losses represents 1.33% of gross loans at June 30, 2001, as compared to 1.37% at year-end 2000. This decrease was due primarily to the Banks charging off loans in 2001 which were included in the allowance for loan loss calculation in prior periods. Loans on which the accrual of interest had been discontinued has risen to $1,600,740 at June 30, 2001, as compared to $386,213 at December 31, 2000. The increase is primarily due to three borrowers that have been placed in non-accrual status. These loans are closely monitored by management and management believes these loans are appropriately reserved for at June 30, 2001.

Net charged-off loans for the first six months of 2001 were $230,649, as compared to $115,159 for the same period in 2000. Bank management believes that potential nonperforming the problem loans have been identified and will be managed to minimize further charge offs.

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

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, non-accrual, delinquent loans and general economic environment in the Corporation's markets.

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



Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 2001 and December 31, 2000. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.



                                                 June 30           December 31
          Description                               2001                  2000
                                                         (Dollars in Thousands)
(A)   Loans accounted for on
      a nonaccrual basis                      $      1,600       $        386

(B)   Loans which are contractually
      past due ninety days or more
      as to interest or principal
      payments (excluding balances
      included in (A) above)                            10                 14

(C)   Loans, the terms of which have
      been renegotiated to provide a
      reduction or deferral of interest
      or principal because of a
      deterioration in the financial
      position of the borrower                          59                 69

(D)   Other non-performing assets                      195                123


The increase in other non-performing assets was due to the foreclosure on a piece of real estate for $72,000.

Investment Securities

Total investments have decreased $15,151,528 to help fund the loss of the public funds and to provide loan funding. Loans increased $4,988,422, primarily as the result of new commercial real estate loans in the Baldwin County market.

Deposits

Total deposits decreased $22,459,280, or 11.72%, at June 30, 2001. The decrease was caused by the loss of the public funds mentioned above and the decrease in the public tax accounts at December 31, 2000. These two accounts totaled approximately $27,000,000 at December 31, 2000 and at June 30, 2001 totaled less than $500,000. Except for the decrease resulting from these two accounts deposits would have increased approximately $4,500,000 or 3.50%. Noninterest bearing deposits increased $1,892,518 at June 30, 2001. Interest bearing deposits, excluding the effect of the public funds decrease, increased approximately $6,500,000 at June 30, 2001.

Capital Adequacy

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 2001, was $21,226,263, an increase of $1,121,790, or 5.58%. This increase is primarily due to current period earnings, together with the unrecognized gains on securities held for sale and the sale of stock upon the exercise of options, less dividends declared.

Primary capital to total assets at June 30, 2001, was 9.94%, as compared to 8.68% at year-end 2000. Total capital and allowances for loan losses to total assets at June 30, 2001, was 10.85%, as compared to 9.52% at December 31, 2000. The Corporation's risk based capital was $22,832,000, or 14.42%, at June 30, 2001, as compared to $20,992,000, or 14.62%, at year end 2000 compared to the minimum requirement of 8.00%. Based on management's projection, internal generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but the continual growth into new markets may require the Bank to access external funding sources. There can be no assurance that such funding source will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of June 30, 2001. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.


                                            CHANGE IN     CHANGE IN
            CHANGE IN           MARKET       MARKET        MARKET
          INTEREST RATES        VALUE        VALUE          VALUE
          (BASIS POINTS)        EQUITY       EQUITY        EQUITY (%)
          --------------        ------      ---------     ----------

               300              25,020           675           2
               200              25,573         1,228           5
               100              25,484         1,139           5
                 0              24,345             0           0
              (100)             25,551         1,206           5
              (200)             25,911         1,566           6
              (300)             26,382         2,037           8

The preceding table indicates that at June 30, 2001, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. The recent growth in loans and the loss of the public fund account have caused the caused the Corporation to become more liability sensitive over the period of a year, but the net interest margin remains stable in all interest rate environments tested.

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

                          PART II -- OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders.

                  (a) A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 9, 2001 was reported under Item 4 form 10-Q of the Corporation's Form 10-Q for the quarter ended March 31 2001, and is incorporated by reference herein.


         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           10.4 Supplemental Compensation and Amendment
                           Agreement made as of the 1st day of January, 2001 by and between United Bank and Robert R. Jones III*

                           *Management contract or compensatory plan of arrangement

                  (b) During the quarter ended June 30, 2001 the Corporation did not file a Form 8-K Current Report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANCORPORATION OF ALABAMA, INC.



Date:   August 13, 2001                 /s/Robert R. Jones III
                                        Robert R. Jones III
                                        President and CEO

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.4              Supplemental Compensation and Amendment Agreement made as of the 1st day of January, 2001 by and between United Bank and
                  Robert R. Jones III*