Form 10-Q
period 2001-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2001-11-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      September 30, 2001
                               ----------------------------

Commission file number      2-78572
                       ------------------



                     UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                               63-0833573
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



         200 East Nashville Avenue, Atmore, Alabama               36502
         -----------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001.

                    Class A Common Stock.... 1,158,281 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001


                                      INDEX



                                                                                             PAGE
                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                                                 3

          Condensed Consolidated Statements of Earnings                                         4

          Consolidated Statements of Cash Flows                                                 5

          Notes to Consolidated Financial Statements                                            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   9


PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders                                  17

Item 6.   Exhibits and Reports on Form 8-K                                                     17

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Part I - Financial Information
Item 1.

                                                                  September 30,     December 31,
                                                                       2001             2000
                                                                  --------------   --------------
Assets
Cash and due from banks                                           $   11,900,384       18,360,173
Federal funds sold                                                       900,000        2,000,000
                                                                  --------------   --------------
              Cash and cash equivalents                               12,800,384       20,360,173
Securities available for sale, at fair value,
   (amortized cost of $42,906,016 and $46,836,142 respectively)       44,043,873       46,844,251
Investment securities (fair values of $0
   and $14,011,852, respectively)                                              0       13,975,608

Loans                                                                151,099,727      141,537,156
Less: Unearned income                                                          0            2,548
      Allowance for loan losses                                        1,963,396        1,939,307
                                                                  --------------   --------------
              Net loans                                              149,136,331      139,595,301

Premises and equipment, net                                            5,637,151        4,998,341
Interest receivable and other assets                                   4,903,203        5,712,921
                                                                  --------------   --------------
              Total assets                                        $  216,520,942      231,486,595
                                                                  ==============   ==============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                            $   30,681,610       30,020,542
  Interest bearing                                                   144,020,439      161,569,137
                                                                  --------------   --------------
              Total deposits                                         174,702,049      191,589,679

Securities sold under agreements to repurchase                         9,736,697       10,666,554
Other borrowed funds                                                   7,412,100        5,889,148
Accrued expenses and other liabilities                                 2,606,456        3,236,741
                                                                  --------------   --------------
              Total liabilities                                      194,457,302      211,382,122

Stockholders' equity:
  Class A common stock. Authorized 5,000,000
  shares of $.01 par value; 1,158,281 and 1,156,881
  shares issued and outstanding                                           11,583           11,569
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                            0                0
  Preferred stock of $.01 par value. Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                              0                0
Surplus                                                                5,033,997        4,994,477

Accumulated other comprehensive                                          682,713            4,866
Retained earnings                                                     16,787,247       15,550,141
                                                                  --------------   --------------
                                                                      22,515,540       20,561,053
Less 62,181 and 62,649 treasury shares, at cost                          451,900          456,580
                                                                  --------------   --------------
         Total stockholders' equity                                   22,063,640       20,104,473
                                                                  --------------   --------------
         Total liabilities and stockholders' equity               $  216,520,942      231,486,595
                                                                  ==============   ==============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30                  September 30
                                                              2001           2000           2001           2000
                                                          ------------   ------------   ------------   ------------
Interest income:
  Interest and fees on loans                              $  3,280,845      3,378,869      9,913,823      9,555,884
  Interest on investment securities available for sale:
    Taxable                                                    407,998        573,848      1,539,728      1,770,717
    Nontaxable                                                 221,600        172,888        726,598        505,222
  Interest on investment securities held to maturity:
    Taxable                                                          0         79,013              0        241,617
    Nontaxable                                                       0        118,910              0        370,994
                                                          ------------   ------------   ------------   ------------
   Total investment income                                     629,598        944,659      2,266,326      2,888,550
  Other interest income                                         59,734         83,073        236,484        378,153
                                                          ------------   ------------   ------------   ------------
      Total interest income                                  3,970,177      4,406,601     12,416,633     12,822,587

Interest expense:
  Interest on deposits                                       1,575,440      1,923,897      5,237,137      5,357,324
  Interest on other borrowed funds                             180,850        297,896        690,068        869,180
                                                          ------------   ------------   ------------   ------------
      Total interest expense                                 1,756,290      2,221,793      5,927,205      6,226,504

      Net interest income                                    2,213,887      2,184,808      6,489,428      6,596,083

Provision for loan losses                                      120,000        120,000        360,000        355,000
                                                          ------------   ------------   ------------   ------------

      Net interest income after
        provision for loan losses                            2,093,887      2,064,808      6,129,428      6,241,083

Noninterest income:
  Service charge on deposits                                   431,519        315,151      1,201,564        891,740
  Commission on credit life                                     16,232          7,188         45,575         28,693
  Investment securities gains and losses, net                        0         34,725        172,500         34,725
  Other                                                         92,731         63,391        323,808        231,824
                                                          ------------   ------------   ------------   ------------
      Total noninterest income                                 540,482        420,455      1,743,447      1,186,982

Noninterest expense:
  Salaries and benefits                                      1,067,198      1,003,784      3,176,440      2,953,547
  Net occupancy expense                                        339,147        325,430        989,742        960,053
  Other                                                        549,484        466,730      1,666,985      1,592,806
                                                          ------------   ------------   ------------   ------------
      Total non-interest expense                             1,955,829      1,795,944      5,833,167      5,506,406

      Earnings before income tax expense                       678,540        689,319      2,039,709      1,921,659
Income tax expense                                             184,061        164,740        528,591        487,829
                                                          ------------   ------------   ------------   ------------
      Net earnings                                        $    494,479        524,579      1,511,118      1,433,830
                                                          ============   ============   ============   ============

Basic earnings per share                                  $       0.45           0.48           1.38           1.31
Diluted earnings per share                                $       0.45           0.48           1.37           1.30
Basic weighted average shares outstanding                    1,096,100      1,094,937      1,095,797      1,091,363
                                                          ============   ============   ============   ============
Diluted weighted average shares outstanding                  1,102,096      1,102,079      1,101,123      1,103,413
                                                          ============   ============   ============   ============


Statement of Comprehensive Income

Net Income                                                $    494,479        524,579      1,511,118      1,433,830

Other comprehensive income, net of tax:
     Unrealized holding gains arising during the period        339,766        229,967        781,347        322,247
     Less:  Reclassification adjustment for gains
                 included in net income                              0         20,835        103,500         20,835
                                                          ------------   ------------   ------------   ------------
Comprehensive income                                      $    834,245        733,711      2,188,965      1,735,242
                                                          ============   ============   ============   ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine Months Ended
                                                                              2001            2000
Operating Activities
 Net Income                                                               $  1,511,118       1,433,830
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                   360,000         355,000
   Depreciation on Premises and Equipment                                      406,741         383,827
   Amortization of Investment Securities held to maturity                           --          29,671
   (Accretion) Amortization of Investment Securities Available for Sale        (13,941)         47,879
   Gain on Sale of Investment Securities Available for Sale                   (172,500)        (34,725)
   Increase in Interest Receivable and Other Assets                            881,718        (188,301)
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                   (1,082,185)       (303,145)
  Compensation expenses recognized under stock option plan                        9,360          34,350
                                                                          ------------    ------------
 Net Cash Provided by Operating Activities                                   1,900,311       1,758,386
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale            9,270,122       4,627,751
  Proceeds From Maturities of Investment Securities held to maturity                 0       1,139,986
  Proceeds From Maturities of Investment Securities Available for Sale      14,897,126       5,458,841
  Purchases of Investment Securities Available for Sale                     (6,075,073)    (13,985,142)
  Net Increase in Loans                                                     (9,901,030)    (17,743,902)
  Purchases of Premises and Equipment                                       (1,045,551)       (274,636)
  Purchases of Other Real Estate                                               (72,000)              0
                                                                          ------------    ------------
 Net Cash Provided (Used) by Investing Activities                            7,073,595     (20,777,102)
Financing Activities
  Net Decrease in Deposits                                                 (16,887,630)     (4,556,936)
 Net Increase in securities sold under
  agreement to repurchase                                                     (929,857)      1,458,478
  Exercise of stock options                                                     30,184          73,600
  Proceeds from sale of common stock                                                 0          44,000
  Proceeds from sale of treasury stock                                           4,681          19,714
  Cash Dividends                                                              (274,025)       (273,058)
  Increase (Decrease) in Other Borrowed Funds                                1,522,953       2,578,160
                                                                          ------------    ------------
 Net Cash Provided by Financing Activities                                 (16,533,694)       (656,042)
                                                                          ------------    ------------
 Decrease in Cash and Cash Equivalents                                      (7,559,789)    (19,674,758)
Cash and Cash Equivalents at Beginning of Period                            20,360,173      32,957,090
                                                                          ------------    ------------
Cash and Cash Equivalents at End of Period                                $ 12,800,384      13,282,332
                                                                          ============    ============
Supplemental disclosures

 Cash paid during the year for:
     Interest                                                            $  6,319,171      5,900,750
                                                                         ============   ============

     Income Taxes                                                        $    581,000        512,263
                                                                         ============   ============

    Transfer of Securities from Held to Maturity to Available for Sale   $ 13,975,608              0
                                                                         ============   ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

               Notes to Interim Consolidated Financial Statements

NOTE 1 - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation") and its wholly-owned subsidiary United Bank. (the "Bank"). In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations and comprehensive income and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For the Bank, Statement 133, as amended by Statements Nos. 137 and 138, was effective January 1, 2001. Upon adoption of Statement 133, management reclassified securities with a book value of $13,975,608 and a fair value of $14,011,852 from the held-to-maturity category to available-for-sale as permitted by the standard. This resulted in an increase to accumulated other comprehensive income of $21,746, which was net of corresponding deferred tax liability of $14,498. Otherwise, the adoption of Statement 133 has had no impact on the consolidated financial statements of the Corporation.

In September 2000, FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of Corporations activities, Statement 140 has had no impact on the consolidated financial statements of the Corporation.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Corporation is required to adopt the provision of Statement No. 141 effective immediately and Statement 142 effective January 1, 2002. The Corporation does not currently have any goodwill capitalized on its balance sheet. Accordingly, the Company currently does not expect the adoption of Statements 141 and 142 to have an impact on the consolidated financial statements of the Corporation.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When liability is initially recorded, the entity must capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of Statement 143 for fiscal years beginning after September 15, 2002. The Corporation is currently assessing whether Statement 143 will have an impact on its consolidated financial statements.

In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 102 (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the Commission staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB 102 does not change any of the accounting profession's existing rules on accounting for loan loss provision or allowances. Rather, the SAB draws upon existing guidance, in Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain views of the Commission staff on applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB 102 is effective immediately. The Company does not expect SAB 102 to have a significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with

Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


NOTE 3 - Net Income per Share


Presented below is a summary of the components used to calculate diluted earnings per share for the three month and nine months ended September 30, 2001 and 2000.


                                                           Three months               Nine months
                                                               ended                     ended
                                                           September 30,             September 30
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
Weighted average common shares outstanding             1,096,100    1,094,937    1,095,797    1,091,363
Net effect of the assumed exercise of stock options
based on the treasury stock method using average           5,996        7,142        5,326       12,050
market price for the quarter
Total weighted average common shares and potential
common stock outstanding                               1,102,096    1,102,079    1,101,123    1,103,413

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the nine months ended September 30, 2001, and 2000, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Nine Months ended September 30, 2001 and 2000, Compared

Summary

Net income for the nine months ended September 30, 2001, increased $77,288, or 5.39%, as compared to the same period in 2000.

Net Interest Income

Total interest income decreased $405,954, or 3.17%, in 2001. Average interest-earning assets were $202,529,673 for the first nine months of 2001, as compared to $203,539,546 for the same period in 2000, a decrease of $1,009,873, or 0.50%. The average rate earned in 2001 was 8.19% as compared to 8.41% in 2000, reflecting the falling interest rate environment during the first nine months of 2001.

Total interest expense decreased by $299,299, or 4.81%, in 2001, when compared to the same period in 2000. This decrease in interest expense can be attributed primarily to the falling interest rate environment in 2001, and a slight decrease in interest bearing liabilities. Average interest bearing liabilities decreased to $166,648,369 in 2001 from $168,475,408 in 2000, a decrease of
$1,827,039, or 1.10%. The average rate paid decreased to 4.76% in 2001, as compared to 4.94% in 2000.

Net interest margin decreased to 4.27% for the first nine months of 2001 as compared to 4.32% for the same period in 2000. The higher interest rates in 2000 influenced depositors to lock in higher rates on certificates of deposit for longer periods; therefore the certificates have not repriced as fast as the loan portfolio, causing a reduction in net interest margin.

Noninterest Income

Total noninterest income increased $556,465 or 46.88%, for the first nine months of 2001. Gains on sale of investments increased $137,775 in 2001. Service charges on deposits increased $309,824, or 34.74%, for the first nine months as a result of the Bank's increase in the fee it charges for overdrafts. Commissions on credit life insurance increased $16,882 in 2001, or 58.84%. Other income increased during the first nine months of 2001 by $91,984 or 39.68%. This increase can be attributed to an increase in fees for origination of loans for a third party institution of $44,917, an increase in the cash surrender value of a bank owned life insurance policy that was acquired in January of 2001 of $85,230 and a decrease in brokerage fee income of $45,675.

Noninterest Expense

Total noninterest expense increased $326,761, or 5.93%, during the first nine months of 2001. Salaries and benefits increased $222,893 or 7.55%, in the first nine months of 2001. The increase in salaries is a result of full time equivalent employees increasing 5.36% due to the opening of two new branches in Baldwin County. Occupancy expense increased $29,689, or 3.09% in the first nine months of 2001, due to the opening of new offices. Other expenses increased $74,179, or 4.66%, during the first nine months of 2001, largely due to an increase in professional fees.

Provision for Loan Losses

The provision for loan losses increased to $360,000 for the first nine months of 2001 as compared to $355,000 for the same period in 2000.

Income Taxes

Earnings before taxes for the first nine months of 2001 increased $118,050, or 6.14%, over the same period in 2000. Income tax expense increased $40,762, or 8.35%, for the first nine months of 2001. The effective tax rate increased to 25.92% from 25.38%.


Three Months Ended September 30, 2001, and 2000, Compared

Summary

Net income for the three months ended September 30, 2001 decreased $483,700, or 14.28%, as compared to three months ended September 30, 2000.



Net Interest Income

Total interest income decreased $436,424 or 9.90% for the third quarter of 2001. This decrease is primarily due to the reduction of interest income caused by a reduction in average interest earning assets due to the fact that approximately $15,000,000 of securities were sold to help fund the loss of public fund deposits. Average interest earning assets decreased to $198,371,435 in 2001, from $205,603,056 in 2000, a decrease of $7,231,621, or 3.52%. Interest and fees on loans decreased $98,024, or 2.90%, in 2001. The average rate earned on interest earning assets during the third quarter of 2001 was 7.94%, as compared to 8.53% for the same period in 2000.

Total interest expense decreased by $465,503, or 20.95%, for the third quarter of 2001. Average interest-bearing liabilities for the third quarter of 2001 were $163,071,522 as compared to $169,186,396 for the same period in 2000, a decrease of $6,114,874, or 3.61%. During this same period the average rate paid on interest bearing liabilities decreased from 5.22% in 2000 to 4.27% in 2001. The net interest margin increased to 4.36% for the third quarter of 2001, as compared to 4.20% for the same period in 2000.

Provision for Loan Losses

The provision for loan losses remained at $120,000 for the third quarter of 2001.

Noninterest Income

Total noninterest income increased $120,027, or 28.55%, for the third quarter of 2001. Service charges on deposits increased $116,368, or 36.92%, in 2001 as a result of the Bank's increase in the rate it charges on overdrafts and non sufficient fund checks. Commissions on credit life insurance increased $9,044, or 125.82%, for the third quarter of 2001. Other income increased during the third quarter of 2001 by $29,340, or 46.28%. This increase can be attributed to an increase in loan origination fees and the value of bank owned life insurance, partially offset by a decrease in financial service fee income.

Noninterest Expense

Total noninterest expense increased $159,885, or 8.90%, during the third quarter of 2001. Salaries and benefits increased $63,414, or 6.32%, in 2001. The increase can primarily be attributed to the opening of two new facilities in Baldwin County and the resulting increase in personnel. Occupancy expense increased $13,717, or 4.22%, in 2001. Other expenses increased $82,754 or 17.73% during the third quarter of 2001.

Income Taxes

Earnings before taxes for the third quarter of 2001 decreased by $10,779, or 1.56%. Income taxes increased $19,321, or 11.73%, in the third quarter of 2001.

Financial Condition and Liquidity

Total assets on September 30, 2001, decreased $14,965,653, or 6.47% from December 31, 2000. This decrease is due to the Bank's loss of a $20,000,000 public fund deposit. Average total assets for the first nine months of 2001 were $218,848,132. The loan (net of allowance) to deposit ratio on September 30, 2001, excluding bankers acceptances and commercial paper, was 86.49% as compared to 72.86% on December 31, 2000.

Fed Funds Sold decreased $1,100,000, or 55.00%, as of September 30, 2001. This decrease is due to the normal fluctuation of funds in the markets that the Bank serves.

Allowance for Loan Losses

The allowance for possible loan losses represents 1.30% of gross loans at September 30, 2001, as compared to 1.37% at year-end 2000. This decrease was due primarily to loan growth and the charge off of loans in 2001 which were included in the allowance for loan loss calculation in prior periods. Loans on which the accrual of interest had been discontinued increased to $2,296,679 at September 30, 2001, as compared to $386,213 at December 31, 2000. The increase is primarily due to two borrowers whose loans have been placed in non-accrual status. These loans are closely monitored by management and management believes these loans are appropriately reserved for at September 30, 2001, due to impart guarantees and collateral.

Net charged-off loans for the first nine months of 2001 were $335,911, as compared to $65,734 for the same period in 2000. Bank management believes that potential nonperforming loans have been identified and will be managed to minimize further charge offs.

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

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix and volume, historical loss experience, non-accrual, delinquent loans and general economic environment in the Corporation's markets.

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


Non-performing Assets: The following table sets forth the Corporation's non-performing assets at September 30, 2001 and December 31, 2000. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                   September 30              December 31
          Description                                      2001                     2000
                                                           (Dollars in Thousands)
(A)       Loans accounted for on
          a nonaccrual basis                             $2,297                     $386

(B)       Loans which are contractually
          past due ninety days or more
          as to interest or principal
          payments (excluding balances
          included in (A) above).                            18                       14

(C)       Loans, the terms of which have
          been renegotiated to provide
          a reduction or deferral of
          interest or principal because of
          a deterioration in the financial
          position of the borrower.                          59                       69

(D)       Other non-performing assets                       195                      123


The increase in other non-performing assets was due to the foreclosure on a piece of real estate for $72,000, in the second quarter. The increase in loans accounted for on a nonaccrual basis is due to loans, one of which is guaranteed in part by the Small Business Administration. The other loan is well collateralized at a forty percent loan to value ratio.

Investment Securities

Total investments have decreased $16,775,986 to help fund the loss of the public funds deposit and to provide loan funding.

Loans

Loans increased $9,562,571, primarily as the result of new seasonal agricultural loans in all markets.

Deposits

Total deposits decreased $16,887,630, or 8.81%, at September 30, 2001. The decrease was caused by the loss of the public funds deposit mentioned above and the decrease in the public tax accounts at December 31, 2000. These two accounts totaled approximately $27,000,000 at December 31, 2000. At September 30, 2001, the accounts had been closed. Except for the decrease resulting from these two accounts, deposits would have increased approximately $10,100,000 or 6.14%. Noninterest bearing deposits increased $661,068 at September 30, 2001. Interest bearing deposits, excluding the effect of the public funds decrease, increased approximately $9,450,000 at September 30, 2001.

Capital Adequacy

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 2001, was $22,063,640, an increase of $1,959,167, or 9.74%. This increase is primarily due to current period earnings, together with the unrecognized gains on securities available for sale, and exercise of stock options, less dividends declared.

Primary capital to total assets at September 30, 2001, was 10.19%, as compared to 8.68% at year-end 2000. Total capital and allowances for loan losses to total assets at September 30, 2001, was 11.10%, as compared to 9.52% at December 31, 2000. The Corporation's risk based capital was $23,348,000, or 14.42%, at September 30, 2001, as compared to $20,992,000, or 14.62%, at year end 2000 compared to the minimum requirement of 8.00%. Based on management's projections, internal generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but continuing growth into new markets may require the Bank to access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the Sendero Model Level II, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of September 30, 2001. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                                   CHANGE IN        CHANGE IN
            CHANGE IN               MARKET           MARKET           MARKET
          INTEREST RATES            VALUE            VALUE            VALUE
          (BASIS POINTS)            EQUITY           EQUITY         EQUITY (%)
          --------------            ------         ---------        ----------
               300                  23,654          (4,406)             (16)
               200                  24,984          (3,076)             (11)
               100                  26,500          (1,560)              (6)
                 0                  28,060               0                0
              (100)                 28,297             237                1
              (200)                 28,556             496                2
              (300)                 28,489             429                2

The preceding table indicates that at September 30, 2001, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. The recent growth in loans and the loss of the public fund account have caused the caused the Corporation to become more liability sensitive over the period of a year, but the net interest margin remains stable in all interest rate environments tested.

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

                                   PART II -- OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b) During the quarter ended September 30, 2001 the Corporation did not file a Form 8-K Current Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED BANCORPORATION OF ALABAMA, INC.



Date: November 13, 2001                /s/ Mitchell Staples
     ------------------                -----------------------------------------
                                       Mitchell Staples
                                       Treasurer (principal accounting officer)