Form 10-K
period 2001-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2002-04-01
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended                  Commission File No. 2-78572
        December 31, 2001


                     UNITED BANCORPORATION OF ALABAMA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           63-0833573
---------------------------------                  -----------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


                      P.O. Drawer 8, Atmore, Alabama 36504
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (251) 368-2525

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates as of March 20, 2002 was $33,225,148 based upon the price reported to the registrant at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock      Par Value                    Outstanding at March 20,2002
------------      ---------                    ------------------------------
 Class A..........$.01                               1,098,352 Shares*
 Class B..........$.01                                       0 Shares

*Excludes 61,929 shares held as treasury stock.

                                     PART I

ITEM 1. BUSINESS

United Bancorporation of Alabama, Inc. (the "Corporation") is a one-bank holding company, that is a financial holding company, with headquarters in Atmore, Alabama. The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama ("Atmore") and Peoples Bank, Frisco City, Alabama ("Peoples"). Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City ("Frisco City"), also a wholly-owned subsidiary of the Corporation, later in 1982. Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply "United Bank."

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), operate primarily in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from nine full service banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette, Silverhill, and Magnolia Springs Alabama, a drive up facility in Atmore, and a loan production office in Jay, Florida.

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa and Master Card, multi-purpose, nationally recognized credit card services, and trust services through Morgan Trust of Chattanooga, Tennessee. The Bank also offers internet banking, bill pay and online brokerage services at its web site, www.ubankal.com. The Bank also owns an insurance agency, United Insurance Services Inc., which opened and began business in the last half of 2001.

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

Employees - The Corporation and its subsidiary had approximately 119 full-time equivalent officers and employees at December 31, 2001. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

         The Corporation is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Corporation is subject to the supervision, examination, and reporting requirements in the BHC Act and the regulations of the Federal Reserve. The Corporation is a "Financial Holding Company" (FHC). See discussion of the Gramm-Leach-Bliley Financial Services Modernization Act below.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous substantially revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2001, the Bank was "well capitalized" and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

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

The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the "GLB Act") on November 12, 1999 represented an important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is expected by many commentators. The GLB Act includes significant provisions regarding the privacy of financial information. These new financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2001 and 2000. Averages referred to in the following statistical information are generally average daily balances.


                       AVERAGE CONSOLIDATED BALANCE SHEETS
                                  2001 and 2000

                                                           (Dollars In Thousands)
                  Assets                                     2001          2000
                  ------                                  ----------    ----------
Cash and due from banks                                   $    7,916    $    8,244
Interest-bearing deposits with
     other financial institutions                              3,867           818
Federal funds sold and repurchase
     agreements                                                2,122         6,505
Taxable securities available for sale                         30,072        36,368

Tax-exempt securities available for sale                      19,233        13,248
Taxable investment securities held to
     maturity                                                      0         4,900
Tax-exempt investment securities held
     to maturity                                                   0        10,006
Loans, net                                                   146,868       131,596
Premises and equipment, net                                    4,626         4,866
Interest receivable and other assets                           4,071         3,691
                                                          ----------    ----------

                  Total assets                            $  218,775       220,242
                                                          ==========    ==========

         Liabilities and Stockholders' Equity
Demand deposits - noninterest-bearing                     $   30,425        29,622
Demand deposits - interest-bearing                            29,069        43,580
Savings deposits                                              14,917        15,013
Time deposits                                                102,003        91,937
Other borrowed funds                                           8,403         8,949
Repurchase agreements                                         11,628        10,666
Accrued expenses and other liabilities                         1,959         1,573
                                                          ----------    ----------

                  Total liabilities                          198,404       201,340
                                                          ----------    ----------
         Stockholders' equity:
Common Stock                                                      12            12
Surplus                                                        5,008         4,918
Retained earnings                                             15,805        14,434
Less shares held in treasury,
         At cost                                                (454)         (462)
                                                          ----------    ----------


Total stockholders' equity                                    20,371        18,902
                                                          ----------    ----------
Total liabilities and
stockholders' equity                                      $  218,775       220,242
                                                          ==========    ==========

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities(Dollars in Thousands).

                                                                       Average
                                                         Interest        Rates
                                            Average      Income/        Earned/
                  2001                      Balance      Expense         Paid
                  ----                     ----------   ----------    ----------
Loans, net (1)                             $  146,868       13,030          8.87%
Taxable securities available for sale          30,072        2,003          6.66
Tax exempt sec. available for sale (2)         19,233         1450          7.53
Federal funds sold and repurchase               2,122           99          4.67
Interest-bearing deposits with other            3,867          138          3.56
Financial institutions
                                           ----------   ----------    ----------
Total interest-earning assets              $  202,162       16,720          8.27%
                                           ==========   ==========    ==========

Savings deposits and demand
  deposits - interest-bearing              $   43,986        1,063          2.42%
Time deposits                                 102,003        5,575          5.46
Repurchase agreements                          11,628          362          3.11
Other borrowed funds                            8,403          450          5.36
                                           ----------   ----------    ----------
Total interest-bearing liabilities         $  166,020        7,450          4.49%
                                           ==========   ==========    ==========
Net interest income/net yield
   on interest-earning assets                           $    9,270          4.59%
                                                        ==========    ==========

                                                                       Average
                                                         Interest       Rates
                                            Average       Income/       Earned/
                  2000                      Balance       Expense        Paid
                  ----                     ----------   ----------    ----------
Loans, net (1)                             $  131,596       13,004          9.88%
Taxable securities available for sale          36,368        2,387          6.56
Tax exempt sec. available for Sale (2)         13,248          986          7.44
Taxable securities held to maturity             4,900          319          6.51
Tax exempt held to maturity (2)                10,006          745          7.45
Federal funds sold and repurchase
      agreements                                6,505          457          7.02
                                           ----------   ----------    ----------
Total interest-earning assets              $  202,623       17,898          8.83%
                                           ==========   ==========    ==========

Savings deposits and demand
  deposits - interest-bearing              $   58,593        2,173          3.71%
Time deposits                                  91,937        5,253          5.71
Repurchase agreements                          10,666          587          5.50
Other borrowed funds                            8,949          542          6.05
                                           ----------   ----------    ----------
Total interest-bearing liabilities         $  170,145        8,555          5.03%
                                           ==========   ==========    ==========
Net interest income/net yield
   on interest-earning assets                           $    9,343          4.61%
                                                        ==========    ==========


(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2001 and 2000.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances

                                                               Interest Income
                                                                    Expense                               Variance As to
                                                             --------------------                      --------------------
  2001         2000                                           2001          2000          Variance       Rate        Volume
--------      -------                                        ------        ------         --------     ------        ------
$146,868      131,596    Loans (Net)                         13,030        13,004              26        (192)         218
  30,072       36,368    Taxable Securities AFS(1)            2,003         2,387            (384)         37         (421)
  19,233       13,248    Tax Exempt Securities AFS(2)         1,450           986             464          12          452
       0        4,900    Taxable Securities HTM(3)                0           319            (319)         (0)        (319)
       0       10,006    Tax Exempt HTM(2)                        0           745            (745)         (0)        (745)
   2,122        6,505    Fed Funds Sold                          99           398            (299)        (99)        (200)
   3,867          818    Interest Bearing Deposits              138            59              79         (12)          91
 202,162      202,623    Total Interest Earning Assets       16,720        17,898          (1,178)       (787)        (391)

                         Savings and Interest Bearing
  43,986       58,593    Demand Deposits                      1,063         2,173          (1,109)       (649)        (460)
 102,003       91,937    Other Time Deposits                  5,575         5,253             322        (213)         535
   8,403        8,949    Other Borrowed Funds                   450           543             (93)        (60)         (33)
  11,628       10,666    Repurchase Agreements                  362           587            (225)       (285)          60
 166,020      170,145    Total Int Bearing Liabilities        7,450         8,555          (1,105)     (1,201)         102

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)      Available for Sale (AFS)

(2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2001 and 2000.

(3)      Held to Maturity (HTM)

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
 Average Balances

                                           (Dollars in Thousands)
  Average Balances
                                                                  Interest Income
                                                                       Expense                               Variance As to
                                                                 --------------------                        ---------------
  2000           1999                                             2000          1999          Variance       Rate     Volume
--------       -------                                           ------        ------         --------       ----     ------
$131,596       120,323   Loans (Net)                             13,004        11,594           1,410         296      1,114
  36,368        36,673   Taxable Securities AFS(1)                2,387         2,144             243         266        (23)
  13,248        10,369   Tax Exempt Securities AFS(2)               986           753             233          19        214
   4,900         5,473   Taxable Securities HTM(3)                  319           342             (23)          0        (23)
  10,006        10,730   Tax Exempt HTM(2)                          745           797             (52)          0        (52)
   6,505         3,554   Fed Funds Sold                             457           235             222          15        207
       0             0   Interest Bearing Deposits                    0             0               0           0          0
 202,623       187,122   Total Interest Earning Assets           17,898        15,865           2,033         596      1,437

                         Savings and Interest Bearing
  58,593        51,717   Demand Deposits                          2,173         1,640             533         299        234
  91,937        83,272   Other Time Deposits                      5,253         4,238           1,015         547        468
   8,949        10,233   Other Borrowed Funds                       542           559             (17)          1        (18)
  10,666        11,833   Repurchase Agreements                      587           498              89         125        (36)
 170,145       157,055   Total Int Bearing Liabilities            8,555         6,935           1,620         972        648

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)      Available for Sale (AFS)

(2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2000 and 1999.

(3)      Held to Maturity (HTM)

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. With the adoption of FAS 133, effective January 1, 2001, the Bank elected to move all investments held to maturity to available for sale. The Bank's current loan policy establishes the gross optimal loan to deposit ratio as being 85%. This ratio as of December 31, 2001 was 82.76%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

Securities Portfolio - The Bank's investment policy as approved by the Board of Directors dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with economic conditions which could shorten or lengthen maturities. Management believes the level of credit and interest rate risks inherent in the securities portfolio is low.

                     Investment Securities Held to Maturity
                           December 31, 2001 and 2000

                             (Dollars in Thousands)


                                                             2001                       2000
                                                     ---------------------      --------------------
                                                     Amortized                  Amortized
                                                        Cost         %             Cost         %
                                                     ---------     -------      ---------    -------
U.S. Government Agencies                              $    0          0          $  2,995      21.4
Mortgage Backed Securities                                 0          0             1,683      12.1
State and Municipal                                        0          0             9,297      66.5
                                                      ------       ----          --------    ------
  Total Amortized Cost                                $    0          0%         $ 13,975     100.0%
                                                      ======       ====          ========    ======


         Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                           December 31, 2001 and 2000
                             (Dollars in Thousands)

                                          2001                    2000
                                 ---------------------  ----------------------
                                 Amortized   Weighted   Amortized     Weighted
                                    Cost     Avg Yld       Cost        Avg Yld
                                 ---------   ---------  ---------     --------

U.S. Government Agencies

     5 - 10 years                $      0           0    $  2,995        6.51%
                                 --------    --------    --------      ------
                                 $      0           0    $  2,995        6.51%
                                 ========    ========    ========      ======

State & Municipal (1)
     Within one year             $      0           0    $    450        7.72%
     1 - 5 years                        0           0       2,166        7.66%
     5 - 10 years                       0           0       3,603        7.50%
     After 10 years                     0           0       3,078        8.08%
                                 --------    --------    --------      ------
     Total                       $      0           0%   $  9,297        7.74%
                                 ========    ========    ========      ======

Mortgage Backed
     Securities
     1 - 5 years                 $      0           0%   $    124        6.01%
     5 - 10 years                       0           0       1,003        6.67
     After 10 years                     0           0         556        7.47
                                 --------    --------    --------      ------
     Total                       $      0           0%   $  1,683        6.89%
                                 ========    ========    ========      ======

     Total Yield                                    0%                   7.37%
                                             ========                  ======
     Total Amortized Cost        $      0                $ 13,975
                                 ========                ========

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34%.

The following table sets forth the amortized cost of the Available for Sale investment portfolio.

                    Investment Securities Available for Sale
                           December 31, 2001 and 2000

                             (Dollars in Thousands)

                                          2001                   2000
                                   --------------------  --------------------
                                   Amortized             Amortized
                                     Cost         %        Cost         %
                                   ---------  --------   ---------   --------
U.S. Treasury                      $  1,506        3.7%   $  6,551       14.2%
U.S. Government Agencies              2,088        5.1       4,192        9.1
Mortgage Backed Securities           18,050       43.8      22,905       49.6
State and Municipal                  18,532       45.0      12,010       26.0
Other                                   992        2.4         503        1.1
                                   --------   --------    --------   --------
        Total                      $ 41,168      100.0%   $ 46,161      100.0%
                                   ========   ========    ========   ========

Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                           December 31, 2001 and 2000
                             (Dollars in Thousands)

                                            2001                             2000
                                 ----------------------------    ----------------------------
                                   Amortized       Weighted       Amortized       Weighted
                                     Cost           Avg Yld          Cost         Avg Yld
                                 ------------    ------------    ------------    ------------

U.S. Treasury Securities
  Within one year                $      1,007            6.21%   $      2,011            6.03%
  1 - 5 years                             499            5.51           4,540            5.95
                                 ------------    ------------    ------------    ------------
                                 $      1,506            5.97    $      6,551            5.97
                                 ============    ============    ============    ============
U.S. Government Agencies
excluding Mortgage Backed
Securities
  1 - 5 years                    $      1,000            2.46    $      2,000            6.27
  5 - 10 years                            500            8.00             500            8.00
  After 10 years                          588            8.00           1,692            7.79
                                 ------------    ------------    ------------    ------------
  Total                          $      2,088            5.34%   $      4,192            7.09%
                                 ============    ============    ============    ============

Mortgage Backed Securities

 Within one year                 $          0               0%   $         92            8.50%
  1 - 5 years                             250            6.50             346            6.39
  5 - 10 years                          3,503            6.28           1,430            6.81
  After 10 years                       14,297            6.45          22,905            6.79
                                 ------------    ------------    ------------    ------------
  Total                          $     18,050            6.42%   $     22,905            6.79%
                                 ============    ============    ============    ============


State & Municipal (1)
  Less than 1 year               $        175            8.55%   $          0               0
  1 - 5 years                           3,153            7.45             676            7.99
  5 - 10 years                          5,441            7.53           2,709            7.74
  After 10 years                        9,763            7.64           8,625            7.67
                                 ------------    ------------    ------------    ------------
  Total                          $     18,532            7.58%         12,010            7.70%
                                 ============    ============    ============    ============

Continued on next page..

Continued from previous page

                                          2001                              2000
                               ----------------------------    ---------------------------
                                 Amortized       Weighted       Amortized       Weighted
                                   Cost           Avg Yld          Cost         Avg Yld
                               ------------    ------------    ------------   ------------

Other Securities
     1 - 5 years               $        503            6.22    $        503           6.25
     5 - 10 years                       489            5.49               0           0.00
                               ------------    ------------    ------------   ------------

     Total                     $        992            5.86%   $      1,178           7.11%
                               ============    ============    ============   ============

     Total Yield                                       6.86%                          6.94%
                                               ============                   ============

     Total amortized cost      $     41,168                    $     46,161
                               ============                    ============

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2001 and 2000.

Relative Lending Risk - United Bank is located in a primarily rural market composed of lower to middle income families. The primary economic influence in the area is timber and agricultural production, and the Bank's loan portfolio is reflective of this market. The banks expansion into Baldwin County, Alabama reduces exposure to these sectors due to the diversification in this new market. The Bank's ratio of loans to assets or deposits is comparable to its peer banks serving similar markets.

The risks associated with the Bank's lending are primarily interest rate risk and credit risks from concentrations or quality of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 37.25% of the portfolio maturing in one year or less. In addition, 31.96% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than some of its local community banking competitors. With offices in ten communities, risks associated with the effects of major economic disruptions in one community is somewhat mitigated. This geographic diversity affects all types of loans and plays a part in the Bank's risk management.

Each type of loan exhibits unique profiles of risk that could threaten repayment.

Commercial lending requires an understanding of the customers' business and financial performance. The Bank's commercial customers are primarily small to middle market enterprises. The larger commercial accounts are managed by the Senior Commercial Officer. Risks in this category are primarily economic. Shifts in local and regional conditions could have an effect on individual borrowers; but as previously mentioned, the Bank attempts to spread this risk by serving multiple communities. As with the other categories, these loans are typically collateralized by assets of the borrower. In most situations, the personal assets of the business owners also collateralize the credit.

Agricultural lending is a specialized type of lending for the Bank. Due to the unique characteristics in this type of loan, the Bank has loan officers dedicated to this market. Collateral valuation and the experience of the borrower play heavily into the approval process. This loan category includes financing equipment, crop production, timber, dairy operations and others. Given the broad range of loans offered, it is difficult to generalize risks in agricultural lending. The area of greatest attention and risk is crop production loans. Risks associated with catastrophic crop losses are mitigated by crop insurance, government support programs, experience of the borrower, collateral other than the crop and the borrower's other financial resources. Routine visitations and contact with the borrower help inform the Bank about crop conditions.

Real estate loans, whether they are construction or mortgage, generally have lower delinquency rates than other types of loans in the portfolio. The Bank makes very few long term, fixed rate mortgage loans; however, it does offer loans with repayment terms based on amortization of up to 15 years with balloon features of shorter durations. The Bank also offers several different long-term mortgage programs provided by third party processors.

Installment loans are generally collateralized. Given the small dollar exposure on each loan, the risk of a significant loss on any one credit is limited. Pricing and close monitoring of past due loans enhance the Bank's returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 2001 is approximately $34,484, an increase of $3,017 from 2000. This continued increase in the average loan size is due to the shift of loans to commercial real estate, financial, agricultural, and 1-4 family residential loans from the installment loan portion of the portfolio. The Bank expects this growth to continue as long as the local markets continue to grow and prosper.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                            LOAN PORTFOLIO MATURITIES

                                December 31, 2001

                             (Dollars in Thousands)


                                             REMAINING MATURITY
                                 -----------------------------------------
                                              One-      After
                                 One Year     Five      Five
                                 or Less      Years     Years      Total
                                 --------   --------   --------   --------

Commercial, Financial
     and agricultural            $ 33,289     47,414     17,178     97,881
Real estate - construction          6,100      1,278          0      7,378
Real estate - mortgage              9,117     13,718      4,399     27,234
Installment loans to
     individuals                    9,253      7,039        261     16,553
                                 --------   --------   --------   --------
     Total                       $ 57,759     69,449     21,838    149,046
                                 ========   ========   ========   ========

                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)

                                 Predetermined   Floating
                                     Rate          Rate         Total
                                 -------------   --------     --------
Commercial, financial
  and agricultural                 $ 38,898      $ 26,040     $ 64,938
Real estate - construction            1,278             0        1,278
Real estate - mortgage               12,351         5,766       18,117
Installment loans to
  individuals                         4,758         2,542        7,300

For additional information regarding interest rate sensitivity see Interest Rate Sensitivity in Item 7 below and Item 7A below.

Non-performing Assets: The Corporation adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 2001, pursuant to the definition within SFAS 114, the Bank had no impaired loans.

The following table sets forth the Corporation's non-performing assets at December 31, 2001 and 2000. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

            Description
                                                        2001                  2000
                                                      --------              -------
                                                          (Dollars in Thousands)

(A)      Loans accounted for on                       $  2,185              $   386
         a nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more
         as to interest or principal
         payments (excluding balances
         included in (A) above).                            18                    14

(C)      Loans, the terms of which have
         been renegotiated to provide
         a reduction or deferral of
         interest or principal because
         of a deterioration in the
         financial position of the
         borrower.                                           0                   69

(D)      Other non-performing assets                       556                  158
                                                      --------              -------

                                Total                 $  2,759              $   627
                                                      ========              =======

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $124,142 and $48,630 for 2001 and 2000, respectively. Of the assets in (D) above, at the end of 2001 $195,033 was other real estate owned (OREO) and $361,493 was repossessed collateral, and in 2000 $195,033 was OREO and $35,322 was repossessed collateral. The increase in nonaccrual loans is primarily due to two borrowers, one with a balance of $599,479 of which $402,975 is guaranteed by the Small Business Administration, and the other of which has a balance of $861,486 and is a borrower in bankruptcy currently making monthly payments per the reorganization plan.

At December 31, 2001, loans with a total outstanding balance of $4,127,632 were considered potential problem loans compared to $3,014,795 as of 12/31/00. Potential problem loans consist of those loans for which management is monitoring performance or has concerns has doubts as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Bank's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 2001. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 2001, the Corporation had $19,089,172 of agriculture-related loans as compared to $14,871,440 in 2000. Agriculture loans accounted for $0 and $75,106 of nonaccrual loans in 2001 and 2000, respectively.

                         Summary of Loan Loss Experience

                                               2001           2000           1999
                                         ----------     ----------     ----------
Average amount of loans
   outstanding, net                      $  146,868     $  131,596     $  120,323
                                         ==========     ==========     ==========
Allowance for loan
   losses, beginning January 1           $    1,939     $    1,676     $    1,428
                                         ----------     ----------     ----------

Losses charged off:
   Commercial, financial
      and agricultural                         (176)           (39)           (27)
   Real estate - mortgage                       (49)           (27)            (0)
   Installment loans to
      individuals                              (255)          (186)          (270)
                                         ----------     ----------     ----------

   Total charged off                           (480)          (252)          (297)

Recoveries during the period:
   Commercial, financial and
      agricultural                               20              6             13
   Real estate - mortgage                         0              2              0
   Installment loans to individuals              34             32             36
                                         ----------     ----------     ----------

      Total recoveries                           54             40             49

                                               (426)          (212)          (248)

Additions to the allowance
   charged to operations                        480            475            496
                                         ----------     ----------     ----------

      Total allowance, ending
         December 31                     $    1,993     $    1,939     $    1,676
                                         ==========     ==========     ==========

Ratio of net charge offs during
  the period to average loans
  outstanding                                   .29%           .16%           .21%


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

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Company's markets.

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

The table below reflects an allocation of the allowance for the years ended December 31, 2001 and 2000. The allocation represents an estimate for each category of loans based upon historical experience and management's judgement.

                                                  Loans as a
                            Allowance          percent of total
                       -------------------   --------------------
                         2001       2000       2001        2000
                       --------   --------   --------    --------

Commercial,
Financial &
Agricultural           $  1,312   $  1,198       65.8%       61.8%

Real Estate -
Construction                 97        108        4.9         5.6

Real Estate -
Mortgage                    363        384       18.2        19.8

Installment Loans           221        249       11.1        12.8
                       --------   --------   --------    --------
Total Allowance        $  1,993   $  1,939      100.0%      100.0%
                       ========   ========   ========    ========

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

Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which then must be approved by the Bank's officer loan committee and the CEO.

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 2001 and 2000 by category.

                                                             Average
                                 Deposits                   rate paid
                         -----------------------    ------------------------
                            2001         2000          2001          2000
                         ----------   ----------    ----------    ----------

Noninterest-bearing
  demand deposits        $   30,425   $   29,622             0%            0%
                         ==========   ==========    ==========    ==========

Interest-bearing
  deposits:
    Demand               $   29,069       43,580          2.67%         4.16%
    Savings                  14,917       15,013          1.93          2.48
    Time                    102,003       91,937          5.48          5.71
                         ----------   ----------    ----------    ----------
                         $  145,989   $  150,530          4.55%         4.95%
                         ==========   ==========    ==========    ==========


The following shows the amount of time deposits outstanding at December 31, 2001, classified by time remaining until maturity.

                               $100,000 or Greater
                                   Certificates       Other time
      Maturity                      of deposit         deposits
      --------                 -------------------    ----------
Three months or less                $ 17,992           $ 22,985
Three to six months                    7,027             20,001
Six to twelve months                   7,803             18,498
Twelve months to five years            1,908              9,380
                                    --------           --------
                                    $ 34,730           $ 70,864
                                    ========           ========

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.

                      Maximum                                        Average
                      Outstanding              Average               Interest
                      At Any        Average    Interest   Ending     Rate at
                      Month End     Balance    Rate       Balance    Year-end
                      -----------   -------    --------   -------    --------
                                     (Dollars In Thousands)
2001

Securities sold        $ 15,816   $ 11,628       3.15%   $  9,069       1.00%
under agreements
to repurchase

Other short term
borrowings             $  9,080   $    668       4.97    $    415       1.40

2000

Securities sold        $ 13,228   $ 10,666       5.52    $ 10,667       5.72
under agreements
to repurchase

Other short term
borrowings             $  1,010   $    506       6.52    $    596       5.72

Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 2001 and 2000

                              2001      2000
                             ------    ------
Return on average assets       0.95%     0.93%
                             ======    ======

Return on average equity      10.16%    10.82%
                             ======    ======

Dividend pay-out ratio        31.80%    29.38%
                             ======    ======

Ratio of average equity
 to average assets             9.31%     8.58%
                             ======    ======

ITEM 2. PROPERTIES

The Corporation's bank subsidiary occupies ten offices, which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton), Monroe County (cities of Monroeville and Frisco City), and Baldwin County (cities of Foley, Lillian, and Bay Minette, Magnolia Springs and Silverhill) Alabama, with the principal office located in Atmore, Alabama. The Bank operates a loan production office in Jay, Florida. The office in Atmore is a modern, three story, brick building while the Flomaton, Monroeville, Frisco City and Foley offices are similar, modern, one story, brick buildings. The subsidiary Bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring in 2004. The Foley office is leased for a twenty-year period, expiring in 2016. The office in Lillian is a modern two-story brick building, which is located on property owned by the Corporation and leased to the subsidiary. The lease is for a five-year period ending in June of 2002. The Corporation purchased a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five-year period ending in December of 2003. The office in Silverhill is the original post office built in 1902, and is a two story wooden structure. The Magnolia Springs office is a two story wooden structure located on Magnolia River. It is leased from a third party until 2005.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation's authorized common shares consist of the following:

(1) 5,000,000 shares of Class A common stock, $.01 par value per share, of which 1,160,281 shares are issued and 1,098,352 are outstanding and held by approximately 625 shareholders of record, as of March 20, 2002.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 20, 2002.

There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends of $0.60 per share in 2001 and $0.55 per share in 2000. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 14 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in Thousands except per share data)

                                               2001          2000        1999         1998          1997
                                           ------------   ----------   ---------   ---------    -----------

  Interest income                          $     16,221       17,310      15,338      14,117         12,323
  Interest expense                                7,451        8,555       6,935       6,697          5,533


 Net interest income                              8,769        8,755       8,404       7,420          6,790
 Provision for
    loan losses                                     480          475         496         240            340
                                           ------------   ----------   ---------   ---------    -----------
  Net interest income after
  Provision for
    loan losses                            $      8,289        8,280       7,908       7,180          6,450
                                           ============   ==========   =========   =========    ===========
  Investment securities gains/
    (losses), net                          $        173           35          32         133            (29)
                                           ============   ==========   =========   =========    ===========

  Net Earnings                             $      2,070        2,047       1,947       1,932          1,730
                                           ============   ==========   =========   =========    ===========

 Balance sheet data:
  Total assets                             $    219,955      231,487     221,967     189,193        164,545
                                           ============   ==========   =========   =========    ===========

  Total loans, net                         $    147,052      139,595     122,000     103,090         85,328
                                           ============   ==========   =========   =========    ===========

  Total deposits                           $    180,509      191,590     183,208     152,826        135,282
                                           ============   ==========   =========   =========    ===========

  Total stockholders'
    equity                                 $     21,846       20,104      17,647      16,048        14,627
                                           ============   ==========   =========   =========    ===========

Per share data:
  Basic earnings per share                 $       1.89         1.87        1.88        1.87           1.67
                                           ============   ==========   =========   =========    ===========

         Diluted earnings per share        $       1.87         1.86        1.86        1.87           1.67
                                           ============   ==========   =========   =========    ===========
  Cash dividends per
    Share(1)                               $       0.60         0.55        0.55        0.55           0.55
                                           ============   ==========   =========   =========    ===========

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

                              SUMMARY OF OPERATIONS

The Corporation's 2001 net income was $2,069,570, as compared to a net income in 2000 of $2,046,571. Average net interest spread decreased by 2 basis points from 3.80% in 2000 to 3.78% in 2001. This decrease was caused by the rapid decline in interest rates in the year 2001. Average interest earning assets, which decreased from $202,623,000 in 2000 to $202,162,000 in 2001, produced a $14,821 increase in net interest income in 2001. Non-interest income increased by $641,528 from $1,662,429 in 2000 to $2,303,957 in 2001. The provision for loan losses in 2001 was $480,000 as compared to $475,000 in 2000. The 2001 provision was the amount established by management to maintain the allowance at the appropriate level. Non-interest expenses for 2001 increased $654,576 from $7,226,178 in 2000 to $7,880,754 in 2001.

The Corporation's 2000 net income was $2,046,571, as compared to a net income in 1999 of $1,947,776. Average net interest spread decreased by 28 basis points from 4.06% in 1999 to 3.78% in 2000. This is due to an increase in interest rates, which drove the cost of deposits up faster than the interest rates on loans. Average interest earning assets, which increased from $187,122,000 in 1999 to $202,623,000 in 2000, produced a $372,479 increase in net interest income in 2000. Noninterest income increased by $186,416 from $1,476,013 in 1999 to $1,662,429 in 2000. The provision for loan losses in 2000 was $475,000 as compared to $496,000 in 1999. The 2000 provision was the amount established by management to maintain the allowance at the appropriate level. Noninterest expenses for 2000 increased $416,166 from $6,810,012 in 1999 to $7,226,178 in
2000.

                          CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions (see Note 1 to Consolidated Financial Statements). Management believes that its determination of the allowance for loan losses involve a higher degree of judgment and complexity than the Bank's other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank's borrowers, subjecting the Bank to significant volatility of earnings. The allowance for credit losses is established through a provision for loan losses, which is a charge against earnings. Provision for loan losses are made to reserve for estimated probable losses on loans.

The allowance for loan losses is a significant estimate and is regularly evaluated by management for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower's ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses.


                               NET INTEREST INCOME
                             (Dollars in Thousands)

                                                             2001       2000       1999
                                                           --------   --------   --------

Interest income (1)....................................    $ 16,715     17,899     15,865
Interest expense.......................................    $  7,451      8,555      6,935
                                                           --------   --------   --------
   Net interest income.................................       9,264      9,344      8,930
Provision for
   loan losses.........................................         480        475        496
                                                           --------   --------   --------
Net interest income after
   provision for
   loan losses on a tax equivalent
   basis...............................................       8,784      8,869      8,434
Less:  tax equivalent
   adjustment..........................................         494        589        527

Net interest income after
   provision for
   loan losses.........................................    $  8,290      8,280      7,907
                                                           ========   ========   ========

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2001, 2000, and 1999.

Total interest income (on an FTE basis) decreased to $16,715,000 in 2001, from $17,899,000 in 2000, a decrease of $1,184,000, or 6.61%. This decrease is a function of the average earning assets decreasing $461,000 and falling interest rates. Average loans increased $15,272,000 while the average rate earned decreased 101 basis points. The average interest rate (FTE) earned on all earning assets in 2001 decreased to 8.27% from 8.83% in 2000. The interest rate spread decreased from 3.80% in 2000 to 3.78% in 2001, as rates decreased more on interest earning assets than on interest bearing liabilities. Average taxable investment securities for 2001 were $30,072,000, as compared to $41,268,000 for 2000, a decrease of $11,196,000, or 27.13%. Average tax-exempt investment securities decreased $4,021,000, or 17.29%, to $19,233,000 in 2001 from
$23,254,000 in 2000. These changes in investment securities were the result primarily of the loss of $20,000,000 in public fund deposits. The average volume of federal funds sold decreased to $2,122,000 in 2001 from $5,687,000 in 2000, a decrease of $3,565,000 or 62.69%. This decrease was also caused by the loss of the public deposits described above.

Total interest expense decreased $1,104,423, or 12.91%, to $7,451,042 in 2001, from $8,555,465 in 2000. This decrease is a function of the decrease in the volume of interest bearing liabilities and the decrease in interest rates. The average rate paid on interest-bearing liabilities in 2001 was 4.49% as compared to 5.03% in 2000. Average interest-bearing liabilities decreased to $166,020,000 in 2001, from $170,145,000 in 2000, a decrease of

$4,125,000, or 2.42%. Average savings and interest-bearing demand deposits decreased $14,607,000 or 24.93% to $43,986,000 in 2001 because of the loss of the public fund deposits, from $58,593,000 in 2000. Average time deposits increased to $102,003,000 in 2001, from $91,937,000 in 2000, an increase of
$10,066,000, or 10.95%. The growth in time deposits was fueled by new growth from the new Baldwin County branches, and the purchasing of internet time deposits to help fund the loss of the public funds. The average rate paid on time deposits decreased to 5.46% in 2001 from 5.71% in 2000. This decrease was caused by the rate decreases of the Federal Reserve Bank in the year 2001. The Bank expects the Federal Reserve Bank to increase interest rates in 2002, which will raise the rate paid on Certificates of Deposit.

Total interest income (on an FTE basis) increased to $17,899,000 in 2000, from $15,865,000 in 1999, an increase of $2,034,000, or 12.82%. This increase is a function of the average earning assets increasing $15,501,000 while rising interest rates also influenced the increase. Average loans increased $11,273,000 while the average rate earned increased 24 basis points. The average interest rate (FTE) earned on all earning assets in 2000 increased to 8.83% from 8.48% in 1999. The interest rate spread decreased from 4.06% in 1999 to 3.80% in 2000, as interest rates rose faster on interest bearing liabilities than on interest earning assets. Average taxable investment securities for 2000 were $41,268,000, as compared to $42,807,000 for 1999, a decrease of $1,539,000, or 3.59%. Average tax-exempt investment securities increased $2,155,000, or 10.21%, to $23,254,000 in 2000 from $21,099,000 in 1999. These slight changes were the result of the Bank increasing tax free income in an attempt to maximize returns. The average volume of federal funds sold increased to $6,505,000 in 2000 from $3,554,000 in 1999, an increase of $2,951,000 or 83.03%. This increase was caused by the increase in deposits from a public entity that kept deposits with the Bank for a full year in 2000 as opposed three quarters of the year in 1999.

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

                            PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses for the year ended December 31, 2001 was $480,000, as compared to $475,000 in 2000, a increase of $5,000, or 1.05%. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2001 represents 1.34% of gross loans, as compared to 1.37% at December 31, 2000.

While it is the Bank's policy to charge off loans when a loss is considered probable, there exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Bank, management's judgment as to the appropriateness of the allowance for loan losses is approximate and imprecise. Adjustments to the allowance for loan losses may also be required by the FDIC or the Alabama Superintendent of Banks in the course of their examinations of the Bank. Accordingly, no assurances can be given that continued evaluations of the loan portfolio in light of economic conditions then prevailing, results of upcoming examinations, or other factors will not require significant changes to the allowance.


                               NONINTEREST INCOME

                                                2001           2000           1999
                                            ------------   ------------   ------------

Service charges on
     deposits                               $  1,607,296   $  1,243,544   $  1,108,164
Commission - credit
     life insurance                               61,197         39,940         45,878
Investment securities
     gains and (losses) (net)                    173,214         34,725         31,907
Other                                            462,250        344,220        290,064
                                            ------------   ------------   ------------
     Total                                  $  2,303,957   $  1,662,429   $  1,476,013
                                            ============   ============   ============

Total noninterest income increased $641,528 or 38.59%, to $2,303,957 in 2001, as compared to $1,662,429 in 2000.

Service charge income increased to $1,607,296 in 2001, from $1,243,544 in 2000, an increase of $363,752, or 29.25%. This increase was attributable to increases in the pricing of the services that the Bank offers, and the growth of demand accounts, when adjusted for the loss of public fund deposits. Commissions on credit life insurance increased $21,257, or 53.22%, to $61,197 in 2001, from $39,940 in 2000. Other income increased to $462,250 in 2001, from $344,220 in
2000, an increase of $118,030 or 35.32%. This increase is attributable to an increase of $66,033 on mortgage origination fees for third parties and an increase of $113,640 in earnings on bank-owned life insurance offset by a decrease in brokerage commissions of $67,492.

Total noninterest income increased $186,416 or 12.63%, to $1,662,429 in 2000, as compared to $1,476,013 in 1999.

Service charge income increased to $1,243,544 in 2000, from $1,108,164 in 1999, an increase of $135,380, or 12.21%. This increase was attributable to increases in the pricing of the services that the Bank offers. Commissions on credit life insurance decreased $5,938, or 12.94%, to $39,940 in 2000, from $45,878 in 1999.
Other income increased to $344,220 in 2000, from $290,064 in 1999, an increase of $54,156 or 18.67%.

                               NONINTEREST EXPENSE

                               2001           2000            1999
                           ------------   ------------   ------------
Salaries and benefits      $  4,221,498      3,841,509      3,879,425
Net occupancy                 1,414,763      1,258,739      1,003,641
Other                         2,244,493      2,125,930      1,926,946
                           ------------   ------------   ------------
         Total             $  7,880,754      7,226,178      6,810,012
                           ============   ============   ============

Total noninterest expense increased $654,576, or 9.06%, to $7,880,754 in 2001, from $7,226,178 in 2000. Other expense increased to $2,244,493 in 2001, from $2,125,930 in 2000, an increase of $118,563, or 5.58%. The increase in other expenses is due partly to an increase in ATM fees of $35,231 as transaction volume increased. Telephone expenses increased $46,756. Training expense increased $38,262 due to training related to a completed computer conversion. Salaries and other compensation expense increased $379,989 or 9.89% to $4,221,498 in 2001 from $3,841,509 for 2000. This increase is due to the increase in insurance cost of $45,503, profit sharing of $31,461, payroll taxes of $ 12,877 and a general increase in salaries along with staffing of new offices. Income tax expense for 2001 was $643,470 as compared to $669,696 in 2000. The effective tax rate in 2001 was 23.72% as compared to 24.65% in 2000.

Basic earnings per share in 2001 were $1.89, as compared to a basic earnings per share of $1.87 in 2000. Diluted earnings per share in 2001 were $1.87 and $1.86 in 2000. Return on average assets for 2001 was 0.95%, as compared to 0.93% in 2000. Return on average equity was 10.16% in 2001, as compared to 10.82% in 2000.

Total noninterest expense increased $416,166, or 6.11%, to $7,226,178 in 2000, from $6,810,012 in 1999. Other expense increased to $2,125,930 in 2000, from $1,926,946 in 1999, an increase of $198,984, or 10.33%. The increase in other expenses was due partly to increased data processing expenses of $44,545 and related professional services of $57,315. There was also an increase in activity at the Federal Reserve that increased Federal Reserve charges of $39,910. Salaries and other compensation expense decreased $37,916 or 0.98% to $3,841,509 in 2000 from $3,879,425 for 1999. This decrease was because several employees left the Bank and were replaced by employees not eligible for profit sharing at year end, causing $26,500 to be credited to expenses. Income tax expense for 2000 was $669,696 as compared to $625,762 in 1999.

Basic earnings per share in 2000 were $1.87, as compared to a basic earnings per share of $1.88 in 1999. Diluted earnings per share in 2000 were $1.86 and $1.86 in 1999. Return on average assets for 2000 was 0.93%, as compared to 0.97% in 1999. Return on average equity was 10.82% in 2000, as compared to 11.96% in 1999.

                                         LOANS AT DECEMBER 31
                           ------------------------------------------------
                                2001             2000             1999
                           --------------   --------------   --------------

Commercial, financial
     and agricultural      $   97,881,448       87,479,810       76,705,657

Real estate
     -construction              7,377,897        7,404,300        3,585,107
Real estate
     - mortgage                27,233,771       28,580,500       25,322,667
Installment loans to
     individuals               16,552,493       18,072,546       18,082,531
                           --------------   --------------   --------------
                           $  149,045,609      141,537,156      123,695,962
                           ==============   ==============   ==============

Total loans increased to $149,045,609 at December 31, 2001, from $141,537,156 at year end 2000, an increase of $7,508,453, or 5.30%. Commercial, financial and agricultural loans increased to $97,881,448 at year end 2001, from $87,479,810 at December 31, 2000. Most of the increase can be attributed to the new Baldwin County offices, more competitive pricing in present markets, and a growth in agricultural loans. Real Estate construction loans decreased by $26,403 or 0.36% in 2001 to $7,377,897 from $7,404,300 in 2000. The majority of these loans are for 1-4 family and owner-occupied commercial building. Real Estate mortgage loans decreased in 2001 by $1,346,729 or 4.67% to $27,233,771 from $28,850,500 in 2000, primarily due to refinancing. Installment loans to individuals decreased to $16,552,493 at December 31, 2001, when compared to $18,072,546 at year end 2000. The ratio of loans to deposits on December 31, 2001, was 82.76%, as compared to 73.87% in 2000.

Total loans increased to $141,537,156 at December 31, 2000, from $123,695,962 at year end 1999, an increase of $17,841,194, or 14.42%. Commercial, financial and agricultural loans increased to $87,479,810 at year end 2000, from $76,705,657 at December 31, 1999. Most of the increase was attributable to the Baldwin County markets, and more competitive pricing in present markets. Real Estate construction loans increased by $3,819,193 or 106.53% in 2000 to $7,404,300 from $3,585,107 in 1999. The increase in these loans was related to the increased economic activity in Baldwin County, one of the fastest growing counties in Alabama. The majority of these loans are for 1-4 family and owner-occupied commercial building. Real Estate mortgage loans increased in 2000 by $3,257,833 or 12.86% to $28,580,500 from $25,322,667 in 1999. Installment loans to individuals remained level at $18,072,546 at December 31, 2000, when compared to $18,082,531 at year end 1999. The ratio of loans to deposits on December 31, 2000, was 73.88%, as compared to 67.51% in 1999.

                                    LIQUIDITY

One of the Bank's goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank's traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank's liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank's traditional sources of liquidity be constrained, forcing the Bank to purse avenues of funding not typically used, the Bank's net interest margin could be impacted negatively.

As of December 31, 2001, management believes liquidity was adequate. The corporation relies primarily on the Bank for its liquidity needs. In addition to $2,644,000 in federal funds sold, the balance of the Bank's cash and due from banks was $16,704,812 at year end. At December 31, 2001 the gross loan to deposit ratio was 82.57%. The Corporation's bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. A contract with a public entity that maintained accounts with an aggregate balance of $20,741,491 at the end of December, 2000, ended March 1, 2000. The Bank replaced these funds with FHLB advances, internet time deposits and the sale of securities. The Bank did not experience any liquidity problems from the withdrawal of these funds.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities used $13,115,677 in cash in 2001, with the majority of this coming from a net decrease in deposits. The investing activities of the Corporation provided $9,590,738 of the cash flows primarily from the investment portfolio of the Bank. Operations provided $2,513,578 in cash flows with these funds coming from net income and depreciation for the year ended December 31, 2001.

                            INTEREST RATE SENSITIVITY
                       Interest Rate Sensitivity Analysis
                             Year Ended December 31
                                      2001
                                 (In Thousands)

                                                  Three        Three
                                                  Months       To Six     Six Months     1 to 5        5 Years
                                                 Or Less       Months     to One Year    Years         Or After       Total
                                               ----------    ----------   -----------    ----------   ----------    ----------

Earning Assets:
Loans, net of unearned
    income                                     $   13,710        14,781        22,737        74,688       23,130       149,046
Taxable securities AFS                                130         1,006             0         2,502       19,378        23,016
Tax exempt securities AFS                               0             0            45         2,815       15,291        18,151
Federal Funds Sold & Securities Purchased
Under agreements to resale                          2,644             0             0             0            0         2,644
Other Earning Assets                                    0             0             0             0          756           756
                                               ----------    ----------    ----------    ----------   ----------    ----------
Total Interest Earning Assets                  $   16,484        15,787        22,782        80,005       58,555       193,613
                                               ==========    ==========    ==========    ==========   ==========    ==========
Interest Bearing Liabilities
Demand Deposits                                $        0             0             0             0       26,494        26,494
Savings Deposits                                        0             0             0             0       15,016        15,016
Certificates of Deposit less
    than $100,000                                  22,985        20,001        18,498         9,380            0        70,864
Certificates of Deposit
    greater than $100,000                          17,992         7,027         7,803         1,907            0        34,729
Federal Funds Purchased and
    securities sold under
    agreement to repurchase                         9,096             0             0             0            0         9,096
Other Short Term Borrowings                           416             0             0             0            0           416
Federal Home Loan Bank Borrowing                                  1,000         1,000            77        4,158         6,235
                                               ----------    ----------    ----------    ----------   ----------    ----------
TOTAL Interest Bearing Source                  $   50,489        28,028        27,301        11,364       45,668       162,850
                                               ==========    ==========    ==========    ==========   ==========    ==========
    Liabilities
Non Interest Bearing Source
    of Funds                                            0             0             0             0       33,407        33,407
                                               ----------    ----------    ----------    ----------   ----------    ----------
Interest Sensitivity Gap                          (34,005)      (12,241)       (4,519)       68,641      (20,520)       (2,644)
Cumulative Gap                                    (34,005)      (46,246)      (50,765)       17,876       (2,644)

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank's performance. See Item 7A.

                                CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 2001 was 9.31% as compared to 8.58% in 2000. Total stockholders' equity on December 31, 2001 was $21,846,493, an increase of $1,742,020, or 8.66%, from $20,104,473 at year end 2000. This increase is the result of the Corporation's net earnings during 2001, less dividends declared to stockholders of $658,080, plus other comprehensive income of $263,997, the sale of stock and the exercise of stock options. The Corporation's risk based capital of $23,570,000, or 14.54%, at December 31, 2001, was well above the Corporation's minimum risk based capital requirement of $12,972,000 or 8.0% of risk weighted assets. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future; however, continued growth into new markets may require the Bank to access external funding sources.

                           FORWARD LOOKING STATEMENTS

         When used or incorporated by reference herein, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth elsewhere herein, as well as the possibilities of (i) increases in competitive pressures in the banking industry, particularly with respect to community banks;
(ii) costs or difficulties, relating to the planned increase in the number of Bank offices, which are greater than expected based on prior experience; (iii) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in deterioration in loan demand, credit quality and/or borrower liquidity, among other things; (iv) changes which may occur in the regulatory environment; and (v) large and/or rapid changes in interest rates. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in market interest rates. The Bank uses the Asset liability model developed by HNC, an independent third party vendor, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value of equity at each rate. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 2001. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                 (In thousands)

 INCREASE (DECREASE)                    CHANGE IN      CHANGE IN
        IN                  MARKET       MARKET         MARKET
   INTEREST RATES           VALUE        VALUE          VALUE
   (BASIS POINTS)           EQUITY       EQUITY        EQUITY(%)
 -------------------       --------     ---------      ---------
       300                 $ 41,726        2,788           7
       200                   41,188        2,250           6
       100                   40,358        1,420           4
         0                   38,938            0           0
      (100)                  36,907       (2,031)         (5)
      (200)                  34,426       (4,512)        (12)
      (300)                  31,301       (7,637)        (20)

The preceding table indicates that at December 31, 2001, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 are included in the following pages shown in the index below.


         Index to Financial Statements                                         Page(s)
         -----------------------------                                         -------
         Independent Auditors' Report                                             F1

         Consolidated Balance Sheets as of December 31,
                  2001 and 2000                                                   F2

         Consolidated Statements of Operations for
                  the years ended December 31, 2001, 2000,
                  and 1999                                                        F4

         Consolidated Statements of Stockholders'
                  Equity and Other Comprehensive Income
                  for the years ended December 31,
                  2001, 2000, and 1999                                            F5

         Consolidated Statements of Cash Flows for
                  the years ended December 31, 2001, 2000,
                  and 1999                                                        F6

         Notes to Consolidated Financial
                  Statements - December 31, 2001, 2000,
                  and 1999                                                        F8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
United Bancorporation of Alabama, Inc.:


We have audited the accompanying consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                        /s/ KPMG LLP

Birmingham, Alabama
February 27, 2002

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                  ASSETS                                       2001             2000
                                                                           ------------     ------------
Cash and due from banks                                                    $ 16,704,812       18,360,173
Federal funds sold and securities purchased under agreements
     to resell                                                                2,644,000        2,000,000
                                                                           ------------     ------------
                 Cash and cash equivalents                                   19,348,812       20,360,173
Investment securities available for sale, at fair value (cost of
     $41,167,492 and $46,160,342 at December 31, 2001 and 2000,
     respectively)                                                           41,615,592       46,168,451
Investment securities held to maturity (fair value of $14,011,852
     at December 31, 2000)                                                           --       13,975,608
Loans                                                                       149,045,609      141,537,156
Less: Unearned income                                                                --            2,548
      Allowance for loan losses                                               1,993,245        1,939,307
                                                                           ------------     ------------
                 Net loans                                                  147,052,364      139,595,301
Premises and equipment, net                                                   5,901,032        4,998,341
Interest receivable                                                           1,979,310        2,578,553
Other assets                                                                  4,058,422        3,810,168





                                                                           ------------     ------------
                 Total assets                                              $219,955,532      231,486,595
                                                                           ============     ============





                                                                     (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY                         2001             2000
                                                                           ------------     ------------
Deposits:
    Noninterest bearing                                                    $ 33,406,633       30,020,542
    Interest bearing                                                        147,102,536      161,569,137
                                                                           ------------     ------------
                Total deposits                                              180,509,169      191,589,679
Securities sold under agreements to repurchase                                9,069,292       10,666,554
Advances from Federal Home Loan Bank                                          6,235,327        5,889,148
Treasury, tax and loan account                                                  415,728          595,785
Accrued expenses and other liabilities                                        1,879,523        2,640,956
                                                                           ------------     ------------
                Total liabilities                                           198,109,039      211,382,122
Stockholders' equity:
    Class A common stock, $.01 par value
       Authorized 5,000,000 shares; 1,159,481 and 1,156,881
       shares issued in 2001 and 2000, respectively                              11,595           11,569
    Class B common stock, $.01 par value
       Authorized 250,000 shares; no shares issued                                   --               --
    Preferred stock, $.01 par value
       Authorized 250,000 shares; no shares issued                                   --               --
    Surplus                                                                   5,056,304        4,994,477
    Retained earnings                                                        16,961,631       15,550,141
    Accumulated other comprehensive income, net of deferred taxes
       of $179,237 and $3,244 in 2001 and 2000, respectively                    268,863            4,866
                                                                           ------------     ------------
                                                                             22,298,393       20,561,053
    Less 62,181 and 62,649 treasury shares at cost in 2001
       and 2000, respectively                                                   451,900          456,580
                                                                           ------------     ------------
                Total stockholders' equity                                   21,846,493       20,104,473
Commitments and contingencies
                                                                           ------------     ------------
                Total liabilities and stockholders' equity                 $219,955,532      231,486,595
                                                                           ============     ============

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000, and 1999

                                                                               2001             2000             1999
                                                                           ------------     ------------     ------------
Interest income:
    Interest and fees on loans                                             $ 13,029,747       13,004,220       11,593,789
    Interest on investment securities:
          Taxable                                                             1,939,741        2,706,169        2,486,621
          Nontaxable                                                            957,204        1,142,995        1,022,963
                                                                           ------------     ------------     ------------
             Total interest on investment securities                          2,896,945        3,849,164        3,509,584
                                                                           ------------     ------------     ------------
    Other interest income                                                       294,187          457,097          234,819
                                                                           ------------     ------------     ------------
             Total interest income                                           16,220,879       17,310,481       15,338,192
                                                                           ------------     ------------     ------------
Interest expense:
    Interest on deposits                                                      6,638,940        7,425,980        5,903,334
    Interest on other borrowed funds                                            812,102        1,129,485        1,031,321
                                                                           ------------     ------------     ------------
             Total interest expense                                           7,451,042        8,555,465        6,934,655
                                                                           ------------     ------------     ------------
             Net interest income                                              8,769,837        8,755,016        8,403,537
Provision for loan losses                                                       480,000          475,000          496,000
                                                                           ------------     ------------     ------------
             Net interest income after provision for loan losses              8,289,837        8,280,016        7,907,537
Noninterest income:
    Service charges on deposits                                               1,607,296        1,243,544        1,108,164
    Commissions on credit life insurance                                         61,197           39,940           45,878
    Investment securities gains, net                                            173,214           34,725           31,907
    Other                                                                       462,250          344,220          290,064
                                                                           ------------     ------------     ------------
             Total noninterest income                                         2,303,957        1,662,429        1,476,013
                                                                           ------------     ------------     ------------
Noninterest expense:
    Salaries and benefits                                                     4,221,498        3,841,509        3,879,425
    Net occupancy expense                                                     1,414,763        1,258,739        1,003,641
    Other                                                                     2,244,493        2,125,930        1,926,946
                                                                           ------------     ------------     ------------
             Total noninterest expense                                        7,880,754        7,226,178        6,810,012
                                                                           ------------     ------------     ------------
             Earnings before income taxes                                     2,713,040        2,716,267        2,573,538
Income tax expense                                                              643,470          669,696          625,762
                                                                           ------------     ------------     ------------
             Net earnings                                                  $  2,069,570        2,046,571        1,947,776
                                                                           ============     ============     ============
Basic earnings per share                                                   $       1.89             1.87             1.88
Basic weighted average shares outstanding                                     1,095,706        1,091,538        1,034,346
Diluted earnings per share                                                 $       1.87             1.86             1.86
Diluted weighted average shares outstanding                                   1,108,630        1,100,702        1,046,799
See accompanying notes to consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000, and 1999



                                                                          COMMON                          RETAINED
                                                          SHARES          STOCK          SURPLUS          EARNINGS
                                                       ------------    ------------    ------------     ------------
Balance December 31, 1998                                 1,096,320          10,964       3,476,518       12,741,206
    Net earnings                                                 --              --              --        1,947,776
    Unrealized change in fair value investment
      securities available for sale, net                         --              --              --               --

    Comprehensive income

    Cash dividends declared ($0.55 per share)                    --              --              --         (584,112)
    Amortization of difference between fair value
      and exercise price of stock options                        --              --         193,359               --
    Exercise of stock options                                 5,000              50          79,950               --
    Sale of common stock                                     47,961             480       1,054,662               --
                                                       ------------    ------------    ------------     ------------
Balance December 31, 1999                                 1,149,281          11,494       4,804,489       14,104,870
    Net earnings                                                 --              --              --        2,046,571
    Unrealized change in fair value investment
      securities available for sale, net                         --              --              --               --

    Comprehensive income

    Cash dividends declared ($0.55 per share)                    --              --              --         (601,300)
    Amortization of difference between fair value
      and exercise price of stock options                        --              --          45,760               --
    Exercise of stock options                                 5,600              55          89,545               --
    Sale of common stock                                      2,000              20          43,980               --
    Sale of treasury stock under employee
      stock purchase plan                                        --              --          10,703               --
                                                       ------------    ------------    ------------     ------------
Balance December 31, 2000                                 1,156,881    $     11,569       4,994,477       15,550,141
    Net earnings                                                                                           2,069,570
    Unrealized change in fair value investment
      securities available for sale, net                         --              --              --               --

    Comprehensive income

    Cash dividends declared ($0.60 per share)                    --              --              --         (658,080)
    Amortization of difference between fair value
      and exercise price of stock options                        --              --          12,480               --
    Exercise of stock options                                 2,600              26          41,574               --
    Sale of treasury stock under employee
      stock purchase plan                                        --                           7,773               --
                                                       ------------    ------------    ------------     ------------
Balance December 31, 2001                                 1,159,481    $     11,595       5,056,304       16,961,631
                                                       ============    ============    ============     ============

                                                         ACCUMULATED
                                                            OTHER                             TOTAL
                                                        COMPREHENSIVE       TREASURY      STOCKHOLDERS'    COMPREHENSIVE
                                                            INCOME           STOCK            EQUITY           INCOME
                                                        -------------     ------------    -------------    -------------
Balance December 31, 1998                                     284,877         (465,590)      16,047,975
    Net earnings                                                   --               --        1,947,776        1,947,776
    Unrealized change in fair value investment
      securities available for sale, net                   (1,093,477)              --       (1,093,477)      (1,093,477)
                                                                                                            ------------
    Comprehensive income                                                                                         854,299
                                                                                                            ============
    Cash dividends declared ($0.55 per share)                      --               --         (584,112)
    Amortization of difference between fair value
      and exercise price of stock options                          --               --          193,359
    Exercise of stock options                                      --               --           80,000
    Sale of common stock                                           --               --        1,055,142
                                                         ------------     ------------     ------------
Balance December 31, 1999                                    (808,600)        (465,590)      17,646,663
    Net earnings                                                   --               --        2,046,571        2,046,571
    Unrealized change in fair value investment
      securities available for sale, net                      813,466               --          813,466          813,466
                                                                                                            ------------
    Comprehensive income                                                                                       2,860,037
                                                                                                            ============
    Cash dividends declared ($0.55 per share)                      --               --         (601,300)
    Amortization of difference between fair value
      and exercise price of stock options                          --               --           45,760
    Exercise of stock options                                      --               --           89,600
    Sale of common stock                                           --               --           44,000
    Sale of treasury stock under employee
      stock purchase plan                                          --            9,010           19,713
                                                         ------------     ------------     ------------
Balance December 31, 2000                                       4,866         (456,580)      20,104,473
    Net earnings                                                   --               --        2,069,570        2,069,570
    Unrealized change in fair value investment
      securities available for sale, net                      263,997               --          263,997          263,997
                                                                                                            ------------
    Comprehensive income                                                                                       2,333,567
                                                                                                            ============
    Cash dividends declared ($0.60 per share)                      --               --         (658,080)
    Amortization of difference between fair value
      and exercise price of stock options                          --               --           12,480
    Exercise of stock options                                      --               --           41,600
    Sale of treasury stock under employee
      stock purchase plan                                          --            4,680           12,453
                                                         ------------     ------------     ------------
Balance December 31, 2001                                     268,863         (451,900)      21,846,493
                                                         ============     ============     ============

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000, and 1999

                                                                           2001              2000              1999
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
    Net earnings                                                       $  2,069,570         2,046,571         1,947,776
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
          Provision for loan losses                                         480,000           475,000           496,000
          Compensation expense arising from stock
             option awards                                                   12,480            45,760           193,359
          Depreciation of premises and equipment                            610,438           511,545           393,352
          Net amortization of premium
             on investment securities                                        28,742            89,274           234,192
          Gains on sales of investment
             securities available for sale, net                            (173,214)          (34,725)          (31,907)
          Deferred income taxes                                               6,008           (45,271)         (146,436)
          Decrease (increase) in interest receivable                        599,243          (379,596)           25,485
          (Increase) decrease in other assets                              (182,263)       (1,853,095)         (219,580)
          (Increase) decrease in accrued expenses
             and other liabilities                                         (937,426)          233,974           581,696
                                                                       ------------      ------------      ------------
               Net cash provided by operating activities                  2,513,578         1,089,437         3,473,937
                                                                       ------------      ------------      ------------
Cash flows from investing activities:
    Proceeds from maturities, calls, and principal
       repayments of investment securities held to maturity                      --         1,533,328         1,446,418
    Proceeds from maturities, calls, and principal
       repayments of investment securities available for sale            17,477,907         6,813,946        12,016,772
    Proceeds from sales of investment
       securities available for sale                                      9,443,336         4,627,751         7,499,649
    Purchases of investment securities available for sale                (7,808,314)      (13,970,942)      (10,499,196)
    Net increase in loans                                                (8,009,062)      (18,070,061)      (19,406,572)
    Purchases of premises and equipment                                  (1,513,129)         (529,902)       (2,505,402)
    Proceeds from sales of other real estate                                     --            72,304            26,948
                                                                       ------------      ------------      ------------
               Net cash provided by (used in) investing
                  activities                                              9,590,738       (19,523,576)      (11,421,383)
                                                                       ------------      ------------      ------------

                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                  Years ended December 31, 2001, 2000, and 1999

                                                                     2001              2000              1999
                                                                 ------------      ------------      ------------
Cash flows from financing activities:
    Net (decrease) increase in deposits                          $(11,080,510)        8,381,228        30,381,912
    Net (decrease) increase in securities sold under
       agreements to repurchase                                    (1,597,262)        1,731,551        (2,875,185)
    Cash dividends                                                   (658,080)         (601,300)         (584,112)
    Exercise of stock options                                          41,600            89,600            80,000
    Proceeds from sale of common stock                                     --            44,000         1,055,142
    Proceeds from sale of treasury stock                               12,453            19,713                --
    Advance from FHLB                                               2,000,000                --         3,340,406
    Repayments of advances from FHLB                               (1,653,821)       (3,898,614)
    (Decrease) increase in other borrowed funds                      (180,057)           71,044           475,472
                                                                 ------------      ------------      ------------
               Net cash (used in) provided by financing
                  activities                                      (13,115,677)        5,837,222        31,873,635
Net (decrease) increase in cash and cash equivalents               (1,011,361)      (12,596,917)       23,926,189
Cash and cash equivalents, beginning of year                       20,360,173        32,957,090         9,030,901
                                                                 ------------      ------------      ------------
Cash and cash equivalents, end of year                           $ 19,348,812        20,360,173        32,957,090
                                                                 ============      ============      ============
Supplemental disclosures:
    Cash paid during the year for:
       Interest                                                  $  7,843,008         8,003,132         6,925,803
       Income taxes                                                   864,980           682,305           746,750
    Noncash transactions:
       Transfer of loans to other real estate
          through foreclosure                                    $     72,000            82,539                --
       Transfer of securities from held to maturity to
          available for sale                                       13,975,608                --                --

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


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

       (b)    BASIS OF PRESENTATION

              The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

              Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

              Management believes the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in Alabama, as substantially all loans are to borrowers within the state. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

       (c)    CASH EQUIVALENTS

              The Company considers due from banks and federal funds sold to be cash equivalents. Federal funds are generally sold for one-day periods.

       (d)    INVESTMENT SECURITIES

              Investment securities are classified in one of three portfolios:
              (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are to be stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


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

              A decline in the fair value of any security below amortized cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

       (e)    LOANS

              Interest income on loans is credited to earnings based on the principal amount outstanding at the respective rate of interest. Accrual of interest on loans is discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


              Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience and such other factors, which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

       (j)    STOCK OPTION PLAN

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

              Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming hypothetical fair value method application. See note 10 for pro forma disclosures required by SFAS No. 123.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       (k)    EARNINGS PER SHARE

              Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share.

       (l)    BUSINESS SEGMENTS

              SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment - commercial banking.

       (m)    RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For the Company, SFAS No. 133 as amended was effective January 1, 2001. Upon adoption of SFAS No. 133, management reclassified securities with a book value of $13,975,608 and a fair value of $14,011,852 from the held-to-maturity classification to available-for-sale classification as permitted by the Standard. This resulted in an increase of accumulated other comprehensive income of $21,746, which was net of a corresponding deferred tax liability of $14,498. Otherwise, the adoption of SFAS No. 133 has had no impact on the consolidated financial statements of the Corporation.

              In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is applicable to all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of the Company's activities, SFAS No. 140 has had no impact on the consolidated financial statements of the Corporation.

              In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is required to adopt the provision of SFAS No. 141 effective


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


              immediately and SFAS No. 142 effective January 1, 2002. The Company does not currently have any goodwill capitalized on its balance sheet. Accordingly, the Company currently does not expect the adoption of SFAS Nos. 141 and 142 to have an impact on the consolidated financial statements of the Company.

              In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, an entity must capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after September 15, 2002. The Corporation is currently assessing whether SFAS No. 143 will have an impact on its consolidated financial statements.

              In July 2001, the Office of the Chief Accountant and the Division of Corporation Finance of the Securities and Exchange Commission (the Commission) released Staff Accounting Bulletin No. 102 (SAB
              102), Selected Loan Loss Allowance Methodology and Documentation Issues, which provides certain views of the Commission staff on the development, documentation, and application of a systematic loan loss allowance methodology. SAB 102 does not change any of the accounting profession's existing rules on accounting for loan loss provision or allowances. Rather, the SAB draws upon existing guidance, in Commission rules and interpretations, generally accepted accounting principles, and generally accepted auditing standards, and explains certain view of the Commission staff on applying existing guidance related to loan loss allowance methodologies and supporting documentation. SAB 102 is effective immediately and has not had a significant impact on the Company's consolidated financial statements.

              In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting and Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


              The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the year ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.
              121. The provisions of the statement for assets held for sale or other disposals generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot fully determine the potential effects that adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

(2)    CASH AND DUE FROM BANKS

       The Corporation's subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $1,052,000 and $1,023,000 at December 31, 2001 and 2000, respectively.

(3)    INVESTMENT SECURITIES

       No investment securities were classified as held to maturity as of December 31, 2001.

       The amortized cost and fair value of investment securities held to maturity at December 31, 2000 were as follows:

                                                                GROSS              GROSS
                                              AMORTIZED       UNREALIZED         UNREALIZED
                                                COST            GAINS              LOSSES          FAIR VALUE
                                            --------------  ----------------    ------------      ------------

       U.S. government agencies
         excluding mortgage-backed
         securities                          $  2,995,318            2,182           (46,260)        2,951,240
       State and political
         subdivisions                           9,297,013          107,315           (34,381)        9,369,947
       Mortgage-backed securities               1,683,277           12,150            (4,762)        1,690,665
                                             ------------     ------------      ------------      ------------

                                             $ 13,975,608          121,647           (85,403)       14,011,852
                                             ============     ============      ============      ============


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       The amortized cost and fair value of investment securities available for sale at December 31, 2001 and 2000 were as follows:

                                                                  GROSS            GROSS
                                               AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                                 COST             GAINS            LOSSES            VALUE
                                             ------------     ------------      ------------      ------------

2001
    U.S. Treasury                            $  1,506,392           37,828                --         1,544,220
    U.S. government agencies,
      excluding mortgage-backed
      securities                                2,087,767           85,068           (23,220)        2,149,615
    State and political subdivisions           18,532,023          248,324          (135,173)       18,645,174
    Mortgage-backed securities                 18,049,489          272,639           (38,285)       18,283,843
    Corporate notes and other                     991,821           16,166           (15,247)          992,740
                                             ------------     ------------      ------------      ------------

                                             $ 41,167,492          660,025          (211,925)       41,615,592
                                             ============     ============      ============      ============

2000
    U.S. Treasury                            $  6,550,881            8,291           (17,282)        6,541,890
    U.S. government agencies,
      excluding mortgage-backed
      securities                                4,191,571           51,792           (39,563)        4,203,800
    State and political subdivisions           12,010,159          169,604          (131,384)       12,048,379
    Mortgage-backed securities                 22,905,303          134,356          (156,627)       22,883,032
    Corporate notes and other                     502,428               --           (11,078)          491,350
                                             ------------     ------------      ------------      ------------

                                             $ 46,160,342          364,043          (355,934)       46,168,451
                                             ============     ============      ============      ============

       The amortized cost and fair value of debt securities classified as investment securities available for sale at December 31, 2001, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                             AMORTIZED COST     FAIR VALUE
                                                             --------------    ------------

       Investment securities available for sale:
       Due in one year or less                                $  1,181,970        1,200,102
       Due after one year through five years                     5,080,762        5,168,802
       Due after five years through ten years                    6,369,806        6,446,763
       Due after ten years                                      10,485,465       10,516,082
                                                              ------------     ------------

                     Subtotal                                   23,118,003       23,331,749

       Mortgage-backed securities                               18,049,489       18,283,843
                                                              ------------     ------------

                     Total                                    $ 41,167,492       41,615,592
                                                              ============     ============


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       Proceeds from sales of investment securities available for sale during 2001, 2000, and 1999, were $9,443,336, $4,627,751, and $7,499,649, respectively. Gross gains of $225,376 and gross losses of $52,162 were realized on those sales in 2001. Gross gains of $40,041 and gross losses of $5,316 were realized on those sales in 2000. Gross gains of $43,974 and gross losses of $12,067 were realized on those sales in 1999.

       Securities with carrying values of $30,112,910 and $51,207,392 at December 31, 2001 and 2000, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

(4)    LOANS AND ALLOWANCE FOR LOAN LOSSES

       At December 31, 2001 and 2000, the composition of the loan portfolio was as follows:

                                                                       2001             2000
                                                                   ------------     ------------

       Commercial and financial                                    $ 78,792,276       72,608,370
       Agricultural                                                  19,089,172       14,871,440
       Real estate - construction                                     7,377,897        7,404,300
       Real estate - 1-4 family residential mortgage                 27,233,771       28,580,500
       Installment loans to individuals                              16,552,493       18,072,546
                                                                   ------------     ------------

                     Total                                         $149,045,609      141,537,156
                                                                   ============     ============

       A summary of the transactions in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999 follows:

                                                            2001             2000             1999
                                                        ------------     ------------     ------------

       Balance at beginning of year                     $  1,939,307        1,676,274        1,428,492
       Provision charged to earnings                         480,000          475,000          496,000

             Less: Loans charged-off                         479,901          252,430          297,358
             Plus: Loan recoveries                            53,839           40,463           49,140
                                                        ------------     ------------     ------------

       Net charge-offs                                       426,062          211,967          248,218
                                                        ------------     ------------     ------------

                     Balance at end of year             $  1,993,245        1,939,307        1,676,274
                                                        ============     ============     ============

       Loans on which the accrual of interest had been discontinued or reduced amounted to $2,184,316 and $386,213 as of December 31, 2001 and 2000,
       respectively. If these loans had been current throughout their terms, interest income would have been increased by $123,443, $48,630, and $36,625, for 2001, 2000, and 1999, respectively. At December 31, 2000, the Company had impaired loans of $72,811. At December 31, 2001 and 1999, the Company had no significant impaired loans.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       During 2000 and 1999, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these related parties at December 31, 2001 and 2000, amounted to $5,874,226 and $5,006,428, respectively. The change from December 31, 2000 to December 31, 2001 reflects advances amounting to $1,681,145 and payments of $813,347 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

(5)    PREMISES AND EQUIPMENT

       At December 31, 2001 and 2000, premises and equipment were as follows:

                                                            2001             2000
                                                        ------------     ------------

       Land                                             $  1,072,612        1,066,112
       Buildings and leasehold improvements                4,433,492        4,488,710
       Furniture, fixtures and equipment                   3,885,957        3,097,827
       Automobiles                                           133,475          136,919
                                                        ------------     ------------

                                                           9,525,536        8,789,568
         Less accumulated depreciation                     3,624,504        3,791,227
                                                        ------------     ------------

                                                        $  5,901,032        4,998,341
                                                        ============     ============

(6)    BORROWED FUNDS

       The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 2001:

                                                                       INTEREST
                                 MATURITY DATE                           RATE
                                 -------------                       ------------

       April 2002                                                          4.45%     $  1,000,000
       October 2002                                                        4.66%        1,000,000
       June 2006                                                           7.19%           77,535
       March 2011                                                          4.22%        2,000,000
       May 2012                                                            7.41%          123,200
       July 2017                                                           6.93%        1,040,000
       September 2017                                                      6.82%          590,625
       August 2017                                                         6.84%          171,675
       July 2020                                                           7.54%          232,292
                                                                                     ------------

                     Total (weighted average rate of 5.350%)                         $  6,235,327
                                                                                     ============

       At December 31, 2001, the advances were collateralized by a blanket pledge of first-mortgage residential loans.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(7)    DEPOSITS

       At December 31, 2001 and 2000, deposits were as follows:

                                                                       2001             2000
                                                                   ------------     ------------

       Noninterest bearing accounts                                $ 33,406,633       30,020,542
       NOW accounts                                                  19,274,192       44,755,793
       Money market investment accounts                               7,218,784        7,107,980
       Savings account                                               15,016,012       14,286,862
       Time deposits:
           Certificates of deposit less than $100,000                70,864,115       65,663,087
           Certificates of deposit greater than $100,000             34,729,433       29,755,415
                                                                   ------------     ------------

                     Total deposits                                $180,509,169      191,589,679
                                                                   ============     ============

       Interest expense on certificates of deposit greater than $100,000 amounted to $1,337,682, $1,463,856, and $1,183,108 for the years ended
       December 31, 2001, 2000, and 1999, respectively.

       The Bank had a contract between it and a public entity that ended March 1, 2001. That entity maintained several accounts which had an aggregate account balance of $20,741,491 at the end of December 2000. The contract was not renewed and these funds were withdrawn from the Bank in 2001.

(8)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

       The maximum amount of outstanding securities sold under agreements to repurchase during 2001 and 2000 was $15,815,554 and $13,228,003, respectively. The weighted average borrowing rate at December 31, 2001 and 2000 was 1.00% and 5.72%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2001 and 2000 was $11,612,232 and $10,665,742, respectively. The weighted average borrowing rate during the years ended December 31, 2001 and 2000 was 3.15% and 5.52%, respectively. Securities underlying these agreements are under the Company's control.

(9)    INCOME TAXES

       Total income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 was allocated as follows:

                                                                 2001           2000           1999
                                                              ----------     ----------     ----------

       Income from continuing operations                      $  643,470        669,696        625,762
                                                              ==========     ==========     ==========

       Stockholders' equity, for other comprehensive
           income                                             $  176,878        542,360       (728,985)
                                                              ==========     ==========     ==========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2001, 2000, and 1999 were as follows:

                                                           2001            2000            1999
                                                        ----------      ----------      ----------

       Current:
         Federal                                        $  580,936         599,579         711,105
         State                                              56,526         115,388          61,093
                                                        ----------      ----------      ----------

                 Total                                     637,462         714,967         772,198

       Deferred:
         Federal                                             7,866         (40,280)       (134,478)
         State                                              (1,858)         (4,991)        (11,958)
                                                        ----------      ----------      ----------

                 Total                                       6,008         (45,271)       (146,436)
                                                        ----------      ----------      ----------

                 Total income tax expense               $  643,470         669,696         625,762
                                                        ==========      ==========      ==========

       Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

                                                                 2001            2000            1999
                                                              ----------      ----------      ----------

       Income tax at statutory rate                           $  922,434         923,531         875,003
       Increase (decrease) resulting from:
           Tax exempt interest                                  (342,371)       (406,384)       (371,959)
           Interest disallowance                                  46,908          60,867          67,438
           Deferred compensation                                  10,077          12,186          11,739
           State income tax net of federal benefit                36,081          72,862          32,429
           Premium amortization on tax exempt
             investment securities                                 8,722          21,382          23,362
           Cash surrendered value of life insurance              (34,962)             --              --
       Other, net                                                 (3,419)        (14,748)        (12,250)
                                                              ----------      ----------      ----------

                                                              $  643,470         669,696         625,762
                                                              ==========      ==========      ==========


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                                                     2001           2000
                                                                                  ----------     ----------

       Deferred tax assets:
       Loans, principally due to the allowance for loan losses                    $  448,241        425,765
       Other real estate, principally due to differences in carrying value            20,925         43,695
       Accrued expenses                                                               31,384         42,157
       Security writedown                                                              4,427          4,399
       Other                                                                              42             65
                                                                                  ----------     ----------

                     Total deferred tax assets                                       505,019        516,081
                                                                                  ----------     ----------

       Deferred tax liabilities:
       Premises and equipment, principally due to difference in
           depreciation                                                              172,860        170,503
       Investment securities available for sale                                      179,237          3,244
       Discount accretion                                                             40,468         26,429
       Accrued employee benefits                                                          --         21,996
       Other                                                                             546             --
                                                                                  ----------     ----------

                     Total deferred tax liabilities                                  393,111        222,172
                                                                                  ----------     ----------

                     Net deferred tax asset (included in other assets)            $  111,908        293,909
                                                                                  ==========     ==========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(10)   STOCK OPTION PLAN

       The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the
       Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 77,000 shares of Class A Stock. On May 5, 1999, options for shares totaling 42,480 were awarded under the Plan. Of the 42,480 shares, 19,440 vested immediately and the remaining 23,040 vest over a period of three years from the grant date. The changes in outstanding options are as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                             SHARES UNDER      EXERCISE PRICE
                                                OPTION          PER SHARE
                                             ------------      -------------

       Balance at December 31, 1999                41,560      $      18.01
       Granted                                      4,080             31.30
       Surrendered                                     --                --
       Exercised                                   (5,600)            16.00
                                             ------------      ------------

       Balance at December 31, 2000                40,040             19.65
                                             ------------      ------------

       Granted                                      4,080             32.50
       Surrendered                                     --                --
       Exercised                                   (2,600)            16.00
                                             ------------      ------------

       Balance at December 31, 2001                41,520      $      21.14
                                             ============      ============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       Stock options outstanding and exercisable on December 31, 2001 and 2000 were as follows:

                                     2001
---------------------------------------------------------------------------------
                                                       WEIGHTED AVERAGE REMAINING
EXERCISE PRICE PER SHARE       SHARES UNDER OPTION     CONTRACTUAL LIFE IN YEARS
------------------------       -------------------     --------------------------

Outstanding:
        $16.00                            25,200                         7.0
         22.50                             4,080                         7.0
         30.00                             4,080                         8.0
         31.30                             4,080                         9.0
         32.50                             4,080                        10.0
-------------------          -------------------        --------------------

     $16.00 - 32.50                       41,520                         7.6
===================          ===================        ====================

Exercisable:
        $16.00                            25,200                         7.0
         22.50                             4,080                         7.0
         30.00                             4,080                         8.0
         31.30                             4,080                         9.0
         32.50                             4,080                        10.0
-------------------          -------------------        --------------------

     $16.00 - 32.50                       41,520                         7.6
===================          ===================        ====================

                                     2000
---------------------------------------------------------------------------------
                                                       WEIGHTED AVERAGE REMAINING
EXERCISE PRICE PER SHARE       SHARES UNDER OPTION     CONTRACTUAL LIFE IN YEARS
------------------------       -------------------     --------------------------

Outstanding:
        $16.00                            27,800                         8.0
         22.50                             4,080                         8.0
         30.00                             4,080                         9.0
         31.30                             4,080                        10.0
-------------------          -------------------        --------------------

     $16.00 - 31.30                       40,040                         8.3
===================          ===================        ====================

Exercisable:
        $16.00                             20,120                        8.0
         22.50                              4,080                        8.0
         30.00                              4,080                        9.0
         31.30                              4,080                       10.0
-------------------           -------------------       --------------------

     $16.00 - 31.30                        32,360                        8.4
===================           ===================       ====================


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's net earnings and earnings per share for the years ended December 31, 2001, 2000, and 1999 would have been impacted as shown in the following table:

                                                            2001             2000             1999
                                                        ------------     ------------     ------------

       Reported net earnings                            $  2,069,570        2,046,571        1,947,776
       Pro forma net earnings                              2,058,300        2,035,300        1,872,800
       Reported diluted earnings
         per share                                              1.87             1.86             1.86
       Pro forma diluted earnings
         per share                                              1.86             1.85             1.79

       The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            2001             2000             1999
                                                        ------------     ------------     ------------

       Expected life of option                                10 yrs           10 yrs           10 yrs
       Risk-free interest rate                                  3.50%            4.15%            5.16%
       Expected volatility of                                                                        0%
         Company stock                                         12.00%            12.7            12.00%
       Expected dividend yield of Company                                                            7%
         stock                                                  2.84%             1.6             2.67%

       The weighted average fair value of options granted during 2001 and 2000 is as follows:

                                                            2001             2000             1999
                                                        ------------     ------------     ------------

       Fair value of each option granted                $       7.84             8.05             8.09
       Total number of options granted                        54,720           50,640           46,560
       Total fair value of all options granted               429,094          407,510          376,651

       In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(11)   NET INCOME PER SHARE

       Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2001, 2000, and 1999:

                                                                      2001           2000           1999
                                                                   ----------     ----------     ----------

       Diluted earnings per share:
           Weighted average common shares outstanding               1,095,706      1,091,538      1,034,346
           Effect of the assumed exercise of stock
             options-based on the treasury stock method
             using average market price                                12,924          9,164         12,453
                                                                   ----------     ----------     ----------

                     Total weighted average common
                       shares and potential common stock
                       outstanding                                  1,108,630      1,100,702      1,046,799
                                                                   ==========     ==========     ==========

(12)   EMPLOYEE BENEFIT PLANS

       The Company adopted a 401(k) employee incentive savings plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 20.5. They can contribute a minimum of 1% up to 10% of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to 4% of the employee's salary. Total Company contributions to the plan during 2001, 2000, and 1999 were $28,829, $24,249, and $31,428, respectively.

       The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $110,600, $82,000, and $98,000 were made in 2001, 2000, and 1999, respectively.

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


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

       (c)    LOANS

              The fair value of loans is calculated using discounted cash flows and excludes lease-financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


              The carrying value and estimated fair value of the Company's financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                                         2001                              2000
                                             -----------------------------     -----------------------------
                                               CARRYING        ESTIMATED         CARRYING        ESTIMATED
                                                AMOUNT         FAIR VALUE         AMOUNT         FAIR VALUE
                                             ------------     ------------     ------------     ------------

       Financial assets:
           Cash and short-term
             investments                     $     19,348           19,348           20,360           20,360
                                             ============     ============     ============     ============

           Investment securities             $     41,615           41,615           60,812           60,856
                                             ============     ============     ============     ============

           Loans, net of unearned
             income and allowance
             for loan losses                 $    147,052          151,823          139,595          138,796
                                             ============     ============     ============     ============

       Financial liabilities:
           Deposits                          $    180,509          181,433          191,590          194,677
                                             ============     ============     ============     ============

             Securities sold under
                 agreements to repurchase    $      9,069            9,069           10,667           10,671
                                             ============     ============     ============     ============

             Other borrowed funds            $        416              416              596              596
                                             ============     ============     ============     ============

             FHLB advances                   $      6,235            6,885            5,889            5,839
                                             ============     ============     ============     ============

(14)   DIVIDENDS FROM SUBSIDIARY

       Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 2001, the Bank could have declared dividends of approximately $4,220,425 without prior approval of regulatory authorities.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(15)   COMPREHENSIVE INCOME

       The following is a summary of the components of other comprehensive income:

                                                                               YEAR ENDED DECEMBER 31
                                                                   ----------------------------------------------
                                                                       2001             2000             1999
                                                                   ------------     ------------     ------------

       Other comprehensive income before tax
           Unrealized holding gains (losses) arising
             during the period, net                                $    613,205        1,390,551       (1,790,555)
           Less: reclassification adjustment for gains
             included in net earnings                                   173,214           34,725           31,907
                                                                   ------------     ------------     ------------

       Other comprehensive income, before income taxes                  439,991        1,355,826       (1,822,462)

       Income tax expense (benefit) related to other
         comprehensive income:
             Unrealized holding gains (losses) arising
               during the period, net                                   245,280          556,250         (716,222)
             Less: reclassification adjustment for gains
               included in net income                                    69,286           13,890           12,763
                                                                   ------------     ------------     ------------

                     Total income tax expense (benefit)
                       related to other comprehensive
                       income                                           175,994          542,360         (728,985)
                                                                   ------------     ------------     ------------

       Other comprehensive income (loss), after taxes              $    263,997          813,466       (1,093,477)
                                                                   ============     ============     ============

(16)   LITIGATION

       The Corporation and its subsidiary bank are involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Company.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(17)   COMMITMENTS

       The Corporation's subsidiary bank leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

       YEARS ENDING DECEMBER 31
       ------------------------

       2002                                 $  101,875
       2003                                     95,125
       2004                                     94,857
       2005                                     83,652
       2006                                     49,902
       Thereafter                                   --
                                            ----------

                                            $  425,411
                                            ==========

       Rental expense for all operating leases charged to earnings aggregated $105,625, $92,175, and $103,298 for the years ended December 31, 2001,
       2000, and 1999, respectively.

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

       The financial instruments whose contract amounts represent credit risk as of December 31, 2001, are as follows:

                Commitments to extend credit            $    13,983,989
                Standby letters of credit                       637,000

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


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


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

(18)   OTHER NONINTEREST INCOME AND EXPENSE

       Components of other noninterest expense exceeding 1% of the total of interest income and other income for any of the years ended December 31, 2001, 2000, and 1999, respectively, include the following:

                                                2001           2000           1999
                                             ----------     ----------     ----------

       Data processing fees                  $  247,584        297,320        252,773
       Supplies expenses                        214,006        279,544        293,732

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk-weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk-weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2001, that the Company and the subsidiary bank meet all capital adequacy requirements to which they are subject.


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


       As of December 31, 2001, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank's category.

       The following table presents the actual capital amounts and ratios of the Corporation and its significant subsidiary banks at December 31, 2001 and 2000:

                                         TOTAL QUALIFYING
                                              CAPITAL                     TIER I CAPITAL                   LEVERAGE
                                     -------------------------      -------------------------      --------------------------

                                       AMOUNT         RATIO           AMOUNT         RATIO           AMOUNT         RATIO
                                     ----------     ----------      ----------     ----------      ----------     ----------

       As of December 31, 2001
           Consolidated              $   23,570     $    14.54%         21,577     $    13.31%         21,577           9.88%
           United Bank                   22,564          13.84%         20,571          12.62%         20,571           9.46%

       As of December 31, 2000
           Consolidated                  21,992          14.52%         20,099          13.27%         20,099           9.13%
           United Bank                   20,973          14.02%         19,102          12.77%         19,102           8.57%


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


(20)   PARENT COMPANY FINANCIAL INFORMATION

       The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) follows:

                              (Parent Company Only)
                       Condensed Balance Sheet Information
                           December 31, 2001 and 2000

                                     ASSETS                                           2001             2000
                                                                                  ------------     ------------

       Cash                                                                       $    175,156           91,957
       Dividend receivable from subsidiary bank                                        384,055          328,000
       Other receivable                                                                     --           88,250
       Premises and equipment                                                          840,588          835,172
       Investment in subsidiary bank                                                20,840,844       19,106,608
                                                                                  ------------     ------------

                     Total assets                                                 $ 22,240,643       20,449,987
                                                                                  ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

       Other liabilities                                                          $    394,150          345,514
                                                                                  ------------     ------------
       Stockholders' equity:
           Class A common stock of $.01 par value. Authorized 5,000,000 shares; 1,159,481 and 1,156,881 shares issued in 2001 and
             2000, respectively                                                         11,595           11,569
           Class B common stock of $.01 par value. Authorized 250,000
             shares; no shares issued                                                       --               --
           Preferred stock of $.01 par value. Authorized 250,000 shares;
             no shares issued                                                               --               --
       Surplus                                                                       5,056,304        4,994,477
       Retained earnings                                                            16,961,631       15,550,141
       Accumulated other comprehensive income, net of tax                              268,863            4,866
                                                                                  ------------     ------------

                                                                                    22,298,393       20,561,053

       Less 62,181 and 62,649 treasury shares at cost in 2001 and 2000,
           respectively                                                                451,900          456,580
                                                                                  ------------     ------------

                     Total stockholders' equity                                     21,846,493       20,104,473
                                                                                  ------------     ------------

                     Total liabilities and stockholders' equity                   $ 22,240,643       20,449,987
                                                                                  ============     ============


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


                              (Parent Company Only)
                 Condensed Statements of Operations Information
                  Years ended December 31, 2001, 2000, and 1999


                                                                            2001             2000             1999
                                                                        ------------     ------------     ------------

       Income:
           Cash dividends from subsidiary                               $    659,055          766,000          333,393
           Other                                                              43,550           36,850           41,967

       Expense:
           Salaries and benefits                                              12,480           80,760          193,359
           Other                                                              90,794          130,413           80,846
                                                                        ------------     ------------     ------------

                     Earnings before equity in
                       undistributed earnings of subsidiary                  599,331          591,677          101,155
                                                                        ------------     ------------     ------------

       Equity in undistributed earnings of subsidiary                      1,470,239        1,454,894        1,846,621
                                                                        ------------     ------------     ------------

                     Net earnings                                       $  2,069,570        2,046,571        1,947,776
                                                                        ============     ============     ============




                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

                          Notes to Financial Statements

                        December 31, 2001, 2000, and 1999


                              (Parent Company Only)
                 Condensed Statements of Cash Flows Information
                  Years ended December 31, 2001, 2000, and 1999


                                                                       2001              2000              1999
                                                                   ------------      ------------      ------------

       Cash flows from operating activities:
           Net earnings                                            $  2,069,570         2,046,571         1,947,776
           Adjustments to reconcile net earnings to net
             cash provided by operating activities:
               Equity in undistributed earnings of
                 subsidiary                                          (1,470,239)       (1,454,894)       (1,846,621)
               Compensation expense arising from stock
                 option awards                                           12,480            45,760           193,359
               Increase (decrease) in other liabilities                  48,636             8,734          (152,050)
               Decrease (increase) in receivables                        32,195          (328,000)          519,831
                                                                   ------------      ------------      ------------

                     Net cash provided by operating
                       activities                                       692,642           318,171           662,295
                                                                   ------------      ------------      ------------

       Cash flows from investing activities:
           Purchases of premises and equipment                           (5,416)         (204,316)          (74,031)
           Capital investment in subsidiary                                  --                --          (725,000)
                                                                   ------------      ------------      ------------

                     Net cash used in investing activities               (5,416)         (204,316)         (799,031)
                                                                   ------------      ------------      ------------

       Cash flows from financing activities:
           Cash dividends                                              (658,080)         (601,300)         (584,112)
           Proceeds from private placement                                   --            44,000         1,055,142
           Proceeds from sale of treasury stock                          12,453            19,713                --
           Exercise of stock options                                     41,600            89,600            80,000
                                                                   ------------      ------------      ------------

                     Net cash provided by financial
                       activities                                      (604,027)         (447,987)          551,030
                                                                   ------------      ------------      ------------

                     Net increase (decrease) in cash                     83,199          (334,132)          414,294

       Cash, beginning of year                                           91,957           426,089            11,795
                                                                   ------------      ------------      ------------

       Cash, end of year                                           $    175,156            91,957           426,089
                                                                   ============      ============      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

        10.1 Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

        10.2 Supplemental Agreement between United Bank, the Registrant and Robert R. Jones III (Incorporated by reference herein from
                  Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

        10.3 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

        10.4 1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.

          21      Subsidiary of the Registrant.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED BANCORPORATION OF ALABAMA, INC.
                                      (Registrant)

                                      BY: /s/ Robert R. Jones, III
                                          -------------------------------------
                                          Robert R. Jones, III
                                          President and Chief Executive Officer
                                          March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      CAPACITY IN WHICH SIGNED             DATE


/s/ Robert R. Jones, III           President, Chief              March 29, 2002
----------------------------       Executive Officer, and
    Robert R. Jones, III           Director


/s/ Mitchell D. Staples            Treasurer                     March 29, 2002
----------------------------       (principal financial and
    Mitchell D. Staples            principal accounting
                                   officer)

/s/ H. Leon Esneul                 Director                      March 29, 2002
----------------------------
    H. Leon Esneul


/s/ David D. Swift                 Director                      March 29, 2002
----------------------------
    David D. Swift


/s/ William J. Justice             Director                      March 29, 2002
----------------------------
    William J. Justice


/s/ Bobby W. Sawyer                Director                      March 29, 2002
----------------------------
    Bobby W. Sawyer


/s/ William C. Grissett            Director                      March 29, 2002
----------------------------
    William C. Grissett

/s/ L. Walter Crim                 Director                      March 29, 2002
----------------------------
    L. Walter Crim

INDEX TO EXHIBITS


Exhibit                                                              Page
-------                                                              ----
 21           Subsidiary of the registrant                            E2