Form 10-K/A
period 2001-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2002-04-09
CIK 704561

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

                     UNITED BANCORPORATION OF ALABAMA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             63-0833573
----------------------------                             --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates as of March 11, 2002 was $33,225,148 based upon the price reported to the registrant at which the stock was sold on that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock        Par Value                        Outstanding at May 3, 2000
------------        ---------                        --------------------------

Class A..........     $.01                                 1,098,352 Shares*
Class B..........     $.01                                         0 Shares


*Excludes 61,929 shares held as treasury stock.

This Amendment No. 1 amends in its entirety Item 14 of the registrant's Form 10-K for the fiscal year ended December 31, 2001, filed on April 1, 2002.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      The financial statements listed in the Index to Financial
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

         3.1.1 Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant (Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

         3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1992).

         10.1 Form of Employment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

         10.2 Supplement to Employment Agreement between United Bank and Robert R. Jones III, joined by the Registrant (Incorporated by reference herein from Exhibit 10.2 to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31,
                  1998).*

         10.3 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

         10.4 1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from appendix A to the Registrant's definitive proxy statement dated April 10, 2000).*

         10.5 Supplemental Compensation and Amendment Agreement between United Bank and Robert R. Jones, III.*

         21       Subsidiaries of the Registrant.

                                   SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED BANCORPORATION OF ALABAMA, INC.
                                (Registrant)

                                BY: /s/ Mitchell D. Staples
                                   --------------------------------------------
                                    Mitchell D. Staples
                                    Treasurer and Chief Financial Officer

Date:  April 9, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

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

    3.1.1    Certificate of Amendment to Restated Certificate of
             Incorporation Of the Registrant (Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on
             Form 10-Q for the Quarter Ended March 31, 1999).

    3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31,
             1992).

    10.1     Form of Employment Agreement between United Bank and Robert R.
             Jones, III (Incorporated by reference herein from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

    10.2     Supplement to Employment Agreement between United Bank and
             Robert R. Jones III, joined by the Registrant (Incorporated by reference herein from Exhibit 10.2 to the Registrant's Annual
             Report on form 10-K for the fiscal year ended December 31,
             1998).*

    10.3     1998 Stock Option Plan of United Bancorporation of Alabama,
             Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant's Quarterly Report on Form 10-Q for the Quarter
             Ended March 31, 1999).

    10.4     1999 Employee Stock Purchase Plan of United Bancorporation of
             Alabama, Inc. (incorporated herein by reference from appendix
             A to the Registrant's definitive proxy statement dated April
             10, 2000).*

    10.5     Supplemental Compensation and Amendment Agreement between
             United Bank and Robert R. Jones, III.*

    21       Subsidiaries of the Registrant.