Form 10-Q
period 2002-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2002-05-15
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2002
                               ---------------

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

                                  251-368-2525
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002.

                  Class A Common Stock....... 1,098,352 Shares
                  Class B Common Stock.......       -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                         PAGE
------------------------------                                                                         ----
Item 1.  Financial Statements

         Consolidated Balance Sheets                                                                     3

         Consolidated Statements of Operations and Comprehensive Income                                  4

         Consolidated Statement of Cash Flows                                                            5

         Notes to Consolidated Financial Statements                                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              8

Item 3.  Market Risk Disclosures                                                                        12

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                   15

Item 6.  (a)      Exhibits                                                                              15

         (b)      Reports on Form 8-K                                                                   15

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                                  CONSOLIDATED
                                 BALANCE SHEETS


                                                                    March 31,     December 31,
                                                                       2002           2001
                                                                    Unaudited       Audited
Assets
Cash and due from banks                                            $  8,670,952     16,704,812
Federal funds sold                                                    7,102,000      2,644,000
                                                                   ------------   ------------
         Cash and cash equivalents                                   15,772,952     19,348,812

Interest bearing deposits with other
  financial institutions                                                     --             --
Securities available for sale (amortized cost of $45,587,781         45,897,338     41,615,592
    and 41,167,492 respectively)
Securities held to maturity (market values of $0                              0              0
   and $0 respectively)
Loans                                                               151,215,651    149,045,609
Less:  Unearned income                                                        0              0
         Allowance for loan losses                                    1,999,622      1,993,245
                                                                   ------------   ------------
         Net loans                                                  149,216,029    147,052,364

Premises and equipment, net                                           5,853,169      5,901,032
Interest receivable and other assets                                  5,368,986      6,037,732
                                                                   ------------   ------------
         Total assets                                               222,108,474    219,955,532
                                                                   ============   ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                             $ 35,688,819     33,406,633
  Interest bearing                                                  145,753,160    147,102,536
                                                                   ------------   ------------
         Total deposits                                             181,441,979    180,509,169

Securities sold under agreements to repurchase                       11,870,344      9,069,292
Other borrowed funds                                                  5,817,689      6,235,327
Accrued expenses and other liabilities                                  799,010      2,295,251
                                                                   ------------   ------------
         Total liabilities                                          199,929,022    198,109,039


Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,160,281 and 1,159,481
  shares issued respectively                                             11,603         11,595

  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                           0              0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                             0              0
Surplus                                                               5,050,620      5,056,304
Accumulated other comprehensive
  income                                                                185,734        268,863
Retained earnings                                                    17,380,875     16,961,631
                                                                   ------------   ------------
                                                                     22,628,832     22,298,393
Less 61,929 and 62,181 treasury shares, at cost respectively            449,380        451,900
                                                                   ------------   ------------
         Total stockholders' equity                                  22,179,452     21,846,493
                                                                   ------------   ------------
         Total liabilities and stockholders' equity                 222,108,474    219,955,532
                                                                   ============   ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31
                                                                      2002          2001
Interest income:
  Interest and fees on loans                                        2,929,058     3,331,818
  Interest on investment securities available for sale:
    Taxable                                                           347,004       634,440
    Nontaxable                                                        222,255       256,987
  Interest on investment securities held to maturity:
    Taxable                                                                 0             0
    Nontaxable                                                              0             0
                                                                   ----------    ----------
   Total investment income                                            569,259       891,427
  Other interest income                                                54,725       145,654
                                                                   ----------    ----------
      Total interest income                                         3,553,042     4,368,899

Interest expense:
  Interest on deposits                                              1,139,701     1,960,742
  Interest on other borrowed funds                                    136,665       278,087
                                                                   ----------    ----------
      Total interest expense                                        1,276,366     2,238,829

      Net interest income                                           2,276,676     2,130,070

Provision for loan losses                                             186,000       120,000
                                                                   ----------    ----------

      Net interest income after
        provision for loan losses                                   2,090,676     2,010,070

Noninterest income:
  Service charge on deposits                                          375,778       366,763
  Commission on credit life                                            11,868        11,867
  Investment securities gains and (losses), net                             0        65,671
  Other                                                               138,598       130,081
                                                                   ----------    ----------
      Total noninterest income                                        526,244       574,382

Noninterest expense:
  Salaries and benefits                                             1,093,934     1,026,690
  Net occupancy expense                                               409,915       308,902
  Other                                                               589,130       569,058
                                                                   ----------    ----------
      Total non-interest expense                                    2,092,979     1,904,650

      Earnings before income tax expense                              523,941       679,802
Income tax expense                                                    127,617       179,997
                                                                   ----------    ----------
      Net earnings                                                    396,324       499,805
                                                                   ==========    ==========

Basic earnings per share                                           $     0.36    $     0.46
Diluted earnings per share                                         $     0.36    $     0.45
Basic weighted average shares outstanding                           1,098,352     1,095,706
                                                                   ==========    ==========
Diluted weighted average shares outstanding                         1,110,902     1,105,551
                                                                   ==========    ==========


Statement of Comprehensive Income

Net Income                                                            396,324       499,805

Other Comprehensive Income, net of tax:
      Unrealized holding (losses) arising during the period           (83,127)      572,500
      Cumulative effect of a change in accounting for
          investment securities (Note 2)                                   --        21,746
       Less: Reclassification adjustment for gains (losses)
                 included in net income                                    --        65,671
                                                                   ----------    ----------
Comprehensive income                                                  313,197     1,137,976
                                                                   ==========    ==========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                 2002            2001
Operating Activities
 Net Income                                                                  $    396,324         499,805
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                      186,000         120,000
   Depreciation on Premises and Equipment                                         215,965         126,705
   Amortization of Investment Securities held to maturity                              --              --
   Amortization of Investment Securities Available for Sale                          (810)        (27,214)
   (Gain) Loss on Sale of Investment Securities Available for Sale                     --         (65,671)
   Writedown of Other Real Estate                                                  17,135              --
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                              707,028         667,271
   Decrease in Accrued Expenses
    and Other Liabilities                                                      (2,545,802)       (920,382)
                                                                             ------------    ------------
 Net Cash Provided (Used)  by Operating Activities                             (1,024,160)        400,514
                                                                             ------------    ------------
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale                      --       5,080,187
  Proceeds From Maturities of Investment Securities held to maturity                   --              --
  Proceeds From Maturities of Investment Securities Available for Sale          2,046,014       4,878,001
  Purchases of Investment Securities held to maturity                                  --              --
  Purchases of Investment Securities Available for Sale                        (6,465,493)     (3,300,209)
  Net Increase in Loans                                                        (2,349,665)     (1,529,084)
  Purchases of Premises and Equipment                                            (168,102)       (476,057)
  Purchases of Other Real Estate                                                       --              --
  Proceeds From Sales of Other Real Estate                                             --              --
                                                                             ------------    ------------
 Net Cash Used by Investing Activities                                         (6,937,246)      4,652,838
                                                                             ------------    ------------
Financing Activities
  Net Increase in Deposits,                                                       932,810     (21,617,488)
 Net Increase in securities sold under
  agreement to repurchase                                                       2,801,052       1,879,467
  Proceeds from Sale of Treasury Stock                                              6,963          12,453
 Exercise of stock options                                                         12,800              --
 Proceeds from sale of common stock                                                    --          25,521
  Increase in Other Borrowed Funds                                                631,921       7,979,320
                                                                             ------------    ------------
 Net Cash (Used) Provided  by Financing Activities                              4,385,546     (11,720,727)
                                                                             ------------    ------------
 Decrease  in Cash and Cash Equivalents                                        (3,575,860)     (6,667,374)
Cash and Cash Equivalents at Beginning of Period                               19,348,812      20,360,173
                                                                             ------------    ------------
Cash and Cash Equivalents at End of Period                                     15,772,952      13,692,799
                                                                             ============    ============

Supplemental disclosures

Cash paid during the year for:
     Interest                                                                   1,621,410       1,806,543
                                                                             ============    ============

     Income Taxes                                                                      --              --
                                                                             ============    ============

Transfer of Held to Maturity to Available for Sale                                     --      13,975,608
                                                                             ============    ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Note 1  - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation" or "Company") and its wholly-owned subsidiary United Bank (the "Bank"). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separate from goodwill. Statement 142 require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Corporation adopted the provisions of Statement No. 141 in 2001 and Statement 142 effective January 1, 2002. The Corporation does not currently have any goodwill capitalized on its balance sheet. Accordingly, the Company currently does not expect the adoption of Statements 141 and 142 to have an impact on the consolidated financial statements of the Corporation.

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity must capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt the provisions of Statement 143 for fiscal years beginning after September 15, 2002. The Corporation is currently assessing whether Statement 143 will have an impact on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. For example, Statement 144 provides guidance on how a long-lived asset that is used, as part of a group, should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company adopted the provisions of Statement 142 in the quarter ending March 31, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal did not have a material impact on the Company's financial statements.

NOTE 3 - Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                         2002             2001
                                                     ------------     ------------
Diluted earnings per share:                                   .36              .45

   Weighted average common shares
      outstanding
                                                        1,098,352        1,095,706
   Effect of the assumed exercise of stock
        options based on the treasury stock
        method using average market price                  12,550           12,924
                                                     ------------     ------------
Total weighted average common shares
    and potential common stock outstanding
                                                        1,110,902        1,105,551
                                                     ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following financial review is presented to provide a comparative analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation") and its subsidiary for the three months ended March 31, 2001 and 2002. This review should be read in conjunction with the consolidated financial statements included in this Form 10-Q.

Summary

Net income after taxes for the three months ended March 31, 2002 decreased $103,481, or 20.70%, as compared to the same period in 2001.

Net Interest Income

Total interest income decreased by $815,857, or 18.67%, during the first quarter of 2002 compared to the first quarter of 2001. Average interest-earning assets were $201,305,792 for the first quarter of 2002 as compared to $209,946,137 for the same period in 2001, a decrease of $8,640,345 or 4.12%, due to the loss of public funds that average approximately $20,000,000, which were on deposit during the first two months of 2001. The average rate earned in 2002 was 7.14% as compared to 8.42% in 2001, reflecting a continuing impact of the decrease in rates by the Federal Reserve Board during the latter part of 2001. The net interest margin increased to 4.57% for the first quarter of 2002, as compared to 4.09% for the same period in 2001. This increase is attributed to the fact that interest bearing liabilities repriced slower than the interest earning assets during the falling rate environment of 2001. The fact that interest rates have remained relatively low during 2002 allowed the slower repricing interest-bearing liabilities to continue to reprice at lower rates. The Bank expects this trend to reverse as if interest rates rise.

Total interest expense decreased by $962,463, or 42.99%, in 2002. The decrease in interest expense is attributed to the decrease in the average rate paid during the first quarter of 2002 as a result of the repricing discussed above. The average rate paid during the first quarter of 2002 was 3.11% as compared to 5.20% for the same period in 2001. This rate decrease is due to the lowering of CD rates over the past year which were the result of a decrease in federal funds rates. Average interest bearing liabilities increased to $166,577,542 in 2002, from $163,944,640 in 2001, an increase of $2,632,902, or 1.61%.

Noninterest Income

Total noninterest income decreased to $526,244 for the first quarter of 2002, as compared to $574,382 for the same period of 2001, a decrease of $48,138, or 8.38%. This decrease was caused primarily by the sale of securities in 2001 of $65,671, compared to no such sales in 2002.

Noninterest Expense

Total noninterest expense increased $188,329 or 9.89% during the first quarter of 2002 partly due to increased salaries and benefits of $67,244. Most of the salaries and benefits increase can be attributed to a new branch opening, which also contributed to an increase in occupancy expense of $101,013. The Bank increase in occupancy expense is also attributable to the Bank's conversion in September of 2001 to house daily data processing expense of which is categorized as occupancy expense as opposed to other noninterest expense, which rose $20,072.

Income Taxes

Earnings before taxes for the first quarter of 2002 decreased $155,861, or 22.93%, compared to the same period of 2001. Income tax expense decreased to $127,617 in 2002 from $179,997 in 2001, a decrease of $52,380, or 29.10%. The effective tax rate decreased from 26.48% to 24.36%.

Financial Condition and Liquidity

Total assets on March 31, 2002 increased $2,152,942 or 0.98% as compared to December 31, 2001. Average total assets for the first quarter of 2002 were $219,628,247 as compared to $226,766,841 for the same period in 2001. The decrease is largely attributable to public fund deposit that were lost in 2001 that averaged approximately $20,000,000 for the first two months of 2001, which were not deposit in 2002.

Loans

Net loans increased by $2,163,665 or 1.47% at March 31, 2002, from December 31, 2001. Most of this growth in loans occurred in the Baldwin County region and in agricultural lending in all markets. The net loan to deposit ratio on March 31, 2002 was 82.24%, as compared to 81.47% on December 31, 2001.

Allowance and Provision for Loan Losses

The allowance for loan losses represents 1.32% of gross loans at March 31, 2002, as compared to 1.34% at year-end 2001. Loans on which the accrual of interest had been discontinued amounted to $2,411,766 at March 31, 2002, as compared to $2,184,316 at December 31, 2001. Part of this increase was due to one loan with a balance of $117,617, which had been classified nonaccrual during the first quarter of 2002. Subsequent to quarter end, but which is now current and is performing per in accordance with the loan agreement.

The provision for loan losses increased to $186,000 for the first three months of 2002, as compared to $120,000 for the same period in 2001. Net charged-off loans for the first quarter of 2002 were $179,623, as compared to $28,747 in for the first quarter of 2001. Most of the net charge-off is attributable to one loan to a borrower, which unexpectedly abandoned its business, resulting in a net charge off $139,169 after liquidation of collateral.

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

The nonclassified portion of the allowance is for inherent losses that probably exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error, and inherent imprecision in the process,and the timing of when the Corporation receives accurate financial information from borrowers. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Corporation's markets.

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

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 2002 and December 31, 2001. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                                      March        December
         Description                                  2002           2001
                                                    ---------      ---------
                                                      (Dollars in Thousands)
(A)      Loans accounted for on a                   $   2,411      $   2,184
         nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more as
         to interest or principal payments
         (excluding balances included in
         (A) above).                                       45             18

(C)      Loans, the term of which have been
         renegotiated to provide a reduction
         or deferral of interest or principal
         because of a deterioration in the
         financial position of the borrower.                0              0

(D)      Other non-performing assets                      182            556


Investment Securities

Investment securities available for sale increased by $4,281,746 or 10.29% in the first quarter of 2002, from December 31, 2001.

Premises and Equipment

Premises and equipment decreased $47,863 during the first quarter of 2002 from December 31,2001.

Deposits

Total deposits increased $932,810, or 0.52%, at March 31, 2002, from December 31, 2001. Non-interest bearing deposits increased $2,282,186 or 6.8% at quarter end from the year-end total. Interest bearing deposits decreased $1,349,376, or 0.92%, at March 31, 2002, from December 31, 2001. The decrease in deposits was the result of the Bank not renewing certain certificates of deposit that matured. Average total deposits for the first quarter of 2002 were $180,796,674, as compared to $184,177,956 for the same period in

2001, which can be traced primarily to the public funds that were on deposit for the first two months of 2001, but not in 2002.

Other Borrowed Funds

Other borrowed funds decreased $417,638 or 6.70% due to the Bank's payment of a FHLB advance, in 2002.

Capital Adequacy

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 2002, was $22,179,452, an increase of $332,959, or 1.52%, from $21,846,493 at year-end
2001.

Primary capital to total assets at March 31, 2002, was 9.99%, as compared to 9.93% at year-end 2001. Total capital and allowances for loan losses to total assets at March 31, 2002, were 10.89%, as compared to 10.84% at December 31, 2001. The Corporation had risk based capital of $23,993,000, or 14.63%, at March 31, 2002, as compared to $23,570,000, or 14.54% at year end 2001. The minimum total capital requirement is 8.00%. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but the growth into new markets may require the Bank to access external funding sources.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of March 31, 2002. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                                   CHANGE IN      CHANGE IN
          CHANGE IN                 MARKET         MARKET         MARKET
          INTEREST RATES            VALUE          VALUE          VALUE
          (BASIS POINTS)            EQUITY         EQUITY         EQUITY (%)
          --------------            ------         ---------      ----------

               300                  45,271           3,784             9
               200                  44,420           2,933             7
               100                  43,156           1,669             4
                 0                  41,487               0             0
              (100)                 39,585          (1,902)           (5)
              (200)                 37,115          (4,372)          (11)
              (300)                 34,073          (7,414)          (18)

The preceding table indicates that at March 31, 2002, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 1, 2002.

     (b) The following nominees were elected as Directors of the Corporation, to serve until the 2005 Annual Meeting of Stockholders, by the votes indicated:

                       Nominee                         For                 Against
                  -------------------              -----------         ---------------
                  Dale Ash                           714,813                 -0-
                  Robert R. Jones III                714,813                 -0-

          The Directors of the Corporation whose terms of office continued after the 2001 Annual Meeting are as follows:

                                                       To Serve Until the Annual
                       Director                    Meeting of Stockholders in the year
                  --------------------             -----------------------------------
                  David Swift                                    2004
                  William C. Grissett                            2004
                  L. Walter Crim                                 2003
                  H. Leon Esneul                                 2003
                  William J. Justice                             2003

Item 6.  Exhibits and Reports on Form 8-K.

     (A)  Exhibits. None

     (B) During the quarter ended March 31, 2002, the Corporation did not file a Form 8-K Current Report with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED BANCORPORATION OF ALABAMA, INC.


Dated:  May 14, 2002                       /s/ Robert R. Jones III
        ------------                       ------------------------------------
                                           Robert R. Jones, III
                                           President & CEO