Form 10-Q
period 2002-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2002-08-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 2002
                               -----------------------

Commission file number      2-78572
                       ------------------



                     UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                63-0833573
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



             200 East Nashville Avenue, Atmore, Alabama         36502
             ------------------------------------------         -----
             (Address of principal executive offices)         (Zip Code)



                                 (251) 368-2525
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2002.


Class A Common Stock          1,086,735            Shares
Class B Common Stock                -0-            Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2002


                                      INDEX



PART I - FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2002                       3

          Condensed Consolidated Statements of Earnings periods ending June 30, 2002      4

          Condensed Consolidated Statements of Cash Flows as of June 30, 2002             5

          Notes to Condensed Consolidated Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             8

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                            17

Item 6.   Exhibits and Reports on Form 8-K                                               17

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                         June 30,         December 31,
                                                                           2002              2001
Assets
Cash and due from banks                                                $  7,751,863         16,704,812
Federal funds sold                                                        7,143,000          2,644,000
                                                                       ------------       ------------
            Cash and cash equivalents                                    14,894,863         19,348,812

Securities available for sale (amortized cost of $45,527,588             46,617,317         41,615,592
    and 41,167,492 respectively)
Loans                                                                   152,599,474        149,045,609
         Less allowance for loan losses                                   1,956,208          1,993,245
                                                                       ------------       ------------
            Net loans                                                   150,643,266        147,052,364

Premises and equipment, net                                               5,884,770          5,901,032
Interest receivable and other assets                                      5,833,396          6,037,732
                                                                       ------------       ------------
            Total assets                                               $223,873,612        219,955,532
                                                                       ============       ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                 $ 33,800,506         33,406,633
  Interest bearing                                                      145,780,564        147,102,536
                                                                       ------------       ------------
            Total deposits                                              179,581,070        180,509,169

Securities sold under agreements to repurchase                           11,166,841          9,069,292
Guarantee preferred beneficial interest in junior
  subordinated debt securities                                            4,000,000               --
Other borrowed funds                                                      4,708,315          6,235,327
Accrued expenses and other liabilities                                    1,959,614          2,295,251
                                                                       ------------       ------------
            Total liabilities                                           201,415,839        198,109,039

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,161,481 and 1,159,481 respectively
  shares issued and outstanding                                              11,615             11,595
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                               0                  0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                                 0                  0
Surplus                                                                   5,092,728          5,056,304
Accumulated other comprehensive
  income                                                                    653,838            268,863
Retained earnings                                                        17,546,299         16,961,631
                                                                       ------------       ------------
                                                                         23,304,479         22,298,393
Less 74,746 and 62,649 treasury shares, at cost                             846,707            451,900
                                                                       ------------       ------------
         Total stockholders' equity                                      22,457,773         21,846,493
                                                                       ------------       ------------
         Total liabilities and stockholders' equity                    $223,873,612        219,955,532
                                                                       ============       ============

            See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                  STATEMENT OF EARNINGS AN COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30                            June 30
                                                                    2002             2001              2002               2001
Interest income:
  Interest and fees on loans                                      2,890,327         3,301,160         5,819,385         6,632,978
  Interest on securities available for sale:
    Taxable                                                         369,112           497,290           716,116         1,131,730
    Nontaxable                                                      235,500           248,011           457,755           504,998
                                                                -----------       -----------       -----------       -----------
   Total investment income                                          604,612           745,301         1,173,871         1,636,728
  Other interest income                                              30,407            31,096            85,132           176,750
                                                                -----------       -----------       -----------       -----------
      Total interest income                                       3,525,346         4,077,557         7,078,388         8,446,456

Interest expense:
  Interest on deposits                                            1,022,005         1,700,955         2,161,706         3,661,697
  Interest on other borrowed funds                                   88,209           231,131           224,874           509,218
                                                                -----------       -----------       -----------       -----------
      Total interest expense                                      1,110,214         1,932,086         2,386,580         4,170,915

      Net interest income                                         2,415,132         2,145,471         4,691,808         4,275,541

Provision for loan losses                                           186,000           120,000           372,000           240,000
                                                                -----------       -----------       -----------       -----------

      Net interest income after
        provision for loan losses                                 2,229,132         2,025,471         4,319,808         4,035,541

Noninterest income:
  Service charges on deposits                                       491,784           403,282           867,562           770,045
  Commissions on credit life                                         19,355            17,476            31,223            29,343
  Investment securities gains and losses, net                        48,522           106,829            48,522           172,500
  Other                                                             133,163           100,996           271,761           231,077
                                                                -----------       -----------       -----------       -----------
      Total noninterest income                                      692,824           628,583         1,219,068         1,202,965

Noninterest expense:
  Salaries and benefits                                           1,210,843         1,082,552         2,304,777         2,109,242
  Net occupancy expense                                             429,479           341,693           839,394           650,595
  Other                                                             653,360           548,443         1,242,490         1,117,501
                                                                -----------       -----------       -----------       -----------
      Total non-interest expense                                  2,293,682         1,972,688         4,386,661         3,877,338

      Earnings before income tax expense                            628,274           681,366         1,152,215         1,361,168
Income tax expense                                                  168,248           164,533           295,865           344,530
                                                                -----------       -----------       -----------       -----------
      Net earnings                                                  460,026           516,833           856,350         1,016,638
                                                                ===========       ===========       ===========       ===========

Basic earnings per share (Note 3)                               $      0.42       $      0.47       $      0.78       $      0.83
Diluted earnings per share (Note 3)                             $      0.42       $      0.47       $      0.78       $      0.83
Basic weighted average shares outstanding                         1,099,214         1,096,100         1,098,577         1,095,644
                                                                ===========       ===========       ===========       ===========
Diluted weighted average shares outstanding                       1,099,271         1,107,740         1,099,271         1,106,626
                                                                ===========       ===========       ===========       ===========

Statement of Comprehensive Income

Net Income                                                          460,026           516,833           856,350         1,016,638

Other Comprehensive Income, net of tax:
     Unrealized Holding gains arising during the period             468,104           254,590           384,978           441,581
     Less:  Reclassification adjustment for gains
                 included in net income                              48,522            64,097            48,522           103,500
                                                                -----------       -----------       -----------       -----------
Comprehensive income                                                879,608           707,326         1,192,806         1,354,719
                                                                ===========       ===========       ===========       ===========

            See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                 2002                  2001
                                                                               Unaudited             Unaudited
Operating Activities
 Net Income                                                                   $    856,350           1,016,638
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                       372,000             240,000
   Depreciation on Premises and Equipment                                          435,930             263,923
   (Accretion) of Investment Securities Available for Sale, net                    (10,606)            (14,159)
   Loss on Sale of Investment Securities held to maturity                             --                  --
   Gain on Sale of Investment Securities Available for Sale                        (48,522)           (172,500)
   Increase in Interest Receivable                                                    --
    and Other Assets                                                               719,619            (121,318)
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                         (592,290)           (381,084)
  Compensation expenses recognized under - stock option plan                          --                 6,240
                                                                              ------------        ------------
 Net Cash Provided  by Operating Activities                                      1,732,480             837,740
Investing Activities
  Proceeds From Interest-bearing Deposits in Bank
  Proceeds From Sales of Investment Securities Available for Sale                  611,278           9,442,622
  Proceeds From Maturities of Investment Securities Available for Sale           4,285,481           9,759,244
  Purchases of Investment Securities Available for Sale                         (9,197,726)         (3,300,209)
  Net Increase in Loans                                                         (3,962,902)         (5,228,422)
  Purchases of Premises and Equipment                                             (419,668)           (705,040)
  Purchases of Other Real Estate                                                  (515,283)            (72,000)
                                                                              ------------        ------------
 Net Cash Provided (Used) by Investing Activities                               (9,198,819)          9,896,195
                                                                              ------------        ------------
Financing Activities
  Net Decrease  in Deposits                                                       (928,099)        (22,459,280)
 Net Increase in securities sold under
  agreement to repurchase                                                        2,097,549           2,102,543
  Exercise of stock options                                                         32,000              22,400
  Proceeds from sale of treasury stock                                               6,963              12,453
  Cash Dividends                                                                  (271,684)           (274,025)
  Purchase of Treasury Stock                                                      (397,327)               --
  Increase in Other Borrowed Funds                                               2,472,988           1,423,612
                                                                              ------------        ------------
 Net Cash Provided (used) by financing activities                                3,012,390         (19,172,297)
                                                                              ------------        ------------
 Decrease  in Cash and Cash Equivalents                                         (4,453,949)         (8,438,362)
Cash and Cash Equivalents at Beginning of Period                                19,348,812          20,360,173
                                                                              ------------        ------------
Cash and Cash Equivalents at End of Period                                      14,894,863          11,921,811
                                                                              ============        ============

Supplemental disclosures

 Cash paid during the year for:
     Interest                                                                    2,868,448           4,382,025
                                                                              ============        ============

     Income Taxes                                                                  200,000             381,000
                                                                              ============        ============

    Transfer of Held to Maturity to Available for Sale                                --            13,975,608
                                                                              ============        ============

            See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

NOTE 1 - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation") and its wholly-owned subsidiary United Bank. (the "Bank"). In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations and comprehensive income and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, "Recission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt,", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. These recissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of any related income tax effect. This statement also amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement became effective for fiscal years beginning after May 15, 2002. The Corporation currently does not expect the adoption of Statement 145 to have an impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 3 - Net Income per Share


Presented below is a summary of the components used to calculate diluted earnings per share for the three months and six months ended June 30, 2002 and 2001.


                                                                Three months                     Six months
                                                               ended June 30,                  ended June 30,
                                                            2002            2001             2002           2001
Weighted average common shares outstanding                1,099,214       1,096,100       1,098,577       1,095,644

Net effect of the assumed exercise of stock options
based on the treasury stock method using average
market price for the quarter                                     57          10,526             694          10,982

Total weighted average common shares and potential
common stock outstanding                                  1,099,271       1,107,740       1,098,884       1,106,626

NOTE 4 - Trust Preferred Securities

     On June 27, 2002, the Corporation raised approximately $4 million in net proceeds from an offering of "trust preferred" securities in a private placement conducted as a part of a pooled offering pursuant to an agreement with SAMCO Capital Markets, a division of Service Asset Management Company (the "Placement Agent").

     The Corporation formed a wholly-owned Delaware business trust subsidiary, United Bancorp Capital Trust I (the "Trust"), for the specific purpose of: (1) investing in the Corporation's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debt"), due June 30, 2032; (2) selling Trust Preferred Securities (the "Preferred Securities") to certain institutional investors; and
(3) issuing Common Securities (the "Common Securities") to the Corporation.

     Effective as of June 27, 2002, the Corporation and the Trust entered into a Placement Agreement with the Placement Agent. On June 27, 2002, the Corporation issued $4,125,000 in Debt to the Trust. Concurrently, the Trust issued $4 million of the Preferred Securities to the Placement Agent and $125,000 of the Common Securities to the Corporation. The Debt was purchased by the Trust concurrently with the Trust's issuance of the Preferred Securities and the Common Securities. The proceeds to the Corporation, net of the Placement Agent's fees and other offering expenses, was approximately $4 million, which will be treated as Tier I capital for regulatory purposes.

     The Corporation guarantees the Trust's obligations with respect to the Preferred Securities.

     The Corporation has the right, assuming that no default has occurred regarding the Debt, to defer interest payments on the Debt, at any time and for a period of up to twenty consecutive calendar quarters.

     The Preferred Securities will mature concurrently with the Debt on June 30,2032; but can be called after June 30, 2007 or earlier upon the occurrence of a "Special Event," as defined in the governing documents for the Preferred Securities. For additional information see the Corporation's Current Report on Form 8-K filed on July 19, 2002.

NOTE 5 - Stock Repurchase

The Corporation commenced an issuer tender offer on April 15, 2002 pursuant to which it offered to purchase up to 32,250 shares of its Class A Common Stock ("Common Stock") at a price of $31.00 per share. Upon completion of the offer on June 28, 2002, the Corporation purchased 12,817 shares of Common Stock for an aggregate purchase price of $397,327. Additional information regarding the stock repurchase offer is set forth in the Schedule TO-I of the Corporation filed with the Securities and Exchange Commission on April 15, 2002, as amended by Amendments Nos. 1 and 2 thereto filed on April 22, 2002 and July 1, 2002, respectively.

NOTE 6 - Loans

The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($in thousands):

                                                           2002        2001
Balance at beginning of year                               1,993      1,939
Provision charged to expense                                 379        240
Loans charged off                                            442        266
Recoveries                                                    26         35
                                                          ------     ------
  Net Charge-offs                                            419        231
                                                          ------     ------
Balance at end of period                                   1,956      1,949
                                                          ======     ======

At June 30, 2002 and 2001, the carrying amounts of nonaccrual loans were $1,269,823 and $2,184,316, respectively. No material amounts of interest income was recognized on impaired loans or nonaccrual loans for the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. Management believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Bank's other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank's borrowers, subjecting the Bank to significant volatility of earnings. The allowance for credit losses is established through a provisions for loan losses, which is a charge against earnings. Provision for loan losses are made to reserve for estimated probable losses on loans.

The allowance for loan losses is a significant estimate and is regularly evaluated by management and reviewed by the Board of Directors for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower's ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the six months ended June 30, 2002, and 2001, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Six Months ended June 30, 2001 and 2000, Compared

Summary

Net income for the six months ended June 30, 2002, decreased by $160,288, or 15.77%, as compared to the same period in 2001.

Net Interest Income

Total interest income decreased $1,368,068, or 16.20%, in 2002. Average interest-earning assets were $202,574,026 for the first six months of 2002, as compared to $204,643,251 for the same period in 2001, a decrease of $2,069,225, or 1.01%. The average rate earned in 2002 was 7.06% as compared to 8.31% in 2001, reflecting the falling interest rate environment during the first half of 2001 and more stable lower rates in 2002.

Total interest expense decreased by $1,784,335, or 42.78%, in 2002, when compared to the same period in 2001. This decrease in interest expense can be attributed primarily to higher interest rates paid in 2001 on slower repricing deposits, compared to lower rates paid on deposits which have repriced in 2002 at the current lower interest rates. Average interest bearing liabilities decreased to $164,824,557 in 2002 from $168,467,495 in 2001, a decrease of
$3,642,938, or 2.16%. The average rate paid fell to 2.92% in 2002 as compared to 5.00% in 2001.

Net interest margin increased to 4.67% for the first six months of 2002 as compared to 4.20% for the same period in 2001. This increase is the result of longer term CD's repricing at the current lower rates.

Noninterest Income

Total noninterest income increased $16,103 or 1.34% for the first six months of 2002. Gains on sale of investments decreased to, $48,522 in 2002, as compared to $172,500 in 2001. Service charges on deposits increased $97,517, or 12.66%, for the first six months of 2002. This increase is primarily due to an increase in insufficient fund charges on checks. Commissions on credit life insurance increased $1,880 in 2002, or 6.41%. Other income increased during the first six months of 2001 by $40,684 or 17.61%. This increase is primarily the result of fees collected on loans originated for third party mortgage companies.

Noninterest Expense

Total noninterest expense increased $509,323, or 13.14% during the first six months of 2002. Salaries and benefits increased $195,535 or 9.27%, in the first six months of 2002 primarily due to new offices in Baldwin County. The increase in salaries is principally a result of full time equivalent employees increasing 7.43%. Occupancy expense increased $188,799 or 29.02% primarily due to the expenses related to the installation of an in house data processing system in September 2001. Other expenses increased $124,989, or 11.18%, during the first six months of 2002. This increase is due the expansion in Baldwin County and charge off of approximately $34,000 of DDA account overdrafts and losses, offset by approximately $163,000 of service fees for third party data processing which are no longer paid.

Provision for Loan Losses

The provision for loan losses increased to $372,000 for the first six months of 2002 as compared to $240,000 for the same period in 2001. This increase is partly due to loan growth of $3,553,865. See further discussion under Allowance for Loan Losses below.

Income Taxes

Earnings before taxes for the first six months of 2002 decreased $208,953, or 15.35%, compared to the same period in 2001. Income tax expense decreased $48,665, or 14.13%, for the first six months of 2002. The effective tax rate increased from 25.31% to 25.68%.

Three Months Ended June 30, 2002, and 2001, Compared

Summary

Net income for the three months ended June 30, 2002 decreased $56,807, or 10.99%.

Net Interest Income

Total interest income decreased $552,211 or 13.54% for the second quarter of 2002. This decrease is due primarily to the lower interest rate environment currently experienced. In the three months ended June 30 of 2001 the prime rate was at 7.00%, down from 9.50% at the prior year end. In the second quarter of the current year prime rate has been 4.75%. Average interest earning assets increased to $201,939,788 in 2002, from $199,032,647 in 2001, an increase of
$2,907,141, or 1.46%. Interest and fees on loans decreased $410,833, or 12.45%, in 2002. The average rate earned on interest earning assets during the second quarter of 2002 was 6.98% as compared to 8.04% for the same period in 2001.

Total interest expense decreased by $821,872, or 42.54%, for the second quarter of 2002. Average interest-bearing liabilities for the second quarter of 2002 were $163,089,951 as compared to $162,421,216 for the same period in 2001, an increase of $668,735, or 0.41%. During this same period the average rate paid on interest bearing liabilities decreased from 4.77% in 2001 to 2.73% in 2002.

The net interest margin increased to 4.73% for the second quarter of 2002, as compared to 4.24% for the same period in 2001.

Provision for Loan Losses

The provision for loan losses increased to $186,000 for the second quarter of 2002 as compared to $120,000 for the same period in 2001. See further discussion under Allowance for loan losses below.

Noninterest Income

Total noninterest income increased $64,241, or 10.22%, for the second quarter of 2002. Noninterest income increased by $122,548 or 23.49% when adjusted for investment securities gains of $48,522 and $106,829 for the 2002 and 2001 quarters,respectively. Service charges on deposits increased $88,502, or 21.95% in 2002. This increase is primarily due to an increase in insufficient fund charges.

Commissions on credit life insurance increased $1,879, or 10.75%, for the second quarter of 2002. Other income increased during the second quarter of 2002 by $32,167, or 31.85%. This is primarily due to fees received for originating mortgages for third parties.

Noninterest Expense

Total noninterest expense increased $320,994, or 16.27%, during the second quarter of 2002. Salaries and benefits increased $128,291, or 11.85%, in 2002. This increase is primarily due to the growth in Baldwin County. Occupancy expense increased $87,786, or 25.69%, in 2002. This increase is primarily due to expenses related to the installation of an in house data processing system purchased in September of 2001. Other expenses increased $104,917 during the second quarter of 2002.

Income Taxes

Earnings before taxes for the second quarter of 2002 decreased by $53,092, or 7.79%. Income taxes decreased $3,715, or 2.26%, in the second quarter of 2002. The effective rate increased to 26.78% from 24.14%.

Financial Condition and Liquidity

Total assets on June 30, 2002, increased $3,918,080, or 1.78% from December 31, 2001. Average total assets for the first six months of 2002 were $219,038,054. The loan (net of allowance) to deposit ratio on June 30, 2002, was 83.89% as compared to 81.46% on December 31, 2001.

Cash and Cash Equivalents

Fed Funds Sold as of June 30, 2002 increased $4,499,000, or 170.16%, over December 31, 2001. This increase was due to the issuance of trust preferred securities. See Note 4 above.

Loans

Net loans increased by $3,553,865 or 2.38% at June 30, 2002, from December 31, 2001. Most of this growth in loans occurred in the Baldwin County region and in the agricultural lending. The net loan to deposit ratio on June 30, 2002 was 84.98%, as compared to 81.47% on December 31, 2001.

Allowance for Loan Losses

The allowance for possible loan losses represents 1.28% of gross loans at June 30, 2002, as compared to 1.34% at year-end 2001. This decrease was due primarily to charging off loans in 2002 which were previously included in the allowance for loan losses. Loans on which the accrual of interest had been discontinued has decreased to $1,269,823 at June 30, 2002, as compared to $2,184,316 at December 31, 2001. This decrease is due to loans being charged off, loans on which collateral was, foreclosed and loans returned to a performing status.

Net charged-off loans for the first six months of 2002 were $415,621, as compared to $230,649 for the same period in 2001. Bank management believes that potential nonperforming loans have been identified and will be managed to minimize further charge offs.

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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned loan classifications as follows: substandard (15%), doubtful (50%), loss (100%), and specific reserves based on identifiable losses.

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

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 2002 and December 31, 2001. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.


                                                                 June 30   December 31
          Description                                              2002       2001
                                                             (Dollars in Thousands)
(A)       Loans accounted for on
          a nonaccrual basis                                     $1,270       $2,184

(B)       Loans which are contractually
          past due ninety days or more
          as to interest or principal
          payments (excluding balances
          included in (A) above)                                     14           18

(C)       Loans, the terms of which have been
          renegotiated to provide a reduction
          or deferral of interest or principal
          because of a deterioration in the
          financial position of the borrower                          0            0

(D)       Other non-performing assets                               678          210


The majority of the increase in other non-performing assets was due to the foreclosure on several parcels of real estate totaling $468,000.

Investment Securities

Total investments available for sale have increased $5,001,725 at June 30 as compared to December 31, 2001 due to the purchase of investment securities.

Premises and Equipment

Premises and equipment decreased $16,262 during the first two quarters of 2002.

Deposits

Total deposits decreased $928,000, or 0.51%, at June 30, 2002 from December 31, 2001. The decrease was caused by falling rates and customers purchasing other investment products. Noninterest bearing deposits increased $393,873 at June 30, 2002. Interest bearing deposits decreased $1,321,972 at June 30, 2002.

Liquidity

One of the Bank's goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank's traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank's liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank's traditional sources of liquidity be constrained, forcing the Bank to purse avenues of funding not typically used, the Bank's net interest margin could be impacted negatively. The Corporation's bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation liquidity at June 30, 2002 is considered adequate by management.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 2002, was $22,457,773, an increase of $611,280, or 2.80%. This increase is primarily due to current period earnings, together with the unrecognized gains on securities held for sale, and the sale of stock upon the exercise of options, less dividends declared and the purchase of $397,327 of treasury stock under a stock repurchase program. See NOTE 5 above.

Primary capital to total assets at June 30, 2002, was 10.21%, as compared to 9.93% at year-end 2001. Total capital and allowances for loan losses to total assets at June 30, 2002, was 11.10%, as compared to 10.84% at December 31, 2001. The Corporation's risk based capital was $27,760,000, or 16.64%, at June 30, 2002, as compared to $23,993,000, or 14.54%, at year end 2001 compared to the minimum requirement of 8.00%. This increase over December 31, 2001 is primarily due to the issuance of trust preferred securities by the Corporation. See NOTE 4 above. Based on management's projection, internally generated capital and the capital raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Bank to further access external funding sources. There can be no assurance that such funding source will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of June 30, 2002. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.


                                               CHANGE IN         CHANGE IN
             CHANGE IN          MARKET          MARKET            MARKET
          INTEREST RATES        VALUE           VALUE             VALUE
          (BASIS POINTS)        EQUITY          EQUITY            EQUITY(%)
          --------------        ------         ---------         ---------
              300               43,943          3,192               8
              200               43,156          2,405               6
              100               42,015          1,264               3
                0               40,751              0               0
             (100)              37,590         (3,161)             (8)
             (200)              34,415         (6,336)            (16)
             (300)              31,059         (9,692)            (24)


The preceding table indicates that at June 30, 2002, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. The recent growth in loans and the previously-reported loss of the public fund account have caused the caused the Corporation to become more liability sensitive over the period of a year, but the net interest margin remains stable in all interest rate environments tested.

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

                          PART II -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

         (a) A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 1, 2002 was reported under Item 4 of the Corporation's Form 10-Q for the quarter ended March 31, 2002, and is incorporated by reference herein.


Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               99(1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               99(2) Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Corporation filed on July 19, 2002 a Form 8-K Current Report dated June 27, 2002 to report the issuance of trust preferred securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED BANCORPORATION OF ALABAMA, INC.

   Date: August 14, 2002                    /s/ Robert R Jones II
                                                Robert R Jones II

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
--------                            -----------
  99(1)       Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, adopted pursuant to section 906 of the
              Sarbanes-Oxley Act of 2002.

  99(2)       Certification principal accounting officer pursuant to 18 U.S.C.
              Section 1350,adopted pursuant to section 906 of the Sarbanes-Oxley
              Act of 2002.

                                 Page 19 of 19