Form 10-Q
period 2002-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2002-11-15
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended September 30, 2002
                               ------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2002.

                    Class A Common Stock.... 1,161,481 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2002


                                      INDEX



                                                                                             PAGE
                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                                                 3

          Condensed Consolidated Statements of Earnings                                         4

          Condensed Consolidated Statements of Cash Flows                                       5

          Notes to the Condensed Interim Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   8

Item 3.  Market Risk Disclosures                                                               16

Item 4.  Controls And Procedures                                                               18


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                                       22

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


Item 1.

                                                                                September 30,   December 31,
                                                                                     2002           2001
                                                                                -------------   ------------
                                                                                 (Unaudited)     (Audited)
Assets
Cash and due from banks                                                          $  9,022,338     16,704,812
Federal funds sold                                                                          0      2,644,000
                                                                                 ------------   ------------
      Cash and cash equivalents                                                     9,022,338     19,348,812

Securities available for sale (amortized cost of $51,024,427                       52,602,507     41,615,592
    and 41,167,492 respectively)
Loans                                                                             160,181,229    149,045,609
Less: Allowance for loan losses                                                     1,974,716      1,993,245
                                                                                 ------------   ------------
      Net loans                                                                   158,206,513    147,052,364

Premises and equipment, net                                                         5,925,527      5,901,032
Interest receivable and other assets                                                6,635,876      6,037,732
                                                                                 ------------   ------------
      Total assets                                                               $232,392,761    219,955,532
                                                                                 ============   ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                           $ 35,165,256     33,406,633
  Interest bearing                                                                143,897,628    147,102,536
                                                                                 ------------   ------------
      Total deposits                                                              179,062,884    180,509,169

Securities sold under agreements to repurchase                                      8,333,858      9,069,292
Guaranteed preferred beneficial interest in junior subordinated  debt securities    4,000,000             --
Other borrowed funds                                                               16,543,508      6,235,327
Accrued expenses and other liabilities                                              1,230,484      2,295,251
                                                                                 ------------   ------------
      Total liabilities                                                           209,170,734    198,109,039

Stockholders' equity:
  Class A common stock. Authorized 5,000,000
  shares of $.01 par value; 1,161,481 and 1,156,881 respectively
  shares issued and outstanding                                                        11,615         11,595
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                                         0              0
  Preferred stock of $.01 par value. Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                                           0              0
Additional paid in capital                                                          5,092,728      5,056,304
Accumulated other comprehensive income                                                951,866        268,863
Retained earnings                                                                  18,012,525     16,961,631
                                                                                 ------------   ------------
                                                                                   24,068,734     22,298,393
Less 74,746 and 62,649 treasury shares, at cost                                       846,707        451,900
                                                                                 ------------   ------------
         Total stockholders' equity                                                23,222,028     21,846,493
                                                                                 ------------   ------------
         Total liabilities and stockholders' equity                              $232,392,761    219,955,532
                                                                                 ============   ============

See notes to condensed interim consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                 STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                     Three Months Ended         Nine Months Ended
                                                                          September                 September
                                                                      2002         2001         2002         2001
                                                                   ----------   ----------   ----------   ----------
Interest income:
  Interest and fees on loans                                       $2,866,015    3,280,845   $8,685,400  9,913,823
  Interest on investment securities Available for Sale:
    Taxable                                                           344,487      407,998    1,060,603    1,539,728
    Nontaxable                                                        227,019      221,600      684,774      726,598
                                                                   ----------   ----------   ----------   ----------
      Total investment income                                         571,506      629,598    1,745,377    1,636,728
    Other interest income                                              25,595       59,734      110,727      236,484
                                                                   ----------   ----------   ----------   ----------
      Total interest income                                         3,463,116    3,970,177   10,541,504   12,416,633

Interest expense:
  Interest on deposits                                                962,295    1,575,440    3,124,001    5,237,137
  Interest on other borrowed funds                                    158,576      180,850      383,450      690,068
                                                                   ----------   ----------   ----------   ----------
      Total interest expense                                        1,120,871    1,756,290    3,507,451    5,927,205

      Net interest income                                           2,342,245    2,213,887    7,034,053    6,489,428

Provision for loan losses                                             186,000      120,000      558,000      360,000
                                                                   ----------   ----------   ----------   ----------

      Net interest income after
        provision for loan losses                                   2,156,245    2,093,887    6,476,053    6,129,428

Noninterest income:
  Service charge on deposits                                          523,519      431,519    1,391,081    1,201,564
  Commissions on credit life                                            9,338       16,232       40,561       45,575
  Investment securities gains and losses, net                          18,754           --       67,276      172,500
  Other                                                               157,694       92,731      429,455      323,808
                                                                   ----------   ----------   ----------   ----------
      Total noninterest income                                        709,305      540,482    1,928,373    1,743,447

Noninterest expense:
  Salaries and benefits                                             1,202,622    1,067,198    3,507,399    3,176,440
  Net occupancy expense                                               467,223      339,147    1,306,617      989,742
  Other                                                               564,560      549,484    1,807,050    1,666,985
                                                                   ----------   ----------   ----------   ----------
      Total non-interest expense                                    2,234,405    1,955,829    6,621,066    5,833,167

      Earnings before income tax expense                              631,145      678,540    1,783,360    2,039,709
Income tax expense                                                    164,919      184,061      460,784      528,591
                                                                   ----------   ----------   ----------   ----------
      Net earnings                                                 $  466,226      494,479   $1,322,576    1,511,118
                                                                   ==========   ==========   ==========   ==========

Basic earnings per share (Note 3)                                  $     0.43   $     0.45   $     1.21   $     1.38
Diluted earnings per share (Note 3)                                $     0.42   $     0.45   $     1.20   $     1.37
Basic weighted average shares outstanding                           1,086,735    1,096,100    1,094,496    1,095,797
                                                                   ==========   ==========   ==========   ==========
Diluted weighted average shares outstanding                         1,100,189    1,102,096    1,100,189    1,102,096
                                                                   ==========   ==========   ==========   ==========

Statement of Comprehensive Income

Net Income                                                            466,226      494,479    1,322,576    1,511,118

Other Comprehensive Income, net of tax:
     Unrealized Holding gains (losses) arising during the period      468,104      339,766      849,258      781,347
     Less: Reclassification adjustment for gains (losses)
                 included in net income                                11,252            0       40,366      103,500
                                                                   ----------   ----------   ----------   ----------
Comprehensive income                                               $  923,077      834,245   $2,131,469    2,188,965
                                                                   ==========   ==========   ==========   ==========

See notes to condensed interim consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                             2002            2001
                                                                           Unaudited       Unaudited
Operating Activities:
 Net income                                                              $  1,322,576       1,511,118
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for loan losses                                                  558,000         360,000
   Depreciation on premises and equipment                                     657,895         406,741
   Accretion of investment securities available for sale                       (9,121)        (13,941)
   Gain on sale of investment securities available for sale                   (67,276)       (172,500)
   Gain on sale of other real estate                                           (1,000)             --
   Writedown of other real estate                                              32,710              --
   Increase in interest receivable
    and other assets                                                          152,963         881,718
   Decrease in accrued expenses
    and other liabilities                                                  (1,809,639)     (1,082,185)
   Compensation expenses recognized under - stock option plan                     --           9,360
                                                                         ------------    ------------
 Net cash provided  by operating activities                                   837,108       1,900,311
Investing activities:
  Proceeds from sales of investment securities available for sale           1,111,278       9,270,122
  Proceeds from maturities of investment securities available for sale      8,527,497      14,897,126
  Purchases of investment securities available for sale                   (19,410,948)     (6,075,073)
  Net increase in loans                                                   (11,712,149)     (9,901,030)
  Purchases of premises and equipment                                        (682,390)     (1,045,551)
  Purchases of other real estate                                             (515,283)        (72,000)
  Proceeds from sales of other real estate                                     22,000              --
                                                                         ------------    ------------
 Net cash provided (used) by investing activities                         (22,659,996)      7,073,594
                                                                         ------------    ------------
Financing activities:
  Net decrease  in deposits                                                (1,446,285)    (16,887,630)
 Net increase in securities sold under
  agreement to repurchase                                                    (735,434)       (929,857)
  Exercise of stock options                                                    32,000          30,184
  Proceeds from sale of treasury stock                                          6,963           4,681
  Cash dividends                                                             (271,684)       (274,025)
  Purchase of treasury stock                                                 (397,327)             --
  Proceeds from issuance of trust preferred
  securities                                                                4,000,000              --
  Increase in other borrowed funds                                         14,308,181       1,522,953
                                                                         ------------    ------------
 Net cash provided (used) by financing activities                          11,496,414     (16,533,694)
                                                                         ------------    ------------
 Decrease  in cash and cash equivalents                                   (10,326,474)     (7,559,789)
Cash and cash equivalents at beginning of period                           19,348,812      20,360,173
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $  9,022,338      12,800,384
                                                                         ============    ============

Supplemental disclosures

 Cash paid during the year for:
     Interest                                                               4,065,372       6,319,171
                                                                         ============    ============

     Income taxes                                                             322,000         581,000
                                                                         ============    ============

    Transfer of investments securities held to
     maturity to available for sale                                                --      13,975,608
                                                                         ============    ============

See notes to condensed interim consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

        The Condensed Notes to Interim Consolidated Financial Statements

NOTE 1 - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation") and its wholly-owned subsidiary, United Bank (the "Bank"). In the opinion of management, all adjustments necessary to present fairly the financial position, the results of operations and comprehensive income and the statement of cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt,", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." These recissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of any related income tax effect. This statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for all fiscal years beginning after May 15, 2002. The Corporation currently does not expect the adoption of SFAS No. 145 to have an impact on the consolidated financial statements of the Corporation.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Corporation currently does not expect the adoption of SFAS No. 146 to have an impact on the consolidated financial statements of the Corporation.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions ("SFAS No. 147"). This statement amends SFAS 72, Accounting for Certain Acquisitions of

Banking of Thrift Institutions ("SFAS 72") and SFAS No. 114 and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method ('Interpretation No. 9"). Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. SFAS No. 147 is effective after September 30, 2002 and will not have a material impact on the Corporation's consolidated financial position or results of operations.

NOTE 3 - Net Income per Share


Presented below is a summary of the components used to calculate diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001.

                                                    Three months              Nine months
                                                       ended                     ended
                                                   September 30,             September 30,
                                                 2002         2001         2002         2001
Weighted average common shares
outstanding                                    1,086,735    1,096,100    1,094,496    1,095,797

Net effect of the assumed exercise of stock
options based on the treasury stock method
using average market price for the quarter        13,454        5,979        5,693        6,282

Total weighted average common shares and
potential common stock outstanding             1,100,189    1,102,079    1,100,189    1,102,079

Note 4 - Trust Preferred Securities

The Bank issued $4,000,000 in trust preferred securities at a floating rate of three month libor plus 3.65% that resets every quarter, the current rate is 5.425%. The debt is callable in five years and matures in 30 years. For additional information see the Form 8-K filed in July 19, 2002.

NOTE 5 - Stock Repurchase

The Corporation commenced an issuer tender offer on April 15, 2002 pursuant to which it offered to purchase up to 32,250 shares of its Class A Common Stock ("Common Stock") at a price of $31.00 per share. Upon completion of the offer on June 28, 2002, the Corporation purchased 12,817 shares of Common Stock for an aggregate purchase price of $397,327. Additional information regarding the stock repurchase offer is set forth in the Schedule TO-I of the Corporation filed with the Securities and Exchange Commission on April 15, 2002, as amended by Amendments Nos. 1 and 2 thereto filed on April 22, 2002 and July 1, 2002, respectively. Excluding the repurchase of common stock, earnings per share would have decreased by $0.01 for the basic earnings per share and diluted earnings per share would have been unchanged for the three month period, for the nine month period basic earnings per share would have decreased changed $0.02 and diluted earnings per share would have changed $0.01.

NOTE 6-Loans

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30, ($ in thousands):

                                                   2002     2001
                                                 ------   ------
Balance at beginning of year                      1,993    1,939
Provision charged to expense                        558      360
Loans charged off                                  (614)    (383)
Recoveries                                           38       47
                                                 ------   ------
     Net Charge-offs                               (586)    (336)
Allowance applicable to loans of acquired bank        0        0
                                                 ------   ------
Balance at end of period                          1,975    1,963
                                                 ------   ------

At September 30, 2002 and 2001, the carrying amounts of nonaccrual loans were $1,144,682 and $2,297,000, respectively. Interest income recognized on impaired loans or nonaccrual loans for the nine months ended September 30, 2002 was $28,601.


NOTE 7 - Operating Segments

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment
- commercial banking.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions (see Note 1 to Consolidated Financial Statements Form 10-K). Management believes that its determination of the allowance for loan losses involve a higher degree of judgment and complexity than the Bank's other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank's borrowers, subjecting the Bank to significant volatility of earnings. The allowance for credit losses is established through a provision for loan losses, which is a charge against earnings. Provision for loan losses are made to reserve for estimated probable losses within the loan portfolio.

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

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its subsidiary for the nine months ended September 30, 2002, and 2001, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Nine Months ended September 30, 2002 and 2001, Compared

Summary

Net income for the nine months ended September 30, 2002, decreased $188,542, or 12.48%, as compared to the same period in 2001.

Net Interest Income

Total interest income decreased $1,875,129, or 15.10%, in 2002. Average interest-earning assets were $203,295,090 for the first nine months of 2002, as compared to $202,529,673 for the same period in 2001, an increase of $765,417, or 0.38%. The average rate earned in 2002 was 6.91% as compared to 8.19% in 2001, reflecting the stable low interest rate environment during the first nine months of 2002.

Total interest expense decreased by $2,419,754, or 40.82%, in 2002, when compared to the same period in 2001. This decrease in interest expense can be attributed primarily to the stable lower interest rate environment in 2002, and a slight decrease in interest bearing liabilities. Average interest bearing liabilities decreased to $164,308,901 in 2002 from $166,648,369 in 2001, a decrease of $2,339,468, or 1.40%. The average rate paid decreased to 2.81% in 2002, as compared to 4.76% in 2001.

Net interest margin increased to 4.64% for the first nine months of 2002 as compared to 4.27% for the same period in 2001. The lower stable interest rates in 2002 have allowed the Corporation to reprice certificates of deposits at lower interest rates. This drop the interest rates paid on certificates of deposits has been an average of 195 basis points on interest bearing liabilities, and interest earning assets have only dropped an average of 128 basis points, causing the increase in net interest margin.

Noninterest Income

Total noninterest income increased $185,926 or 10.61% for the first nine months of 2002. Gains on sale of investments decreased $105,224 in 2002. Service charges on deposits increased $189,517, or 15.77%, for the first nine months, as a result of the Bank's implementation of an overdraft privilege account which has increased overdraft fees. Commissions on credit life insurance decreased $5,014 in 2002, or 11.00%. Other income increased during the first nine months of 2001 by $105,647 or 32.63%. This increase can be attributed primarily to an increase in fees of $76,327 for origination of loans for a third party institution.


Noninterest Expense

Total noninterest expense increased $787,899, or 13.51%, during the first nine months of 2002. Salaries and benefits increased $330,959 or 10.42%, in the first nine months of 2002. The increase in salaries is a result of the increase of 7 full time equivalent employees due to the opening of two new branches in Baldwin County. Occupancy expense increased $316,875, or 32.02% in the first nine months of 2002, due to the opening of new offices, and additional depreciation on computer equipment purchased in September 2001. Other expenses increased $105,647, or 32.63%, during the first nine months of 2002, largely due an increase in professional fees, and a write down of two parcels of real estate of $32,710.

Provision for Loan Losses

The provision for loan losses increased to $558,000 for the first nine months of 2002 as compared to $360,000 for the same period in 2001. The provision has been increased due to the higher average loan balance during the period.

Income Taxes

Earnings before taxes for the first nine months of 2002 decreased $256,349, or 12.57%, compared to the same period in 2001. Income tax expense decreased $67,807, or 12.82%, for the first nine months of 2002. The effective tax rate decreased to 25.83% from 25.92%.

Three Months Ended September 30, 2002, and 2001, Compared

Summary

Net income for the three months ended September 30, 2002 decreased $28,253, or 5.71%.


Net Interest Income

Total interest income decreased $507,061 or 12.78% for the third quarter of 2002. This decrease is primarily due to the reduction of interest rates caused by the lower stable interest rate environment of 2002. Average interest earning assets increased to $206,640,185 in 2002, from $198,371,435 in 2001, an increase of $8,268,750, or 4.17%. Interest and fees on loans decreased $414,830, or 12.64%, in 2002. The average rate earned on interest earning assets during the third quarter of 2002 was 6.65%, as compared to 7.94% for the same period in 2001.

Total interest expense decreased by $635,419, or 36.18%, for the third quarter of 2002. Average interest-bearing liabilities for the third quarter of 2002 were $163,326,443 as compared to $163,071,522 for the same period in 2001, an increase of $254,921, or .15%. During this same period the average rate paid on interest bearing liabilities decreased from 4.27% in 2001 to 2.72% in 2002. The net interest margin increased to 4.59% for the third quarter of 2002, as compared to 4.36% for the same period in 2001.


Noninterest Income

Total noninterest income increased $168,823, or 31.24%, for the third quarter of 2002. Service charges on deposits increased $92,000, or 21.32%, in 2002 as a result of the Bank's increase in fees for overdrafts and non sufficient fund checks, due to the implementation of overdraft privilege accounts. Commissions on credit life insurance decreased $6,894, or 42.47%, for the third quarter of 2002. Other income increased during the third quarter of 2002 by $64,963, or 70.05%. This increase can be primarily attributed to an increase in loan origination fees.


Noninterest Expense

Total noninterest expense increased $278,576, or 14.24%, during the third quarter of 2002. Salaries and benefits increased $135,424, or 12.69%, in 2002. The increase can primarily be attributed to the increase in full time equivalent employees and rising insurance cost. Occupancy expense increased

$128,076, or 3.78%, in 2002, primarily due to depreciation expense on a new computer system to provide data processing in house. The cost savings expected from this conversion have been realized, but offset by increase in advertising, professional fees and supplies. Other expenses increased $15,076 or 2.74% during the third quarter of 2002.

Provision for Loan Losses

The provision for loan losses increased to $186,000 from $120,000 for the third quarter of 2002, as compared to 2001. The provision has been increased due to the higher average loan balance during the period.

Income Taxes

Earnings before taxes for the third quarter of 2001 decreased by $47,395, or 6.99%. Income taxes decreased $19,142, or 10.39%, in the third quarter of 2002. The effective tax rate for 2002 was 26.13% as compared to 27.13% in 2001.




Financial Condition and Liquidity

Total assets on September 30, 2002, increased $12,147,695, or 5.52%, from December 31, 2001. This increase is due to an increase in loans and securities, funded by cash and Federal Home Loan Bank advances. Average total assets for the first nine months of 2002 were $220,684,460. The loan (net of allowance) to deposit ratio on September 30, 2002, excluding bankers acceptances and commercial paper, was 88.35% as compared to 72.86% on December 31, 2000. The Corporation has a very stable repurchase agreement with several entities, when these are included in the loan to deposit calculation it is 84.42%.

Fed Funds Sold decreased $2,644,000, or 100%, as of September 30, 2002. This decrease is due to the normal fluctuation of funds in the markets that the Bank serves.

Allowance for Loan Losses

The allowance for possible loan losses represents 1.23% of gross loans at September 30, 2002, as compared to 1.34% at year-end 2001. This decrease was due primarily to loan growth and the charge off of loans in 2002 which were included in the allowance for loan loss calculation in prior periods. Loans on which the accrual of interest had been discontinued decreased to $1,144,682 at September 30, 2002, as compared to $2,184,316 at December 31, 2001. This decrease is primarily due to loans being charged off and payment by a Small Business Administration guarantee. All loans are closely monitored by management, and management believes the loan portfolio as a whole is appropriately reserved for at September 30, 2002, taking into account guarantees and collateral.

Net charged-off loans for the first nine months of 2002 were $585,788, as compared to $230,649 for the same period in 2001. Bank management believes that potential nonperforming loans have been identified. In the future management intends to manage the nonperforming loans to minimize future charge offs.

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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned loan classifications as follows: substandard (10%), doubtful (50%), and loss (100%). The Corporation also has a specific reserve that is used to reflect any shortfall expected due to collateral deficiencies. All loans classified as loss are charged off within the quarter.

The nonclassified portion of the allowance is for inherent losses which potentially exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations.
Some of the factors considered are changes in credit concentrations, loan mix and volume, historical loss experience, non-accrual, delinquent loans and general economic environment in the Corporation's markets.

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

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at

September 30, 2002 and December 31, 2001. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

                                   September 30    December 31
Description                            2002           2001
                                   ------------   ------------
                                     (Dollars in Thousands)
Loans accounted for on
a nonaccrual basis                 $      1,145   $      2,184

Loans which are contractually
past due ninety days or more
as to interest or principal
payments (excluding balances
included in (A) above)                       18             18

Loans, the terms of which have
been renegotiated to provide
a reduction or deferral of
interest or principal because of
a deterioration in the financial
position of the borrower                    586            861

Other non-performing assets                 656            556


The increase in other non-performing assets was due to foreclosure on several pieces of real estate. The decrease in loans accounted for on a nonaccrual basis is due to the increase in other real estate owned, charged off loans and the payment of a Small Business Administration guarantee.

Investment Securities

Total investments have increased $10,986,915. This reflects an arbitrage strategy of buying investments and funding them with Federal Home Loan Bank advances, in transactions designed to earn an acceptable spread and help increase return on equity.

Loans

Loans increased $11,154,149, primarily as the result of new seasonal agricultural loans in all markets. These loans consist of both real estate and production loans; all production loans are required to be collateralized by crop insurance.

Deposits

Total deposits decreased $1,446,285, or .80%, at September 30, 2002. Noninterest bearing deposits increased $1,758,623 or 5.26% at September 30, 2002. Interest bearing deposits, decreased approximately $3,204,908 at September 30, 2002.

Liquidity

One of the Bank's goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank's traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank's liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank's traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank's net interest margin could be impacted negatively. The Corporation's bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation liquidity at September 30, 2002 is considered adequate by management.

Capital Adequacy

The Corporation relies primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 2002, was $23,222,028, an increase of $1,375,535, or 6.30%. This increase is primarily due to current period earnings, together with the unrealized gains on securities available for sale, and exercise of stock options, less dividends declared.

Primary capital to total assets at September 30, 2002, was 10.00%, as compared to 9.93% at year-end 2001. Total capital and allowances for loan losses to total assets at September 30, 2002, was 10.86%, as compared to 10.84% at December 31, 2001. The Corporation's risk based capital was $28,244,000 or 16.03%, at September 30, 2002, as compared to $23,570,000, or 14.54%, at year end 2001, compared to the minimum requirement of 8.00%. This increase over December 31, 2001 is primarily due to the issuance of trust-preferred securities by the Corporation. See NOTE 4 above. Based on management's projection, internal generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but continuing growth into new markets may require the Bank to access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of September 30, 2002. All market risk sensitive instruments presented in this table are available for sale. The Bank has no trading securities or held to maturity securities.


                           CHANGE IN     CHANGE IN
  CHANGE IN       MARKET    MARKET        MARKET
INTEREST RATES    VALUE     VALUE         VALUE
(BASIS POINTS)    EQUITY    EQUITY      EQUITY (%)
--------------    ------   ---------    ----------
           300    41,354       5,867            17
           200    39,874       4,387            12
           100    38,203       2,716             8
             0    35,487           0             0
          (100)   31,572       2,716           (11)
          (200)   27,551       4,387           (22)
          (300)   23,724       5,867           (33)

The preceding table indicates that at September 30, 2002, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to increase. The Corporation is more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a.) Based on evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-4(C) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days of the filing of this quarterly report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation's disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b.) There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

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

                  Reports on Form 8-K

         (b) The Corporation filed on July 19, 2002 a Form 8-K Current Report date June 27, 2002 to report the issuance of trust preferred securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED BANCORPORATION OF ALABAMA, INC.


Date: November 14, 2002                /s/ Robert R Jones III
                                       ----------------------
                                       Robert R Jones III
                                       President & CEO

                                 CERTIFICATIONS

         I, Robert R Jones III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Bancorporation of Alabama Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Robert R. Jones III
-----------------------
Robert R. Jones III
President and CEO

I, Mitchell D. Staples, certify that:

1. I have reviewed this quarterly report on Form 10-Q of United Bancorporation of Alabama, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mitchell D. Staples
-----------------------
Mitchell D. Staples
Principal financial officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
     99(1)                 Certification pursuant to 18 U.S.C. Section 1350,
                           adopted pursuant to section 906 of the Sarbanes-Oxley
                           Act of 2002.

     99(2) Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley
                           Act of 2002.