Form 10-K
period 2002-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2003-03-31
CIK 704561

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 2-78572
    December 31, 2002


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---

Aggregate market value of voting and nonvoting common equity held by non affiliates as of June 30, 2002 was $29,463,053 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Common Stock            Par Value         Outstanding at March 20,2003
------------            ---------         ----------------------------
 Class A...............    $.01                 1,086,898   Shares*
 Class B...............    $.01                         0   Shares


*Excludes 74,583 shares held as treasury stock.

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

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa and Master Card, multi-purpose, nationally recognized credit card services, and trust services through Morgan Keegan Trust of Memphis, Tennessee. The Bank also offers internet banking, bill pay and online brokerage services at its web site, www.ubankal.com. The Bank also owns an insurance agency, United Insurance Services Inc., which opened and began business in the last half of 2001.

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

Employees - The Corporation and its subsidiary had approximately 130 full-time equivalent employees at December 31, 2002. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

         Dividends from United Bank constitute the major source of funds for the Corporation. United Bank is subject to state law restrictions on its ability to pay dividends, primarily that the prior written approval of the Superintendent is required if the total of all dividends declared in any calendar year exceeds the total of United Bank's net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. United Bank is subject to restrictions under Alabama law which also prohibits any dividends from being made from surplus without the Superintendent's prior written approval and the general restriction that dividends in excess of 90% of United Bank's net earnings (as defined by statute), may not be declared or paid unless United Bank's surplus is at least equal to 20% of its capital. United Bank's surplus is significantly in excess of 20% of its capital. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice. Federal law provides that no dividends may be paid which would render the Bank undercapitalized. United Bank's ability to make funds available to the Corporation also is subject to restrictions imposed by federal law on the ability of a bank to extend credit to its parent company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on behalf thereof or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized","undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2002, the Bank was "well capitalized" and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

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

The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the "GLB Act") on November 12, 1999 represented an important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is now common. The GLB Act includes significant provisions regarding the privacy of financial information. These new financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

On October 26, 2001, President Bush signed into law the Uniting and Strengthening American by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). Among its provisions, the USA Patriot Act requires each financial institution: (1) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its pivate banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act. It is not anticipated that the USA Patriot Act will have a significant impact on the financial condition or results of operations of the Corporation.

         In July 2002 the Sarbanes-Oxley Act of 2002 (the "SOA") was enacted. The SOA establishes many new operational and disclosure requirements, with the stated goals of, among other things, increasing corporate responsibility and protecting investors by improving corporate disclosures. The SOA applies generally to companies that file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"). As an Exchange Act reporting company, the Corporation is subject to some SOA provisions. Other SOA requirements apply only to companies which, unlike the Corporation, have stock traded on a national stock exchange or the NASDAQ. Because rules implementing the SOA are not fully implemented, all of the effects of the SOA requirements on the Corporation remain to be determined. It is likely, however, that the Company's cost will increase, at least in the short term, as a result of SOA implementation, and the Company is continuing to assess the financial and other effects of the SOA on its operations.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2002, 2001 and 2000. Averages referred to in the following statistical information are generally average daily balances.



                       AVERAGE CONSOLIDATED BALANCE SHEETS
                                  December 31,
                               2002, 2001 and 2000


                                                                  (Dollars In Thousands)

              Assets                                      2002             2001              2000
              ------                                 ------------      ------------      ------------
Cash and due from bank                               $      5,520      $      7,916      $      8,244
Interest-bearing deposits with
     other financial institutions                           1,486             3,867               818
Federal funds sold and repurchase
     Agreements                                             2,772             2,122             6,505
Taxable securities available for                           29,024            30,072            36,368
     Sale
Tax-exempt securities available for sale                   19,110            19,233            13,248
Taxable investment securities held to
     Maturity                                                   0                 0             4,900
Tax-exempt investment securities held
     to maturity                                                0                 0            10,006
Loans, net                                                152,869           146,868           131,596
Premises and equipment, net                                 5,913             4,626             4,866
Interest receivable and other assets                        7,826             4,071             3,691
                                                     ------------      ------------      ------------
                        Total assets                 $    224,520           218,775           220,242
                                                     ============      ============      ============


            Liabilities and Stockholders' Equity
Demand deposits - noninterest-bearing                $     33,449            30,425            29,622
Demand deposits - interest-bearing                         28,147            29,069            43,580
Savings deposits                                           16,638            14,917            15,013
Time deposits                                             101,444           102,003            91,937
Other borrowed funds                                       10,269             8,403             8,949
Repurchase agreements                                      10,734            11,628            10,666
Accrued expenses and other liabilities                      1,137             1,959             1,573
                                                     ------------      ------------      ------------
                        Total liabilities                 201,818           198,404           201,340
                                                     ------------      ------------      ------------
            Stockholders' equity:
Common Stock                                                   12                12                12
Additional Paid In Capital                                  5,059             5,008             4,918
Retained earnings                                          17,759            15,409            14,261
Accumulated other comprehensive
  Income net of deferred taxes                                521               396               173
Less shares held in treasury,
            At cost                                          (649)             (454)             (462)
                                                     ------------      ------------      ------------
Total stockholders' equity                                 22,702            20,371            18,902
                                                     ------------      ------------      ------------
Total liabilities and
stockholders' equity                                 $    224,520           218,775           220,242
                                                     ============      ============      ============

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities(Dollars in Thousands).


                                                                                        Average
                                                                       Interest          Rates
                                                        Average         Income/         Earned/
                  2002                                  Balance         Expense          Paid
                  -----                                ----------     ----------      ----------
Loans, net(1)                                          $  152,869         11,597            7.59%
Taxable securities available for sale                      29,024          1,417            4.88
Tax exempt sec. available for sale(2)                      19,110          1,535            8.03
Federal funds sold and repurchase                           2,772             47            1.70
Interest-bearing deposits with other                        1,486             35            2.36
Financial institutions
                                                       ----------     ----------      ----------
Total interest-earning assets                          $  205,261         14,631            7.13%
                                                       ==========     ==========      ==========

Savings deposits and demand
  deposits - interest-bearing                          $   44,785            562            1.25%
Time deposits                                             101,444          3,445            3.40
Repurchase agreements                                      10,734             83             .77
Other borrowed funds                                       10,269       4854.722
                                                       ----------     ----------
Total interest-bearing liabilities                     $  167,232          4,575            2.74
                                                       ==========     ==========      ==========
Net interest income/net yield
   on interest-earning assets                                         $   10,169            4.95%
                                                                      ==========      ==========


                                                                                        Average
                                                                       Interest          Rates
                                                        Average         Income/         Earned/
                  2001                                  Balance         Expense          Paid
                  -----                                ----------     ----------      ----------
Loans, net(1)                                          $  146,868         13,030            8.87%

Taxable securities available for sale                      30,072          2,003            6.66

Tax exempt sec. available for sale(2)                      19,233           1450            7.53

Federal Funds Sold and repurchase agreements                2,122             99            4.67

Interest bearing deposits with
  other Financial Institutions                              3,867            138            3.56
                                                       ----------     ----------      ----------
Total interest-earning assets                          $  202,162         16,720            8.27%
                                                       ==========     ==========      ==========
Savings deposits and demand
  deposits - interest-bearing                          $   43,986          1,063            2.42%

Time deposits                                             102,003          5,575            5.46

Repurchase agreements                                      11,628            362            3.11

Other borrowed funds                                        8,403            450            5.36
                                                       ----------     ----------
Total interest-bearing liabilities                     $  166,020          7,450            4.49%
                                                       ==========     ==========      ==========
Net interest income/net yield
   on interest-earning assets                                         $    9,270            4.59%
                                                                      ==========      ==========


                                                                             Average
                                                             Interest         Rates
                                                 Average      Income/         Earned/
                  2000                           Balance      Expense          Paid
                  ----                          ----------   ----------      ----------
Loans, net(1)                                   $131,596       13,004           9.88%
Taxable securities available for sale             36,368        2,387           6.56
Tax exempt sec. available for Sale(2)             13,248          986           7.44
Taxable securities held to maturity                4,900          319           6.51
Tax exempt held to maturity(2)                    10,006          745           7.45
Federal funds sold and repurchase
      agreements                                   6,505          457           7.02
                                                --------     --------       --------
Total interest-earning assets                   $202,623       17,898           8.83%
                                                ========     ========       ========

Savings deposits and demand
  deposits - interest-bearing                   $ 58,593        2,173           3.71%
Time deposits                                     91,937        5,253           5.71
Repurchase agreements                             10,666          587           5.50
Other borrowed funds                               8,949          542           6.05
                                                --------     --------       --------
Total interest-bearing liabilities              $170,145        8,555           5.03%
                                                ========     ========       ========
Net interest income/net yield
   on interest-earning assets                                $  9,343           4.61%
                                                             ========       ========

(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2002, 2001 and 2000.

Analysis of Changes in Interest Income and Interest Expense: The following is an Analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
Average Balances


                                                                      Interest Income
                                                                           Expense                             Variance As to
                                                                      ---------------                          --------------
  2002          2001                                                 2002         2001       Variance        Rate          Volume
--------      -------                                               ------       ------      --------       ------         ------
$152,869      146,868     Loans (Net)                               11,597       13,030       (1,433)       (1,999)          566
  29,024       30,072     Taxable Securities AFS(1)                  1,417        2,003         (586)         (518)          (68)
  19,110       19,233     Tax Exempt Securities AFS(2)               1,535        1,450           85            94            (9)
                    0     Taxable Securities HTM(3)                                                             **            **
                    0     Tax Exempt HTM(2)                                                       **            **            **
   2,772        2,122     Fed Funds Sold                                47           99          (52)          100            48
   1,486        3,867     Interest Bearing Deposits                     35          138         (103)           36           (67)
 205,261      202,162     Total Interest Earning Assets             14,631       16,720       (2,089)         2559           470

                          Savings and Interest Bearing
  44,785       43,986     Demand Deposits                              562        1,063         (501)         (521)           20
 101,444      102,003     Other Time Deposits                        3,445        5,575       (2,130)        (2100)          (30)
  10,269        8,403     Other Borrowed Funds                         372          450          (78)         (105)           27
  10,734       11,628     Repurchase Agreements                         83          362         (279)         (576)          297
 167,232      166,020     Total Int Bearing Liabilities              4,462        7,450       (2,988)        (3303)          315

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

(Dollars in Thousands)
Average Balances


                                                                      Interest Income
                                                                           Expense                             Variance As to
                                                                      ---------------                          --------------
  2002          2001                                                 2002         2001       Variance        Rate          Volume
--------      -------                                               ------       ------      --------       ------         ------
$  146,868    131,596     Loans (Net)                               13,030       13,004          26          (192)            218
    30,072     36,368     Taxable Securities AFS(1)                  2,003        2,387        (384)           37            (421)
    19,233     13,248     Tax Exempt Securities AFS(2)               1,450          986         464            12             452
         0      4,900     Taxable Securities HTM(3)                      0          319        (319)           (0)           (319)
         0     10,006     Tax Exempt HTM(2)                              0          745        (745)           (0)           (745)
     2,122      6,505     Fed Funds Sold                                99          398        (299)          (99)           (200)
     3,867        818     Interest Bearing Deposits                    138           59          79           (12)             91
   202,162    202,623     Total Interest Earning Assets             16,720       17,898      (1,178)         (787)           (391)

                          Savings and Interest Bearing
    43,986     58,593     Demand Deposits                            1,063        2,173      (1,109)         (649)           (460)
   102,003     91,937     Other Time Deposits                        5,575        5,253         322          (213)            535
     8,403      8,949     Other Borrowed Funds                         450          543         (93)          (60)            (33)
    11,628     10,666     Repurchase Agreements                        362          587        (225)         (285)             60
   166,020    170,145     Total Int Bearing Liabilities              7,450        8,555      (1,105)        (1201)            102

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1) Available for Sale (AFS)

(2) Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2000 and 1999.

(3) Held to Maturity (HTM)

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. With the adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001, the Bank elected to move all investments held to maturity to available for sale. The Bank's current loan policy establishes the gross optimal ratio of loans to deposits and repurchase agreements ratio as being 85%. This ratio as of December 31, 2002 was 85.17%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

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

                     Investment Securities Held to Maturity
                        December 31, 2002, 2001 and 2000

                             (Dollars in Thousands)



                                        2002         2001            2000
                                        ----         ----            ----
                                      Amortized    Amortized       Amortized
                                       Cost  %      Cost   %        Cost  %
U.S. Government Agencies              $0     0      $0     0      $2,995   21.4

Mortgage Backed Securities            $0     0      $0     0      $1,683   12.1

State and Municipal                   $0     0      $0     0      $9,297   66.5

                                      --------      --------      --------------

  Total Amortized Cost                $0     0%     $0     0%     $13,975 100.0%
                                      ========      ========      =======  ======

    Maturity Distribution of Investment Securities Held to Maturity

The following table sets forth the distribution of maturities of investment securities.

                        December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)


                                         2002                     2001                   2000
                                        -------                 -------                  -----

                                  Amort  Weighted          Amort  Weighted           Amort  Weighted

                                Cost        Avg Yld       Cost        Avg Yld       Cost        Avg Yld
U.S. Government Agencies

      5 - 10 years             $     0            0      $     0            0      $ 2,995         6.51%
                               -------      -------      -------      -------      -------      -------

                               $     0            0      $     0            0      $ 2,995         6.51%
                               =======      =======      =======      =======      =======      =======
State & Municipal(1)
      Within one year          $     0            0      $     0            0      $   450         7.72%

      1 - 5 years              $     0            0            0            0        2,166         7.66%

      5 - 10 years             $     0            0            0            0        3,603         7.50%

      After 10 years           $     0            0            0            0        3,078         8.08%
                               -------      -------      -------      -------      -------      -------
      Total                    $     0            0%     $     0            0%     $ 9,297         7.74%
                               =======      =======      =======      =======      =======      =======

Mortgage Backed
      Securities
      1 - 5 years              $     0            0      $     0            0%     $   124         6.01%

      5 - 10 years             $     0            0            0            0        1,003         6.67

      After 10 years           $     0            0            0            0          556         7.47
                               -------      -------      -------      -------      -------      -------

      Total                    $     0            0%     $     0            0%     $ 1,683         6.89%
                               =======      =======      =======      =======      =======      =======


      Total Yield                                 0%                        0%                     7.37%
                                                                      =======      =======      =======

      Total Amortized Cost     $     0                   $     0                   $13,975
                                                                      =======      =======      =======


    (1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34%.

The following table sets forth the amortized cost of the Available for Sale investment portfolio.

                    Investment Securities Available for Sale
                        December 31, 2002, 2001 and 2000

                             (Dollars in Thousands)




                           2002                           2001                           2000
                           ----                           ----                           ----
                         Amortized              %       Amortized               %      Amortized               %
                           Cost                            Cost                          Cost
U.S. Treasury           $    1,518            3.1      $    1,506            3.7%     $    6,551           14.2%
U.S. Gov't Agencies          1,500            3.0           2,088            5.1           4,192            9.1
Mortgage Backed Sec         24,879           50.3          18,050           43.8          22,905            9.6
State and Municipal         21,026           42.6          18,532           45.0          12,010           26.0
Other                          491            1.0             992            2.4             503            1.1
                        ----------     ----------      ----------     ----------      ----------     ----------
           Total            49,414          100.0%     $   41,168          100.0%     $   46,161          100.0%
                       ===========     ==========      ==========     ==========      ==========     ==========

Maturity Distribution of Investment Securities Available for Sale

The following table sets forth the distribution of maturities of investment securities available for sale.

                        December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)


                                   2002                            2001                            2000
                                   ----                            ----                            -----
                                Amortized      Weighted          Amortized         Weighted      Amortized        Weighted
                                  Cost         Avg Yld              Cost            Avg Yld         Cost          Avg Yld
U.S. Treasury Sec
  Within one year              $       499            5.55%     $     1,007            6.21%     $     2,011            6.03%
  1 - 5 years                        1,019            1.65              499            5.51            4,540            5.95

                               $     1,519            2.92      $     1,506            5.97      $     6,551            5.97
                               ===========     ===========      ===========     ===========      ===========     ===========
U.S. Government Agencies
excluding Mortgage Backed
Securities
  1 - 5 years                  $     1,000            1.91      $     1,000            2.46      $     2,000            6.27
  5 - 10 years                         500            8.00              500            8.00              500            8.00
  After 10 years                         0               0              588            8.00            1,692            7.79

  Total                              1,500            5.34%     $     1,500            5.34%     $     4,192            7.09
                               ===========     ===========      ===========     ===========      ===========     ===========

Mortgage Backed Securities

 Within one year               $         0               0%     $         0               0%     $        92            8.50%
  1 - 5 years                          593            6.38              250            6.50              346            6.39
  5 - 10 years                       6,875            4.59            3,503            6.28            1,430            6.81
  After 10 years                    17,411            5.07           14,297            6.45           22,905            6.79

  Total                        $    24,879            4.97%     $    18,050            6.42%     $    22,905            6.79%
                               ===========     ===========      ===========     ===========      ===========     ===========


State & Municipal(1)
  Less than 1 year             $       310           10.96              175            8.55%     $         0               0%
  1 - 5 years                        2,566            7.83            3,153            7.45              676            7.99
  5 - 10 years                       6,417            7.95            5,441            7.53            2,709            7.74
  After 10 years                    11,733            7.82            9,763            7.64            8,625            7.67

  Total                        $    21,026            7.90      $    18,532            7.58%          12,010            7.70%
                               ===========     ===========      ===========     ===========      ===========     ===========

Continued on next page .

Continued from previous page


                                   2002                            2001                          2000
                                   ----                            ----                          -----
                               Amortized       Weighted         Amortized         Weighted      Amortized      Weighted
                                 Cost          Avg Yld            Cost            Avg Yld         Cost          Avg Yld
Other Sec
1 - 5 years                    $        0               0      $      503            6.22      $      503           6.25
5 - 10 years                          491            5.74             489            5.49               0           0.00
                               ----------      ----------      ----------      ----------      ----------     ----------

Total                          $      491            5.74%     $      992            5.86%     $    1,178           7.11%
                               ==========      ==========      ==========      ==========      ==========     ==========

Total Yield                                          6.25%                           6.86%                          6.94%
                                               ==========                      ==========                     ==========

Total amort                    $   49,414                      $   41,168                      $   46,161
                               ==========                      ==========                      ==========

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2002,2001 and 2000.

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

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank's loan maturity distribution reflects 41.83% of the portfolio maturing in one year or less. In addition, 44.21% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

An average loan in the loan portfolio at December 31, 2002 was approximately $38,998, an increase of $4,514 from 2001. This continued increase in the average loan size is due to the shift of loans to commercial real estate, financial, agricultural, and 1-4 family residential loans from the installment loan portion of the portfolio.

Maturities and sensitivity to change in interest rates in the Corporation's loan portfolio are as follows:

                            LOAN PORTFOLIO MATURITIES

                                December 31, 2002

                             (Dollars in Thousands)



                                                          REMAINING MATURITY
                                       -------------------------------------------------------
                                                          One-          After
                                         One Year         Five          Five
                                         or Less         Years          Years         Total
                                       ----------     ----------     ----------     ----------
Commercial, Financial
      and agricultural                 $   49,426         44,943         17,061        111,430
Real estate - construction                  7,007          1,288              0          8,295
Real estate - mortgage                      4,476         15,849          7,460         27,785
  1-4 Family
Installment loans to
      individuals                           7,043          7,106            777         14,926
                                       ----------     ----------     ----------     ----------

      Total                            $   67,952         69,186         25,298        162,436
                                       ==========     ==========     ==========     ==========

                    SENSITIVITY TO CHANGES IN INTEREST RATES
                            LOANS DUE AFTER ONE YEAR

                             (Dollars in Thousands)


                                       Predetermined         Floating
                                           Rate                Rate                Total
                                       --------------       ----------          -----------
Commercial, financial
  and agricultural                      $   59,906          $    2,098          $   62,004
Real estate - construction                   1,317                   0               1,317
Real estate - mortgage 1-4                  20,346               2,963              23,309
Installment loans to
  individuals                                7,853                   1               7,854

For additional information regarding interest rate sensitivity see Interest Rate Sensitivity in Item 7 below and Item 7A below.

Non-performing Assets: The Corporation adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 2002, pursuant to the definition within SFAS 114, the Bank had no impaired loans.

The following table sets forth the Corporation's non-performing assets at December 31, 2002, 2001 and 2000. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.


                 Description
                                                      2002               2001               2000
                                                    ---------          ---------          ---------
                                                    (Dollars in Thousands)
(A)         Loans accounted for on                  $   1,169          $   2,185          $     386
            a nonaccrual basis

(B)         Loans which are contractually
            past due ninety days or more
            as to interest or principal
            payments (excluding balances
            included in (A) above)                         10                 18                 14

(C)         Loans, the terms of which have
            been renegotiated to provide
            a reduction or deferral of
            interest or principal because
            of a deterioration in the
            financial position of the
            borrower                                      968                861                 69

(D)         Other non-performing assets                   350                556                158
                                                    ---------          ---------          ---------

                             Total                  $   2,497          $   2,759          $     627
                                                    =========          =========          =========


If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $29,967, $123,443 and $48,630 for 2002, 2001 and 2000, respectively. Of the assets in (D) above, at the end of 2002 and at the end of 2001 $350,000 was other real estate owned (OREO) and $361,493 was repossessed collateral respectively, and in 2000 $195,033 was OREO and $35,322 was repossessed collateral.

At December 31, 2002, loans with a total outstanding balance of $6,491,658 were considered potential problem loans compared to $4,127,658 and $3,014,795 as of 12/31/01 and 12/31/00 respectively. Potential problem loans consist of those loans for which management is monitoring performance or has concerns as to the borrower's ability to comply with present loan repayment terms.

There may be additional loans in the Bank's portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 2002. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 2002, the Corporation had $30,983,000 of agriculture-related loans as compared to $19,089,172 and $14,871,440 at the end of 2001 and 2000, respectively. Agriculture loans accounted for $0, $0 and $75,106 of nonaccrual loans in 2002, 2001 and 2000, respectively.


                         Summary of Loan Loss Experience


                                                2002                2001                 2000
                                             ---------            ---------            ---------
Average amount of loans
   outstanding, net                          $ 152,869            $ 146,868            $ 131,596
                                             =========            =========            =========
Allowance for loan
   losses, beginning January 1               $   1,993            $   1,939            $   1,676
                                             ---------            ---------            ---------

Loans charged off:
   Commercial, financial
        and agricultural                          (563)                (176)                 (39)
   Real estate - mortgage                           (7)                 (49)                 (27)
   Installment loans to
        individuals                               (195)                (255)                (186)
                                             ---------            ---------            ---------

   Total charged off                              (765)                (480)                (252)

Recoveries during the period:
   Commercial, financial and
        agricultural                                 5                   20                    6
   Real estate - mortgage                            0                    0                    2
   Installment loans to individuals                 47                   34                   32
                                             ---------            ---------            ---------

        Total recoveries                            52                   54                   40
                                             ---------            ---------            ---------
        Loans charged off,net                     (714)                (426)                (212)

Additions to the allowance
   charged to operations                           837                  480                  475

                                             ---------            ---------            ---------

        Total allowance, ending
           December 31                       $   2,117            $   1,993            $   1,939
                                             =========            =========            =========

Ratio of net charge offs during
  the period to average loans
  outstanding                                      .46%                 .29%                 .16%

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to the provision is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is determined based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned classifications as follows: substandard (15%), doubtful (50%), and loss (100%). Any loan categorized loss is charged off in the period which the loan is so categorized.

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

The table below reflects an allocation of the allowance for the years ended December 31, 2002, 2001 and 2000. The allocation represents an estimate for each category of loans based upon historical experience and management's judgement.


                                                                                                    Loans as a
                                             Allowance                                          percent of total
                             2002              2001              2000               2002               2001               2000
                           --------          --------          --------             -----              -----              -----
Commercial,
Financial &
Agricultural               $  1,560          $  1,312          $  1,198             68.60%              65.8%              61.8%

Real Estate -
Construction               $      0                 0                 0              5.11                4.9                5.6

Real Estate -
Mortgage                        362               363               384             17.11               18.2               19.8

Installment Loans               195               221               249              9.21               11.1               12.8

Lease Financing            $      0                 0                 0                 0                  0                  0

Foreign                    $      0                 0                 0                 0                  0                  0
Unallocated                       0                 0                 0                 0                  0                  0

Total Allowance            $  2,117          $  1,993          $  1,939             100.0%             100.0%             100.0%
                           ========          ========          ========                             ========           ========

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

Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request, which then must be approved by the Bank's officer loan committee and the CEO.

                                    DEPOSITS
                             (Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 2002, 2001 and 2000 by category.


                                                                                             Average
                                                Deposits                                     rate paid
                               2002              2001              2000               2002               2001              2000
                             --------          --------          --------           --------           --------           --------
Noninterest-bearing
  demand deposits            $ 35,616          $ 30,425          $ 29,622                  0%                 0%                 0%
                             ========          ========          ========           ========           ========           ========

Interest-bearing
  deposits:
    Demand                   $ 28,147          $ 29,069          $ 43,580               1.49%              2.67%              4.16%
    Savings                  $ 16,638            14,917            15,013                .87               1.93               2.48
    Time                     $101,444           102,003            91,937               3.40               5.48               5.71
                             --------          --------          --------           --------           --------           --------

                             $146,229          $145,989          $150,530               2.74%              4.55%              4.95%
                             ========          ========          ========           ========           ========           ========

The following shows the amount of time deposits outstanding at December 31, 2002, classified by time remaining until maturity.



                                           $100,000 or Greater
                                              Certificates                Other time
      Maturity                                 of deposit                  deposits
Three months or less                           $ 14,253                    $14,730
Three to six months                               3,932                     17,549
Six to twelve months                             12,691                     20,051
Twelve months or more                             5,658                     13,955

                                               --------                    -------
                                               $ 36,534                    $66,285
                                               ========                    =======

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.


                          Maximum                                                                            Average
                          Outstanding                               Average                                  Interest
                          At Any              Average               Interest           Ending                Rate at
                          Month End           Balance               Rate               Balance               Year-end
                          ----------          ----------            --------           ----------            --------
                                                                (Dollars In Thousands)
2002

Securities sold           $   15,503          $   10,753                 .77%          $    8,141                 .32%
under agreements
to repurchase

Other short term
borrowings                $    3,774          $      209                1.80           $    1,259                3.63

2001

Securities sold           $   15,816          $   11,628                3.15%          $    9,069                1.00%
under agreements
to repurchase

Other short term
borrowings                $    9,080          $      668                4.97           $      415                1.40


2000

Securities sold           $   13,228          $   10,666                5.52%          $   10,667                5.72%
under agreements
to repurchase

Other short term
borrowings                $    1,010          $      506                6.52           $      596                5.72

Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 2002, 2001 and 2000


                                             2002               2001             2000
                                          ---------           ---------        --------
Return on average assets                        .91%               0.95%           0.93%
                                          =========           =========        ========

Return on average equity                       8.96%              10.16%          10.82%
                                          =========           =========        ========

Dividend pay-out ratio                        29.37%              31.80%          29.38%
                                          =========           =========        ========

Ratio of average equity
 to average assets                            10.11%               9.31%           8.58%
                                          =========           =========        ========

ITEM 2.  PROPERTIES

The Corporation's bank subsidiary occupies ten offices, which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton), Monroe County (cities of Monroeville and Frisco City), and Baldwin County (cities of Foley, Lillian, and Bay Minette, Magnolia Springs and Silverhill) Alabama, with the principal office located in Atmore, Alabama. The Bank operates a loan production office in Jay, Florida. The office in Atmore is a modern, three story, brick building while the Flomaton, Monroeville, Frisco City and Foley offices are similar, modern, one story, brick buildings. The subsidiary Bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring in 2004. The Foley office was purchased by the Corporation in October of 2002. The office in Lillian is a modern two-story brick building, which is located on property owned by the Corporation and leased to the subsidiary. The lease is for a five-year period ending in June of 2007. The Corporation also owns a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five-year period ending in December of 2003. The office in Silverhill is the original post office built in 1902, and is a two story wooden structure owned by the Bank. The Magnolia Springs office is a two story wooden structure located on Magnolia River. It is leased from a third party until 2005.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Corporation's authorized common shares consist of the following:

(1) 5,000,000 shares of Class A common stock, $.01 par value per share, of which 1,161,481 shares are issued and 1,086,898 are outstanding and held by approximately 676 shareholders of record, as of March 20, 2003.

(2) 250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 20, 2002.

There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends per common share, of $0.55 per common share in 2002, $0.60 per common share in 2001 and $0.55 per common share in 2000. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation's common stock are declared and paid based on a variety of considerations by the Corporation's Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board's consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 14 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation's surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in Thousands except per share data)

                                     2002            2001            2000            1999             1998
                                 -------------   -------------   -------------   -------------   -------------
Interest income                  $      14,017          16,221          17,310          15,338          14,117
Interest expense                         4,575           7,451           8,555           6,935           6,697
                                 -------------   -------------   -------------   -------------   -------------
Net interest income                      9,442           8,769           8,755           8,404           7,420
Provision for
   loan losses                             837             480             475             496             240
                                 -------------   -------------   -------------   -------------   -------------
Net interest income after
Provision for
   loan losses                   $       8,605           8,289           8,280           7,908           7,180
                                 =============   =============   =============   =============   =============

Noninterest income               $       2,726           2,304           1,662           1,476           1,529
                                 =============   =============   =============   =============   =============

Noninterest Expense              $       8,693           7,881           7,226           6,810           6,089
                                 =============   =============   =============   =============   =============


Net Earnings                     $       2,035           2,070           2,047           1,947           1,730
                                 =============   =============   =============   =============   =============

Balance sheet data:
Total assets                     $     232,822         219,955         231,487         221,967         189,193
                                 =============   =============   =============   =============   =============

Total loans, net                 $     160,319         147,052         139,595         122,000         103,090
                                 =============   =============   =============   =============   =============

Total deposits                   $     182,565         180,509         191,590         183,208         152,826
                                 =============   =============   =============   =============   =============

Total stockholders'
   equity                        $      23,453          21,846          20,104          17,647          16,048
                                 =============   =============   =============   =============   =============

Per share data:
  Basic earnings per share       $        1.86            1.89            1.87            1.88            1.87
                                 =============   =============   =============   =============   =============

Diluted earnings per share       $        1.81            1.87            1.86            1.86            1.87
                                 =============   =============   =============   =============   =============
Cash dividends per
   Share(1)                      $        0.55            0.60            0.55            0.55            0.55
                                 =============   =============   =============   =============   =============


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

                          CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions (see Note 1 to Consolidated Financial Statements). Management believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Bank's other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank's borrowers, subjecting the Bank to significant volatility of earnings. The allowance for credit losses is established through a provision for loan losses, which is a charge against earnings. Provision for loan losses are made to reserve for estimated probable losses on loans.

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

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB)Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB 25 as long as certain pro forma disclosures are made assuming hypothetical fair value method application.

                              SUMMARY OF OPERATIONS

The Corporation's 2002 net income was $2,034,892, as compared to net income in 2001 of $2,069,570. Average net interest spread increased by 61 basis points from 3.78% in 2001 to 4.39% in 2002. This increase was caused by the rapid decline in interest rates in the year 2001, which caused assets to reprice faster than liabilities. In 2002 the liabilities repriced faster than the assets, causing the spread to widen, with interest-earning assets decreasing by 114 basis points while interest bearing liabilities decreased by 182 basis points. Average interest earning assets, which increased from $202,162,000 in 2001 to $205,261,000 in 2002, produced a $672,171 increase in net interest income in 2002. Non-interest income increased by $421,610 from $2,303,957 in 2001 to $2,725,567 in 2002. The provision for loan losses in 2002 was $837,000 as compared to $480,000 in 2001. The 2002 provision was the amount established by management to increase the allowance to the appropriate level. Non-interest expenses for 2002 increased $812,082 from $7,880,754 in 2001 to $8,692,836 in 2002.

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


                               NET INTEREST INCOME
                             (Dollars in Thousands)

                                                    2002           2001           2000
                                                ------------   ------------   ------------
Interest income(1) ..........................   $     14,630         16,715         17,899
Interest expense ............................   $      4,575          7,451          8,555
                                                ------------   ------------   ------------
   Net interest income ......................         10,055          9,264          9,344
Provision for
   loan losses ..............................            837            480            475
                                                ------------   ------------   ------------
Net interest income after
   provision for
   loan losses on a tax equivalent
   basis ....................................          9,218          8,784          8,869
Less:  tax equivalent
   adjustment ...............................            613            494            589

Net interest income after
   provision for
   loan losses ..............................   $      8,605          8,290          8,280
                                                ============   ============   ============

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2002, 2001, and 2000.

Total interest income (on an FTE basis) decreased to $14,630,000 in 2002, from $16,715,000 in 2001, a decrease of $2,085,000, or 12.47%. This decrease is a function of the change in average earning assets and the average interest bearing liabilities along with falling interest rates. Average loans increased $6,001,000 while the average rate earned decreased 128 basis points. The average interest rate (FTE) earned on all earning assets in

2002 decreased to 7.13% from 8.27% in 2001. The interest rate spread increased from 3.78% in 2001 to 4.39% in 2002, as rates decreased more on interest bearing liabilities than on interest earning assets. The more stable rate environment in 2002 allowed the slower repricing certificates of deposit to reprice at rates much lower than they previously were earning. Average taxable investment securities for 2002 were $29,024,000, as compared to $30,072,000 for 2001, a decrease of $1,048,000, or 3.48%. The lower rate environment allowed home owners to refinance and pay off existing mortgages which in turn caused mortgage-backed securities to prepay faster than in previous years. Also, many bonds were called as government agencies took advantage of lower rates and refinanced callable bonds. To partially offset these prepayments the Bank purchased securities with funds borrowed at a lower rate from the Federal Home Loan Bank. Average tax-exempt investment securities decreased $123,000, or .63%, to $19,110,000 in 2002 from $19,233,000 in 2001. The average volume of federal funds sold increased to $2,772,000 in 2002 from $2,122,000 in 2002, a decrease of $650,000 or 30.63%.

Total interest income (on an FTE basis) decreased to $16,715,000 in 2001, from $17,899,000 in 2000, a decrease of $1,184,000, or 6.61%. This decrease was a function of the average earning assets decreasing $461,000 and falling interest rates. Average loans increased $15,272,000 while the average rate earned decreased 101 basis points. The average interest rate (FTE) earned on all earning assets in 2001 decreased to 8.27% from 8.83% in 2000. The interest rate spread decreased from 3.80% in 2000 to 3.78% in 2001, as rates decreased more on interest earning assets than on interest bearing liabilities. Average taxable investment securities for 2001 were $30,072,000, as compared to $41,268,000 for 2000, a decrease of $11,196,000,or 27.13%. Average tax-exempt investment securities decreased $4,021,000,or 17.29%, to $19,233,000 in 2001 from
$23,254,000 in 2000. These changes in investment securities were the result primarily of the loss of $20,000,000 in public fund deposits in 2000. The average volume of federal funds sold decreased to $2,122,000 in 2001 from $6,505,000 in 2000, a decrease of $4,383,000 or 67.38%.

Total interest expense decreased $2,876,326, or 38.60%, to $4,574,716 in 2002, from $7,451,042 in 2001. This decrease is a function of the decrease in interest rates offset by a slight increase in the volume of interest bearing liabilities. The average rate paid on interest-bearing liabilities in 2002 was 2.67% as compared to 4.49% in 2001. Average interest-bearing liabilities increased to $167,232,000 in 2002, from $166,020,000 in 2001, an increase of
$1,212,000, or 0.73%. Average savings and interest-bearing demand deposits increased $799,000 or 1.82% to $44,785,000 in 2002. Average time deposits decreased to $101,444,000 in 2002, from $102,003,000 in 2001, a decrease of
$559,000, or 0.55%. The average rate paid on time deposits decreased to 3.62% in 2002 from 5.46% in 2001. This decrease was caused by the stable rate environment of 2002, which allowed time deposits to reprice for the whole year at interest rates much lower than the previous year. The Corporation issued $4,124,000 of Trust Preferred Stock in June of 2002 at an interest rate of three month Libor plus 3.65%. The interest expense associated with this issue was $116,518 or an average rate of 5.65%.

Total interest expense decreased $1,104,423, or 12.91%, to $7,451,042 in 2001, from $8,555,465 in 2000. This decrease was a function of the decrease in the volume of interest bearing liabilities and the decrease in interest rates. The average rate paid on interest-bearing liabilities in 2001 was

2.67% as compared to 5.03% in 2000. Average interest-bearing liabilities decreased to $166,020,000 in 2001, from $170,145,000 in 2000, a decrease of
$4,125,000, or 2.42%. Average savings and interest-bearing demand deposits decreased $14,607,000 or 24.93% to $43,986,000 in 2001 because of the loss of public fund deposits, from $58,593,000 in 2000. Average time deposits increased to $102,003,000 in 2001, from $91,937,000 in 2000, an increase of $10,066,000, or 10.95%. The growth in time deposits was fueled by new growth from Baldwin County branches, and the purchasing of internet time deposits to help fund the loss of the public funds. The average rate paid on time deposits decreased to 5.46% in 2001 from 5.71% in 2000. This decrease was caused by the rate decreases of the Federal Reserve Bank in the year 2001.


                            PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses for the year ended December 31, 2002 was $837,000 as compared to $480,000 in 2001, an increase of $375,000, or 78.13%. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2002 represents 1.30% of gross loans, as compared to 1.34% at December 31, 2001 and 1.37% at December 31, 2002.

While it is the Bank's policy to charge off loans when a loss is considered probable, there exists the risk of losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Bank, management's judgment as to the appropriateness of the allowance for loan losses is approximate and imprecise. Adjustments to the allowance for loan losses may also be required by the FDIC or the Alabama Superintendent of Banks in the course of their examinations of the Bank. Accordingly, no assurances can be given that continued evaluations of the loan portfolio in light of economic conditions then prevailing, results of upcoming examinations, or other factors will not require significant changes to the allowance.

                                    LOAN LOSS

The loan loss provision increased allocation of $248,000 in the commercial, financial and the agricultural sector of the portfolio is mostly due the growth experience of approximately $10,000,000 in agricultural loans. Because of adverse weather some crops were not harvested, therefore some agricultural production loans were carried over to 2003. The Bank has received payments in 2003 on some of the carried over loans from insurance proceeds. The Bank also experienced a significant amount of commercial loan charge-offs, which caused the increase to help maintain the allowance for this sector. The Bank has also identified problem loans in the commercial sector that were not made in compliance with lending policies. These loans have been reserved for in the allowance. There was some reallocation from the installment loan portfolio, due to the decrease in volume of these loans. Real estate mortgage allocation was maintained because there was little change in the quality or volume of this portfolio.


                               NONINTEREST INCOME

                                          2002            2001            2000
                                      -------------   -------------   -------------
Service charges on
      deposits                        $   1,941,267   $   1,607,296   $   1,243,544
Commission - credit
      life insurance                         52,368          61,l97          39,940
Investment securities
      Gains,(net)                            76,995         173,214          34,725
Other                                       654,937         462,250         344,220
                                      -------------   -------------   -------------

      Total                           $   2,725,567   $   2,303,957   $   1,662,429
                                      =============   =============   =============

Total noninterest income increased $421,610 or 18.30%, to $2,725,567 in 2002, as compared to $2,303,957 in 2001.

Service charge income increased to $1,941,267 in 2002, from $1,607,296 in 2001, an increase of $333,971, or 20.78%. This increase was attributable to increases in the pricing of the services that the Bank offers, and the growth of demand accounts. The Bank also implemented a new program that allows depositors to overdraw their checking accounts. When they overdraw the account the Bank pays the check and charges the customer a nonsufficient fund charge. This fee increased these charges by $330,010 over the previous year. Commissions on credit life insurance decreased $8,829, or 14.43%, to $52,368 in 2002, from $61,197 in 2001. Other income increased to $654,937 in 2002, from $462,250 in
2001, an increase of $192,687 or 41.68%. This increase is attributable to an increase of $108,253 on mortgage origination fees for third parties and an increase of $8,561 on safe deposit box fees, increases in commissions on insurance and brokerage sales of $22,303. The Bank also received $27,680 in dividends from other sources.

Service charge income increased to $1,607,296 in 2001, from $1,243,544 in 2000, an increase of $363,752, or 29.25%. This increase was attributable to increases in the pricing of the services that the Bank offers, and the growth of demand accounts, when adjusted for the loss of public fund deposits. Commissions on credit life insurance increased $21,257, or 53.22%, to $61,197 in 2001, from $39,940 in 2000. Other income increased to $462,250 in 2001, from $344,220 in
2000, an increase of $118,030 or 34.29%. This increase is attributable to an increase of $66,033 on mortgage origination fees for third parties and an increase of $113,640 in earnings on bank-owned life insurance offset by a decrease in brokerage commissions of $67,492.

                               NONINTEREST EXPENSE


                                          2002            2001            2000
                                      -------------   -------------   -------------
Salaries and benefits                 $   4,581,132       4,221,498       3,841,509
Net occupancy                             1,605,593       1,414,763       1,258,739
Other                                     2,506,111       2,244,493       2,125,930
                                      -------------   -------------   -------------
            Total                     $   8,692,836       7,880,754       7,226,178
                                      =============   =============   =============

Total noninterest expense increased $812,082, or 10.30%, to $8,692,836 in 2002, from $7,880,754 in 2001. Salaries and other compensation expense increased $359,634 or 8.51% to $4,581,132 in 2002 from $4,221,498 for 2001. This increase is due to increases in insurance cost of $49,733, profit sharing of $3,400, payroll taxes of $ 41,789 and a general increase in salaries including staffing of new offices. Income tax expense for 2002 was $602,847 as compared to $643,470 in 2001. The effective tax rate in 2002 was 22.85% as compared to 23.72% in 2001. Other expense increased to $2,506,111 in 2002, from $2,244,493 in 2001, an increase of $261,618, or 11.66%. The increase in other expenses is due partly to an increase in other real estate owned expenses of $109,907. The Bank also experienced charge offs of approximately $40,000, due to fraudulent checks, and increased professional fees of $96,157, largely for recruiters engaged to locate officer level employees.

Management anticipates that compliance with the Sarbanes-Oxley Act of 2002 will result in increased expenses in 2003, including increased professional expenses, but the extent of such increase, if any, has not yet been determined.

Basic earnings per share in 2002 were $1.86, as compared to basic earnings per share of $1.89 in 2001. Diluted earnings per share in 2002 were $1.81 and $1.87 in 2001. Return on average assets for 2002 was 0.91%, as compared to 0.95% in 2001. Return on average equity was 10.11% in 2002, as compared to 10.16% in 2002.

Total noninterest expense increased $654,576, or 9.06%, to $7,880,754 in 2001, from $7,226,178 in 2000. Other expense increased to $2,244,493 in 2001, from $2,125,930 in 2000, an increase of $118,563, or 5.58%. The increase in other expenses was due partly to an increase in ATM fees of $35,231 as transaction volume increased. Telephone expenses increased $46,756. Training expense increased $38,262 due to training related to a completed computer conversion. Salaries and other compensation expense increased $379,989 or 9.89% to $4,221,498 in 2001 from $3,841,509 for 2000. This increase was due to the increase in insurance cost of $45,503, profit sharing of $31,461, payroll taxes of $ 12,877 and a general increase in salaries along with staffing of new offices. Income tax expense for 2001 was $643,470 as compared to $669,696 in 2000. The effective tax rate in 2001 was 23.72% as compared to 24.65% in 2000.

Basic earnings per share in 2001 were $1.89, as compared to a basic earnings per share of $1.87 in 2000. Diluted earnings per share in 2001 were $1.87 and $1.86 in 2000. Return on average assets for 2001 was 0.95%, as compared to 0.93% in 2000. Return on average equity was 10.16% in 2001, as compared to 10.82% in 2000.

                                      LOANS AT DECEMBER 31

                                                     2002              2001              2000
                                                ---------------   ---------------   ---------------
Commercial, financial
      and agricultural                          $   111,429,905        97,881,448        87,479,810

Real estate
      -construction                                   8,295,383         7,377,897         7,404,300
Real estate
      - mortgage                                     27,784,873        27,233,771        28,580,500
Installment loans to
      individuals                                    14,926,017        16,552,493        18,072,546
Lease Financing                                               0                 0                 0
Foreign
Government and Official
  Institutions                                                0                 0                 0
Banks and Other financial
  Institutions                                                0                 0                 0
Commercial and industrial                                     0                 0                 0
Other Loans                                                   0                 0                 0
                                                ---------------   ---------------   ---------------

                                                $   162,436,178       149,045,609       141,537,156
                                                ===============   ===============   ===============

Total loans increased to $162,436,178 at December 31, 2002, from $149,045,609 at year end 2001, an increase of $13,390,569, or 8.98%. Commercial, financial and agricultural loans increased to $111,429,905 at year end 2002, from $97,881,448 at December 31, 2001. Most of the increase can be attributed to agricultural loans. Real estate construction loans increased by $917,486 or 12.44% in 2002 to $8,295,383 from $7,377,897 in 2001. The majority of these loans are for 1-4 family homes. Real estate mortgage loans increased in 2002 by $551,102 or 2.02% to $27,784,873 from $27,233,771 in 2001. Installment loans to individuals decreased to $14,926,017 at December 31, 2002, when compared to $16,552,493 at year end 2001. The ratio of loans to deposits and repurchase agreements on December 31, 2002 was 85.17%, as compared to 82.76% in 2001.

Total loans increased to $149,045,609 at December 31, 2001, from $141,537,156 at year end 2000, an increase of $7,508,453, or 5.30%. Commercial, financial and agricultural loans increased to $97,881,448 at year end 2001, from $87,479,810 at December 31, 2000. Most of the increase can be attributed to the new Baldwin County offices, more competitive pricing in present markets, and a growth in agricultural loans. Real estate construction loans decreased by $26,403 or 0.36% in 2001 to $7,377,897 from $7,404,300 in 2000. The majority of these loans are for 1-4 family and owner-occupied commercial building. Real estate mortgage loans decreased in 2001 by $1,346,729 or 5.94% to $27,233,771 from $28,850,500 in 2000, primarily due to refinancing. Installment loans to individuals decreased to $16,552,493 at December 31, 2001, when compared to $18,072,546 at year end 2000. The ratio of loans to deposits on December 31, 2001, was 82.76%, as compared to 73.87% in 2000.

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

As of December 31, 2002, management believes liquidity was adequate. The corporation relies primarily on the Bank for its liquidity needs. At December 31, 2001 the gross loan to deposit ratio was 85.17%. The Corporation's bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities provided $10,608,375 in cash in 2002, with the majority of this coming from advances from the Federal Home Loan Bank of Atlanta. These advances were used to purchase investments to increase net interest income. The investing activities of the Corporation used $23,063,267 of the cash flows primarily from the investment and the increase in the loan portfolio of the Bank. Operations provided $2,193,395 in cash flows with these funds coming from net income and depreciation for the year ended December 31, 2002.



                             CONTRACTUAL OBLIGATIONS

                                        Less than                                       More than
                                         1 Years        2-3 Years       4-5 Years        5 Years
                                      -------------   -------------   -------------   -------------
Time Deposits                         $      83,014          14,500           5,150             155

FHLB Advances                                 1,800           2,500           5,060           3,467
Long-term debt
                                                  0               0           4,124               0

Operating Leases                                 95             169              76              67
Letters of Credit                             2,432
Commitments to extend credit                  8,692           2,118             240             254
Credit Card Lines                             2,861

                                      $      98,894   $      19,287   $      14,650   $       3,943

                            INTEREST RATE SENSITIVITY
                       Interest Rate Sensitivity Analysis
                             Year Ended December 31
                                      2002
                                 (In Thousands)

                                      Three         Three
                                      Months        To Six       Six Months       1 to 5       5 Years
                                     Or Less        Months       to One Year      Years        Or After         Total
                                   -----------    -----------    -----------    -----------   -----------    -----------
Earning Assets:
Loans, net of unearned
     income                        $    28,454         20,959         18,539         69,186        25,298        162,436
Taxable securities AFS                       0          1,501              0          1,610        25,277         28,388
Tax exempt securities AFS                  150              0            160          2,566        18,150        21,0126
Federal Funds Sold & Securities
 Purchased
Under agreements to resale                   0              0              0              0             0              0
Other Earning Assets                         0              0              0              0           832            832


Total Interest Earning Assets      $    28,604         22,460         18,699         73,362        69,557        212,682
                                   ===========    ===========    ===========    ===========   ===========    ===========
Interest Bearing Liabilities
Demand Deposits                    $         0              0              0              0        26,882         26,882
Savings Deposits                             0              0              0              0        16,962         16,962
Certificates of Deposit less
     than $100,000                      14,730         17,549         20,051         13,755           200         66,285
Certificates of Deposit
     greater than $100,000              14,253          3,932         12,691          5,658             0         36,534
Federal Funds Purchased and
     securities sold under
     agreement to repurchase             8,141              0              0              0             0          8,141
Other Short Term Borrowings                289              0              0              0             0            289
Federal Home Loan Bank Borrowing           500              0          1,300          7,560         3,467         12,827
                                   -----------    -----------    -----------    -----------   -----------    -----------
TOTAL Interest Bearing Source      $    37,913         21,481         34,042         26,973        47,511        167,920
                                   ===========    ===========    ===========    ===========   ===========    ===========
     Liabilities
Non Interest Bearing Source
     of Funds                                0              0              0              0        35,939         35,939
                                   -----------    -----------    -----------    -----------   -----------    -----------
Interest Sensitivity Gap                (9,309)           979        (15,343)        46,389       (13,893)         8,823
Cumulative Gap                          (9,309)        (8,330)       (23,673)        22,716         8,823

The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank's performance. See Item 7A.

                                CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 2002 was 10.11% as compared to 9.31% in 2001. Total stockholders' equity on December 31, 2002 was $23,453,304, an increase of $1,606,811, or 7.35%, from $21,846,493 at year end 2001. This increase is the result of the Corporation's net earnings during 2002, less dividends declared to stockholders of $597,700, plus other comprehensive income of $528,392. Stockholders equity was also affected by the sale of stock under the Employee Stock Purchase Plan,the exercise of stock options, and the purchase 12,817 shares at $31.00 per share pursuit to an issuer tender offer. The Corporation's risk based capital of $28,897,000, or 16.16%, at December 31, 2002, was well above the Corporation's minimum risk based capital requirement of $12,012,000 or 8.0% of risk weighted assets. The Corporation's risk based capital increased $4,124,000 due to Trust Preferred issued in June of 2002. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future; however, continued growth into new markets may require the Bank to access external funding sources.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in prime rate. The Bank uses the Asset liability model developed by HNC, an independent third party vendor, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value of equity at each rate. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 2002. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities. (In thousands)


        INCREASE (DECREASE)                      CHANGE IN          CHANGE IN
                IN               MARKET            MARKET             MARKET
          INTEREST RATES         VALUE             VALUE              VALUE
          (BASIS POINTS)         EQUITY            EQUITY            EQUITY(%)
        -------------------  ---------------   ---------------    ---------------
                      300    $        45,379            10,394                 30
                      200             43,179             8,194                 23
                      100             40,456             5,471                 16
                        0             34,985                 0                  0
                     (100)            33,647            (1,338)                (4)
                     (200)            29,585            (5,400)               (15)
                     (300)            26,512            (8,473)               (24)

The preceding table indicates that at December 31, 2002, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 are included in the following pages shown in the index below.


            Index to Financial Statements                                                       Page(s)
            -----------------------------                                                       -------
            Independent Auditors' Report                                                          F1

            Consolidated Balance Sheets as of December 31,
                        2002 and 2001                                                             F2

            Consolidated Statements of Operations for
                        the years ended December 31, 2002, 2001,
                        and 2000                                                                  F4

            Consolidated Statements of Stockholders'
                        Equity and Other Comprehensive Income
                        for the years ended December 31,
                        2002, 2001, and 2000                                                      F5

            Consolidated Statements of Cash Flows for
                        the years ended December 31, 2002, 2001,
                        and 2000                                                                  F6

            Notes to Consolidated Financial
                        Statements - December 31, 2002, 2001,
                        and 2000                                                                  F8

           INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders United Bancorporation of Alabama, Inc.:

We have audited the accompanying consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Birmingham, Alabama February 21, 2003

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001


                         ASSETS                                              2002                 2001
                                                                          -----------          -----------
Cash and due from banks                                                   $  9,087,315           16,704,812
Federal funds sold and securities purchased under agreements
to resell                                                                           --            2,644,000
                                                                          ------------          -----------
     Cash and cash equivalents                                               9,087,315           19,348,812
Investment securities available for sale, at fair value (cost of
   $49,414,161 and $41,167,492 at December 31, 2002 and 2001,
   respectively)                                                            50,742,915           41,615,592
Loans                                                                      162,436,178          149,045,609
Less:
          Allowance for loan losses                                          2,116,811            1,993,245
                                                                          ------------          -----------
               Net loans                                                   160,319,367          147,052,364
Premises and equipment, net                                                  6,311,051            5,901,032
Interest receivable                                                          2,416,841            1,979,310
Other assets                                                                 3,944,940            4,058,422
                                                                          ------------          -----------
                    Total assets                                          $232,822,429          219,955,532
                                                                          ============          ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001



               LIABILITIES AND STOCKHOLDERS' EQUITY                              2002                  2001
                                                                              ------------            ----------
                                                                                                       C?
Deposits:
    Noninterest bearing                                                       $ 35,939,396            33,406,633
    Interest bearing                                                           146,625,919           147,102,536
                                                                              ------------            ----------
               Total deposits                                                  182,565,315           180,509,169
Securities sold under agreements to repurchase                                   8,140,506             9,069,292
Advances from Federal Home Loan Bank                                            12,827,338             6,235,327
Treasury, tax, and loan account                                                    288,768               415,728
Accrued expenses and other liabilities                                           1,574,761             1,879,523
Guaranteed preferred beneficial interest in junior subordinate debt
    securities, net of debt issuance costs of $151,563                           3,972,437                    --
                                                                              ------------            ----------
               Total liabilities                                               209,369,125           198,109,039
Stockholders' equity:
    Class A common stock, $0.01 par value
       Authorized 5,000,000 shares; issued and outstanding,
       1,161,481 and 1,159,481 shares in 2002 and 2001, respectively                11,615                11,595
    Class B common stock, $0.01 par value
       Authorized 250,000 shares; no shares issued or outstanding                       --                    --
    Preferred stock, $0.01 par value
      Authorized 250,000 shares; no shares issued or outstanding                        --                    --
    Additional paid in capital                                                   5,092,727             5,056,304
    Retained earnings                                                           18,398,823            16,961,631
    Accumulated other comprehensive income, net of deferred taxes
      of $531,501 and $179,237 in 2002 and 2001, respectively                      797,255               268,863
                                                                              ------------            ----------
                                                                                24,300,420            22,298,393
Less: 74,759 and 62,181 treasury shares at cost in 2002
      and 2001, respectively                                                       847,116               451,900
                                                                              ------------            ----------
               Total stockholders' equity                                       23,453,304            21,846,493
                                                                              ------------            ----------
               Total liabilities and stockholders' equity                     $232,822,429           219,955,532
                                                                              ============           ===========

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001, and 2000


                                                         2002                 2001                2000
                                                         ----                 ----                ----
Interest income:
  Interest and fees on loans                         $11,596,575           13,029,747           13,004,220
  Interest on investment securities:
     Taxable                                           1,417,090            1,939,741            2,706,169
     Nontaxable                                          921,270              957,204            1,142,995
                                                     -----------           ----------           ----------
          Total interest on
            investment securities                      2,338,360            2,896,945            3,849,164
                                                     -----------           ----------           ----------
Other interest income                                     81,789              294,187              457,097
                                                     -----------           ----------           ----------
          Total interest income                       14,016,724           16,220,879           17,310,481
                                                     -----------           ----------           ----------
Interest expense:
  Interest on deposits                                 4,007,598            6,638,940            7,425,980
  Interest on other borrowed funds                       567,118              812,102            1,129,485
                                                     -----------           ----------           ----------
     Total interest expense                            4,574,716            7,451,042            8,555,465
                                                     -----------           ----------           ----------
     Net interest income                               9,442,008            8,769,837            8,755,016
Provision for loan losses                                837,000              480,000              475,000
                                                     -----------           ----------           ----------
     Net interest income after
       provision for loan losses                       8,605,008            8,289,837            8,280,016
Noninterest income:
  Service charges on deposits                          1,941,267            1,607,296            1,243,544
  Commissions on credit life insurance                    52,368               61,197               39,940
  Investment securities gains, net                        76,995              173,214               34,725
  Mortgage fee income                                    190,534               82,281               16,248
  Other                                                  464,403              379,969              327,972
                                                     -----------           ----------           ----------
     Total noninterest income                          2,725,567            2,303,957            1,662,429
                                                     -----------           ----------           ----------
Noninterest expense:
  Salaries and benefits                                4,581,132            4,221,498            3,841,509
  Net occupancy expense                                1,605,593            1,414,763            1,258,739
  Other                                                2,506,111            2,244,493            2,125,930
                                                     -----------           ----------           ----------
     Total noninterest expense                         8,692,836            7,880,754            7,226,178
                                                     -----------           ----------           ----------
     Earnings before income taxes                      2,637,739            2,713,040            2,716,267
Income tax expense                                       602,847              643,470              669,696
                                                     -----------           ----------           ----------
     Net earnings                                    $ 2,034,892            2,069,570            2,046,571
                                                     ===========            =========            =========
Basic earnings per share                             $      1.86                 1.89                 1.87
Basic weighted average shares outstanding              1,092,586            1,095,706            1,091,538
Diluted earnings per share                           $      1.81                 1.87                 1.86
Diluted weighted average shares outstanding            1,123,230            1,108,630            1,100,702

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

        Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years ended December 31, 2002, 2001, and 2000



                                                                              ACCUMULATED
                                                      ADDITIONAL                 OTHER                     TOTAL
                                             COMMON    PAID IN     RETAINED   COMPREHENSIVE   TREASURY  STOCKHOLDERS'  COMPREHENSIVE
                                SHARES       STOCK     CAPITAL     EARNINGS   INCOME (LOSS)    STOCK      EQUITY          INCOME
                               ---------   ---------  ----------  ----------  ------------  ---------  -------------  -------------
Balance December 31, 1999      1,149,281   $  11,494  4,804,489   14,104,870   (808,600)    (465,590)  17,646,663
 Net earnings                         --          --         --    2,046,571         --           --    2,046,571        2,046,571
 Unrealized change in fair
    value investment
    securities available
    for sale, net                     --          --         --           --    813,466           --      813,466          813,466
                                                                                                                       ------------
       Comprehensive income                                                                                              2,860,037
                                                                                                                       ============
 Cash dividends declared
    ($0.55 per share)                 --          --         --     (601,300)        --           --     (601,300)
 Amortization of difference
    between fair value and
    exercise price of stock
    options                           --          --     45,760           --         --           --       45,760
 Exercise of stock options         5,600          55     89,545           --         --           --       89,600
 Sale of common stock              2,000          20     43,980           --         --           --       44,000
 Sale of 901 shares of
    treasury stock                    --          --     10,703           --         --        9,010       19,713
                               ---------   ---------  ---------   ----------    -------     --------   ----------
Balance December 31, 2000      1,156,881      11,569  4,994,477   15,550,141      4,866     (456,580)  20,104,473
 Net earnings                                                      2,069,570         --           --      069,570         2,069,570
 Unrealized change in fair
    value investment securities
    available for sale, net           --          --         --           --    263,997           --      263,997          263,997
                                                                                                                         ---------
       Comprehensive income                                                                                              2,333,567
                                                                                                                         =========
 Cash dividends declared
    ($0.60 per share)                 --          --         --     (658,080)        --           --     (658,080)
 Amortization of difference
     between fair value
    and exercise price of
    stock options                     --          --     12,480           --         --           --       12,480
 Exercise of stock options         2,600          26     41,574           --         --           --       41,600
 Sale of 468 shares of
    treasury stock                    --          --      7,773           --         --        4,680       12,453
                               ---------   ---------  ---------   ----------    -------     --------   ----------
Balance December 31, 2001      1,159,481      11,595  5,056,304   16,961,631    268,863     (451,900)  21,846,493
 Net earnings                         --          --         --    2,034,892         --           --    2,034,892        2,034,892
 Unrealized change in fair
    value investment
    securities available
    for sale, net                      --          --         --           --    528,392           --      528,392         528,392
                                                                                                                         ----------
       Comprehensive income                                                                                              2,563,284
                                                                                                                         ==========
 Cash dividends declared
    ($0.55 per share)                 --          --         --     (597,700)        --           --     (597,700)
 Exercise of stock options         2,000          20     31,980           --         --           --       32,000
 Purchase of treasury stock           --          --         --           --         --     (397,736)    (397,736)
 Sale of 252 shares of
    treasury stock                    --          --      4,443           --         --        2,520        6,963
                               ---------   ---------  ---------   ----------    -------     --------   ----------
Balance December 31, 2002      1,161,481   $  11,615  5,092,727   18,398,823    797,255     (847,116)  23,453,304
                               =========   =========  =========   ==========    =======     ========   ==========

See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001, and 2000

                                                                             2002             2001             2000
                                                                         -------------    -------------    -------------
Cash flows from operating activities:
    Net earnings                                                         $   2,034,892        2,069,570        2,046,571
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
           Provision for loan losses                                           837,000          480,000          475,000
           Compensation expense arising from stock
                option awards                                                       --           12,480           45,760
           Depreciation of premises and equipment                              728,699          610,438          511,545
           Net amortization of premium
                on investment securities                                        27,361           28,742           89,274
           Gains on sales of investment
                securities available for sale, net                             (76,995)        (173,214)         (34,725)
           Deferred income taxes (benefit)                                     (24,386)           6,008          (45,271)
           Decrease (increase) in interest receivable                         (437,531)         599,243         (379,596)
           Increase in other assets                                           (263,008)        (182,263)      (1,853,095)
           Increase (decrease) in accrued expenses
                and other liabilities                                         (632,637)        (937,426)         233,974
                                                                         -------------    -------------    -------------
                    Net cash provided by operating activities                2,193,395        2,513,578        1,089,437
                                                                         -------------    -------------    -------------
Cash flows from investing activities:
    Proceeds from maturities, calls, and principal
        repayments of investment securities held to maturity                        --               --        1,533,328
    Proceeds from maturities, calls, and principal
        repayments of investment securities available for sale              11,749,795       17,477,907        6,813,946
    Proceeds from sales of investment
        securities available for sale                                        1,178,070        9,443,336        4,627,751
    Purchases of investment securities available for sale                  (21,124,901)      (7,808,314)     (13,970,942)
    Net increase in loans                                                  (14,104,003)      (8,009,062)     (18,070,061)
    Purchases of premises and equipment, net                                (1,138,718)      (1,513,129)        (529,902)
    Proceeds from sales of other real estate                                   376,490               --           72,304
                                                                         -------------    -------------    -------------
                    Net cash provided by (used in) investing
                        activities                                         (23,063,267)       9,590,738      (19,523,576)
                                                                         -------------    -------------    -------------


                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001, and 2000

                                                                         2002               2001                2000
                                                                    ---------------    ---------------    ---------------
Cash flows from financing activities:
   Net (decrease) increase in deposits                              $     2,056,146        (11,080,510)         8,381,228
   Net (decrease) increase in securities sold under
      agreements to repurchase                                             (928,786)        (1,597,262)         1,731,551
   Cash dividends                                                          (597,700)          (658,080)          (601,300)
   Exercise of stock options                                                 32,000             41,600             89,600
   Proceeds from sale of common stock                                            --                 --             44,000
   Proceeds from sale of treasury stock                                       6,963             12,453             19,713
   Purchase of treasury stock                                              (397,736)                --                 --
   Proceeds from issuance of guaranteed preferred
      beneficial interest in junior subordinate debt
      securities, net debt issuance cost of $151,563                      3,972,437                 --                 --
   Advances from FHLB                                                     8,592,011          2,000,000                 --
   Repayments of advances from FHLB                                      (2,000,000)        (1,653,821)        (3,898,614)
   (Decrease) increase in other borrowed funds                             (126,960)          (180,057)            71,044
                                                                    ---------------    ---------------    ---------------
        Net cash (used in) provided by financing
            activities                                                   10,608,375        (13,115,677)         5,837,222
                                                                    ---------------    ---------------    ---------------
Net decrease in cash and cash equivalents                               (10,261,497)        (1,011,361)       (12,596,917)

Cash and cash equivalents, beginning of year                             19,348,812         20,360,173         32,957,090
                                                                    ---------------    ---------------    ---------------
Cash and cash equivalents, end of year                              $     9,087,315         19,348,812         20,360,173
                                                                    ===============    ===============    ===============
Supplemental disclosures:
   Cash paid during the year for:
        Interest                                                    $     5,082,436          7,843,008          8,003,132
        Income taxes                                                        362,000            864,980            682,305

   Noncash transactions:
        Transfer of loans to other real estate
          through foreclosure                                               638,238             72,000             82,539
        Transfer of securities from held to maturity to
          available for sale                                                     --         13,975,608                 --


See accompanying notes to consolidated financial statements.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


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

         (b)      CONCENTRATIONS

                  The Company operates primarily in one business segment, commercial banking, in the Southwest Alabama market. As of December 31, 2002 and December 31, 2001, approximately 50% and 53%, respectively, of the company's loans were commercial loans. The bank's commercial customers are primarily small to middle market enterprises. The bank specializes in agricultural loans, of which approximately 19% and 13% of the company's total loans consisted of as of December 31, 2002 and December 31, 2001, respectively.

         (c)      BASIS OF PRESENTATION

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

                  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

                  Management believes the allowance for losses on loans is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Alabama, as substantially all loans are to borrowers within the state. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         (d)      CASH EQUIVALENTS

                  The Company considers due from banks and federal funds sold to be cash equivalents. Federal funds are generally sold for one-day periods.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


         (e)      INVESTMENT SECURITIES

                  Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings.

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

         (f)      LOANS

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

                  When a loan is considered impaired, cash receipts are applied under the contractual terms of the loan agreement, first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are recognized as interest income, to the extent that any interest has not been recognized. Any further cash receipts are recorded as recoveries of any amount previously charged off.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


                  A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For those accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

         (g)      ALLOWANCE FOR LOAN LOSSES

                  The ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in economic and market conditions in the geographic area served by the Company and various other factors.

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

         (h)      PREMISES AND EQUIPMENT

                  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both the double declining-balance method and the straight-line method over the estimated useful lives of the assets.

         (i)      OTHER REAL ESTATE

                  Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried in other assets at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent changes in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense with an offset to the allowance for losses on other real estate.

         (j)      INCOME TAX EXPENSE

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



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


         (k)      STOCK OPTION PLAN

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

                  Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 2002, 2001, and 2000 would have been impacted as shown in the following table:

                                                                  2002              2001               2000
                                                             ---------------   ---------------   ---------------
                  Reported net earnings                      $     2,034,892         2,069,570         2,046,571
                  Compensation expense, net of taxes                  24,243            11,270            11,271
                  Pro forma net earnings                           2,010,649         2,058,300         2,035,300
                  Reported basic earnings per share                     1.86              1.89              1.87
                  Proforma basic earnings per share                     1.84              1.88              1.86
                  Reported diluted earnings per share                   1.81              1.87              1.86
                  Pro forma diluted earnings per share                  1.79              1.86              1.85


                  The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                      2002             2001              2000
                                                                  -------------    -------------    -------------
                  Expected life of option                                 5 yrs           10 yrs           10 yrs
                  Risk-free interest rate                                  2.89%            3.50%            4.15%
                  Expected volatility of Company stock                    12.09%           12.00%           12.70%
                  Expected dividend yield of Company stock                 2.24%            2.84%            1.67%


                  The weighted average fair value of options granted during 2002, 2001, and 2000 is as follows:

                                                                 2002            2001             2000
                                                             -------------   -------------   -------------
                  Fair value of each option granted          $        5.99            5.29            7.54



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000



         (l)      EARNINGS PER SHARE

                  Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share.

         (m)      BUSINESS SEGMENTS

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

         (n)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is required to adopt the provision of SFAS No. 141 effective immediately and SFAS No. 142 effective January 1, 2002. The Company does not currently have any goodwill capitalized on its balance sheet. Accordingly, the adoption of these statements did not have an impact on the consolidated financial statements of the Company.

                  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting and Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will not result in a write-down of goodwill. Rather, goodwill is



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


                  evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of this statement by the Company did not have a material effect on the consolidated financial statements.

                  In October 2002, the FASB issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted. The adoption of this statement did not have a material impact on its consolidated financial statements.

                  In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. The adoption of this statement did not have a material impact to the Consolidated Financial Statements.

                  In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first-loss guarantees on securitizations. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of this Interpretation did not have a material impact on the consolidated financial statements. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

                  In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


                  requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of the disclosure requirements of this Interpretation did not have a material impact on the consolidated financial statements. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

         (2)      CASH AND DUE FROM BANKS

                  The Corporation's subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $2,110,000 and $1,052,000 at December 31, 2002 and 2001,
                  respectively.

         (3)      INVESTMENT SECURITIES

                  The amortized cost and fair value of investment securities available for sale at December 31, 2002 and 2001 were as follows:

                                                                               GROSS           GROSS
                                                             AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                               COST            GAINS           LOSSES            VALUE
                                                           -------------   -------------    -------------    -------------
                  2002:
                      U.S. Treasury                        $   1,517,846          10,301               --        1,528,147
                      U.S. government agencies,
                         excluding mortgage-backed
                         securities                            1,500,000           5,188           (7,290)       1,497,898
                      State and political subdivisions        21,026,192         754,921          (60,175)      21,720,938
                      Mortgage-backed securities              24,878,984         652,746          (64,361)      25,467,369
                      Corporate notes and other                  491,139          37,424               --          528,563
                                                           -------------   -------------    -------------    -------------
                                                           $  49,414,161       1,460,580         (131,826)      50,742,915
                                                           =============   =============    =============    =============

                  2001:
                      U.S. Treasury                        $   1,506,392          37,828               --        1,544,220
                      U.S. government agencies,
                         excluding mortgage-backed
                         securities                            2,087,767          85,068          (23,220)       2,149,615
                      State and political subdivisions        18,532,023         248,324         (135,173)      18,645,174
                      Mortgage-backed securities              18,049,489         272,639          (38,285)      18,283,843
                      Corporate notes and other                  991,821          16,166          (15,247)         992,740
                                                           -------------   -------------    -------------    -------------
                                                           $  41,167,492         660,025         (211,925)      41,615,592
                                                           =============   =============    =============    =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


                  The amortized cost and fair value of investment securities available for sale at December 31, 2002, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                              AMORTIZED         FAIR
                                                                                COST            VALUE
                                                                            -------------   -------------
                  Investment securities available for sale:
                       Due in one year or less                              $   1,810,112       1,817,482
                       Due after one year through five years                    3,584,240       3,711,158
                       Due after five years through ten years                   7,407,834       7,744,108
                       Due after ten years                                     11,732,991      12,002,798
                                                                            -------------   -------------
                                  Subtotal                                     24,535,177      25,275,546
                  Mortgage-backed securities                                   24,878,984      25,467,369
                                                                            -------------   -------------
                                  Total                                     $  49,414,161      50,742,915
                                                                            =============   =============

                  Gross gains of $78,967 and gross losses of $1,972 were realized on those sales of investment securities available for sale in 2002. Gross gains of $225,376 and gross losses of $52,162 were realized on those sales of investment securities available for sale in 2001. Gross gains of $40,041 and gross losses of $5,316 were realized on those sales of investment securities available for sale in 2000. Securities with carrying values of $31,162,178 and $30,112,910 at December 31, 2002 and 2001, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

         (4)      LOANS AND ALLOWANCE FOR LOAN LOSSES

                  At December 31, 2002 and 2001, the composition of the loan portfolio was as follows:

                                                                                     2002            2001
                                                                                 -------------   -------------
                  Commercial and financial                                       $  80,446,596      78,792,276
                  Agricultural                                                      30,983,309      19,089,172
                  Real estate - construction                                         8,295,383       7,377,897
                  Real estate - 1-4 family residential mortgage                     27,784,873      27,233,771
                  Installment loans to individuals                                  14,926,017      16,552,493
                                                                                 -------------   -------------
                           Total                                                 $ 162,436,178     149,045,609
                                                                                 =============   =============

                  At December 31, 2002, the Corporation had $30,983,000 of agriculture related loans as compared to $19,089,172 and 414,871,440 in 2001 and 2000, respectively. Agriculture loans accounted for $0, $0, and $75106 of nonaccural loans in 2002, 2001, and 2000, respectively.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


         A summary of the transactions in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 follows:

                                                   2002             2001              2000
                                               -------------    -------------    -------------
         Balance at beginning of year          $   1,993,245        1,939,307        1,676,274
         Provision charged to earnings               837,000          480,000          475,000
             Less loans charged-off                 (765,505)        (479,901)        (252,430)
             Plus loan recoveries                     52,071           53,839           40,463
                                               -------------    -------------    -------------
                 Net charge-offs                    (713,434)        (426,062)        (211,967)
                                               -------------    -------------    -------------
         Balance at end of year                $   2,116,811        1,993,245        1,939,307
                                               =============    =============    =============

         Loans on which the accrual of interest had been discontinued or reduced amounted to $1,166,919 and $2,184,316 as of December 31, 2002 and 2001,
         respectively. If these loans had been current throughout their terms, interest income would have been increased by $29,967, $123,443, and $48,630, for 2002, 2001, and 2000, respectively. At December 31, 2000, the Company had impaired loans of $72,811. At December 31, 2002 and 2001, the Company had no significant impaired loans.

         During 2002 and 2001, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these related parties at December 31, 2002 and 2001, amounted to $7,185,629 and $5,874,226, respectively. The change from December 31, 2001 to December 31, 2002 reflects advances amounting to $2,660,708 and payments of $1,349,305 made during the year. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

(5)      Premises and Equipment

         At December 31, 2002 and 2001, premises and equipment were as follows:

                                                                            2002            2001
                                                                        -------------   -------------
         Land                                                           $   1,698,651       1,072,612
         Buildings and leasehold improvements (depreciated over
             5 to 50 years)                                                 4,756,867       4,433,492
         Furniture, fixtures, and equipment (depreciated over
             3 to 10 years)                                                 4,071,617       3,885,957
         Automobiles (depreciated over 3 years)                               133,475         133,475
                                                                        -------------   -------------
                                                                           10,660,610       9,525,536
         Less accumulated depreciation                                      4,349,559       3,624,504
                                                                        -------------   -------------
                                                                        $   6,311,051       5,901,032
                                                                        =============   =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


         Depreciation expense for the year ended December 31, 2002, 2001, and 2000 was $728,699, $610,438, and $511,545, respectively.

(6)      DEPOSITS

         At December 31, 2002 and 2001, deposits were as follows:

                                                                       2002             2001
                                                                   -------------   -------------
         Noninterest bearing accounts                              $  35,939,396      33,406,633
         NOW accounts                                                 18,336,858      19,274,192
         Money market investment accounts                              8,508,315       7,218,784
         Savings account                                              16,961,888      15,016,012
         Time deposits:
             Certificates of deposit less than $100,000               73,507,943      70,864,115
             Certificates of deposit greater than $100,000            29,310,915      34,729,433
                                                                   -------------   -------------
                     Total deposits                                $ 182,565,315     180,509,169
                                                                   =============   =============


         At December 31, 2002, 2001, and 2000 interest expense on deposits was as follows:

                                                              2002           2001            2000
                                                         -------------   -------------   -------------
         NOW accounts                                    $     308,699         667,566       1,670,355
         Money market investment accounts                      109,583         108,637         131,752
         Savings account                                       143,988         288,203         370,895
         Time deposits:
             Certificates of deposit less than
                 $100,000                                    2,403,927       3,771,353       3,628,686
             Certificates of deposit greater than
                 $100,000                                    1,041,401       1,803,181       1,624,292
                                                         -------------   -------------   -------------
                     Total interest expense on deposits  $   4,007,598       6,638,940       7,425,980
                                                         =============   =============   =============

         At December 31, 2002, the contractual maturities of time deposits are as follows:

         Due in one year                               $   83,013,829
         Due in two years                                   9,414,139
         Due in three years                                 5,086,194
         Due in four years                                  1,061,163
         Due in five years                                  4,089,095
         Thereafter                                           154,438
                                                       --------------
                                                       $  102,818,858
                                                       ==============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


(7)      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The maximum amount of outstanding securities sold under agreements to repurchase during 2002 and 2001 was $15,503,292 and $15,815,554, respectively. The weighted average borrowing rate at December 31, 2002 and 2001 was 0.77% and 1.00%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2002 and 2001 was $10,753,068 and $11,612,232, respectively. The weighted average borrowing rate during the years ended December 31, 2002 and 2001 was 4.70% and 3.15%, respectively. Securities underlying these agreements are under the Company's control.

(8)      BORROWED FUNDS

         The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 2002:

         MATURITY DATE                                INTEREST RATE
         ---------------                              --------------
         March 2003                                             1.97%   $       500,000
         September 2003                                         1.30%         1,300,000
         March 2004                                             2.35%         1,500,000
         September 2004                                         2.53%         1,000,000
         June 2006                                              7.19%            60,305
         September 2007                                         2.82%         5,000,000
         March 2011                                             4.22%         2,000,000
         May 2012                                               7.41%           111,467
         July 2017                                              6.93%           975,000
         August 2017                                            6.84%           160,775
         July 2020                                              7.54%           219,791
                                                                        ---------------
         Total (weighted average rate of 3.305%)                        $    12,827,338
                                                                        ===============

         At December 31, 2002 and 2001, the advances were collateralized by a blanket pledge of first-mortgage residential loans in the amount of $27,784,873 and $27,233,771, respectively.

(9)      INCOME TAXES

         Total income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 was allocated as follows:

                                                       2002          2001          2000
                                                    -----------   -----------   -----------
         Income from continuing operations          $   602,846       643,470       669,696
         Stockholders' equity, for other
            comprehensive income                    $   352,262       175,994       542,360



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000

         The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                        2002             2001              2000
                                                    -------------    -------------    -------------
         Current:
             Federal                                $     529,675          580,936          599,579
             State                                         97,557           56,526          115,388
                                                    -------------    -------------    -------------
                 Total                                    627,232          637,462          714,967
                                                    -------------    -------------    -------------
         Deferred:
            Federal                                       (21,395)           7,866          (40,280)
            State                                          (2,991)          (1,858)          (4,991)
                                                    -------------    -------------    -------------
                 Total                                    (24,386)           6,008          (45,271)
                                                    -------------    -------------    -------------
                 Total income tax expense           $     602,846          643,470          669,696
                                                    =============    =============    =============


         Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

                                                                   2002            2001             2000
                                                              -------------    -------------    -------------
         Income tax at statutory rate                         $     896,832          922,434          923,531
         Increase (decrease) resulting from:
            Tax exempt interest                                    (318,970)        (342,371)        (406,384)
            Interest disallowance                                    27,090           46,908           60,867
            Deferred compensation                                     2,380           10,077           12,186
            State income tax net of federal benefit                  62,414           36,081           72,862
            Premium amortization on tax exempt
                investment securities                                 4,352            8,722           21,382
             Cash surrendered value of life insurance               (39,677)         (34,962)              --
         Other, net                                                 (31,575)          (3,419)         (14,748)
                                                              -------------    -------------    -------------
                                                              $     602,846          643,470          669,696
                                                              =============    =============    =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

                                                                                 2002              2001
                                                                             -------------    -------------
         Deferred tax assets:
              Loans, principally due to the allowance for loan losses        $     492,274          448,241
              Other real estate, principally due to differences in
                 carrying value                                                     81,961           20,925
              Accrued expenses                                                      19,579           31,384
              Security writedown                                                     4,427            4,427
              Other                                                                    179               42
                                                                             -------------    -------------
                         Total deferred tax assets                                 598,420          505,019
                                                                             =============    =============
         Deferred tax liabilities:
              Premises and equipment, principally due to difference in
                 depreciation                                                      231,062          172,860
              Investment securities available for sale                             531,498          179,237
              Discount accretion                                                    51,277           40,468
              Other                                                                    550              546
                                                                             -------------    -------------
                         Total deferred tax liabilities                            814,387          393,111
                                                                             -------------    -------------
                         Net deferred tax asset (liability)                  $    (215,967)         111,908
                                                                             =============    =============

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



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


(10)     STOCK OPTION PLAN

         The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the
         Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 77,000 shares of Class A Stock. The changes in outstanding options are as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                     SHARES UNDER    EXERCISE PRICE
                                                       OPTION          PER SHARE
                                                    -------------    -------------
         Balance at December 31, 1999                      41,560    $       18.01
         Granted                                            4,080            31.30
         Surrendered                                           --               --
         Exercised                                         (5,600)           16.00
                                                    -------------
         Balance at December 31, 2000                      40,040            19.65
         Granted                                            4,080            32.50
         Surrendered                                           --               --
         Exercised                                         (2,600)           16.00
                                                    -------------
         Balance at December 31, 2001                      41,520            21.14
         Granted                                           22,080            31.50
         Surrendered                                       (5,000)           31.50
         Exercised                                         (2,000)           16.00
                                                    -------------
         Balance at December 31, 2002                      56,600            24.57
                                                    =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


         Stock options outstanding and exercisable on December 31, 2002 and 2001 were as follows:

                                            2002
        ---------------------------------------------------------------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                                       REMAINING
                                                   SHARES UNDER       CONTRACTUAL
                 EXERCISE PRICE PER SHARE             OPTION         LIFE IN YEARS
        --------------------------------------    ---------------   ---------------
           Outstanding:
        $         16.00                                 23,200               6.0
                  22.50                                  4,080               6.0
                  25.74                                  4,080               7.0
                  31.30                                  4,080               8.0
                  31.50                                 17,080              10.0
                  32.50                                  4,080               9.0
                                                  ---------------
                                                        56,600
                                                  ===============
           Exercisable:

        $         16.00                                23,200               6.0
                  22.50                                 4,080               6.0
                  25.74                                 3,264               7.0
                  31.30                                 2,448               8.0
                  31.50                                 1,016              10.0
                  32.50                                 1,632               9.0
                                                  ---------------
                                                       35,640
                                                  ===============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000

                                                          2001
        ----------------------------------------------------------------------------------------------------------
                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                                      REMAINING
                                                                       SHARES UNDER                  CONTRACTUAL
                EXERCISE PRICE PER SHARE                                 OPTION                      LIFE IN YEARS
        ------------------------------------------------              --------------                 -------------
          Outstanding:

        $ 16.00                                                           25,200                            7.0
          22.50                                                            4,080                            7.0
          25.74                                                            4,080                            8.0
          31.30                                                            4,080                            9.0
          32.50                                                            4,080                           10.0
                                                                      --------------
          16.00 - 32.50                                                   41,520                            7.6
                                                                      ==============
          Exercisable:
        $ 16.00                                                           25,200                            7.0
          22.50                                                            3,264                            7.0
          25.74                                                            2,448                            8.0
          31.30                                                            1,632                            9.0
          32.50                                                              816                           10.0
                                                                      --------------
          16.00 - 32.50                                                   33,360                            7.6
                                                                      ==============

(11)     NET INCOME PER SHARE

         Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2002, 2001, and 2000:

                                                                  2002            2001            2000
                                                              -------------   -------------   -------------
         Diluted earnings per share:
           Weighted average common shares
              outstanding                                         1,092,586       1,095,706       1,091,538
           Effect of the assumed exercise of stock
              options-based on the treasury stock
              method using average market price                      30,644          12,924           9,164
                                                              -------------   -------------   -------------
                  Total weighted average
                      common shares and
                      potential common stock
                      outstanding                                 1,123,230       1,108,630       1,100,702
                                                              =============   =============   =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000



(12)     EMPLOYEE BENEFIT PLANS

         The Company adopted a 401(k) employee incentive savings plan effective January 1, 1988. Employees become eligible after completing six months of service and attaining age 20.5. They can contribute a minimum of 1% up to 10% of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to 4% of the employee's salary. Total Company contributions to the plan during 2002, 2001, and 2000 were $31,189, $28,829, and $24,249, respectively.

         The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $114,000, $110,600, and $82,000 were made in 2002,
         2001, and 2000, respectively.

(13)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The assumptions used in estimating the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

         (A) CASH, CASH EQUIVALENTS, AND INTEREST EARNING DEPOSITS WITH OTHER FINANCIAL INSTITUTIONS

                  Fair value approximates the carrying value of such assets.

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

         (D)      DEPOSITS

                  The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings and money market deposit accounts, approximates the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


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

(g)      COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

         There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value. The carrying value and estimated fair value of the Company's financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

                                                       2002                            2001
                                           -----------------------------   -----------------------------
                                             CARRYING       ESTIMATED        CARRYING        ESTIMATED
                                              AMOUNT        FAIR VALUE        AMOUNT         FAIR VALUE
                                           -------------   -------------   -------------   -------------
         Financial assets:
            Cash and short-term
               investments                 $       9,087           9,087          19,348          19,348
            Investment securities                 50,743          50,743          41,615          41,615
            Loans, net of unearned
              income and allowance
              for loan losses                    160,319         163,681         147,052         151,823
         Financial liabilities:
            Deposits                             182,565         183,805         180,509         181,433
         Securities sold under
            agreements to repurchase               8,141           8,141           9,069           9,069
         Other borrowed funds                        289             289             416             416

         FHLB advances                            12,827          13,486           6,235           6,885



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


(14)     DIVIDENDS FROM SUBSIDIARY

         Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 2002, the Bank could have declared dividends of approximately $4,293,593 without prior approval of regulatory authorities.

(15)     COMPREHENSIVE INCOME

         The following is a summary of the components of other comprehensive income:

                                                                        YEAR ENDED DECEMBER 31
                                                              ---------------------------------------------
                                                                  2002            2001            2000
                                                              -------------   -------------   -------------
         Other comprehensive income before tax:
             Unrealized holding gains arising
                during the period, net                        $     957,649         613,205       1,390,551
                   Less reclassification adjustment for
                      gains included in net earnings                 76,995         173,214          34,725
                                                              -------------   -------------   -------------
         Other comprehensive income, before
             income taxes                                           880,654         439,991       1,355,826
                                                              -------------   -------------   -------------
         Income tax expense related to
             other comprehensive income:
                Unrealized holding gains arising
                   during the period, net                           383,060         245,280         556,250
                      Less reclassification adjustment
                         for gains included in net
                         income                                      30,798          69,286          13,890
                                                              -------------   -------------   -------------
                           Total income tax expense
                            related to other
                            comprehensive income
                            comprehensive income                    352,262         175,994         542,360
                                                              -------------   -------------   -------------
         Other comprehensive income, after
            taxes                                             $     528,392         263,997         813,466
                                                              =============   =============   =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


(16)     LITIGATION

         The Company is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Company.

(17)     COMMITMENTS

         The Company leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are as follows:

         Years ending December 31:
             2003                                                               $      95,125
             2004                                                                      89,746
             2005                                                                      78,540
             2006                                                                      44,790
             2007                                                                      30,790
             Thereafter                                                                68,132
                                                                                -------------
                                                                                $     407,123
                                                                                =============

         Rental expense for all operating leases charged to earnings aggregated $108,463, $105,625, and $92,175 for the years ended December 31, 2002,
         2001, and 2000, respectively.

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

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

         The financial instruments whose contract amounts represent credit risk as of December 31, 2002, are as follows:

         Commitments to extend credit                           $ 14,205,000
         Standby letters of credit                                 2,431,500



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


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

(18)     OTHER NONINTEREST INCOME AND EXPENSE

         Components of other noninterest expense exceeding 1% of the total of interest income and other income for any of the years ended December 31, 2002, 2001, and 2000, respectively, include the following:

                                          2002           2001            2000
                                     -------------   -------------   -------------
         Data processing fees        $      34,956         247,584         297,320
         Supplies expenses                 272,756         214,006         279,544


(19)     REGULATORY MATTERS

         The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Corporation and its subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk-weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk-weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2002, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000

         As of December 31, 2002, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank's category.

         The following table presents the actual capital amounts and ratios of the Corporation and its significant subsidiary banks at December 31, 2002 and 2001:

                                          TOTAL QUALIFYING CAPITAL         TIER I CAPITAL                  LEVERAGE
                                          -------------------------    -------------------------    -------------------------
                                            AMOUNT         RATIO         AMOUNT        RATIO          AMOUNT         RATIO
                                          -----------   -----------    -----------   -----------    -----------   -----------
         As of December 31, 2002:
             Consolidated                 $    28,897         16.16%   $    26,781         14.98%   $    26,781         11.75%
             United Bank                       24,640         13.92%        22,523         12.73%        22,523          9.69%

         As of December 31, 2001:
             Consolidated                 $    23,570         14.52%   $    21,577         13.31%   $    21,577          9.88%
             United Bank                       22,564         13.84%        20,571         12.62%        20,571          9.46%



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


(20)     PARENT COMPANY FINANCIAL INFORMATION

         The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) follows:

                              (Parent Company Only)
                       Condensed Balance Sheet Information
                           December 31, 2002 and 2001

                                                ASSETS                                 2002             2001
                                                                                    -------------   -------------
         Cash                                                                       $   2,630,235         175,156
         Dividend receivable from subsidiary bank                                              --         384,055
         Premises and equipment                                                         1,689,351         840,588
         Investment in subsidiaries                                                    23,447,861      20,840,844
                                                                                    -------------   -------------
                 Total assets                                                       $  27,767,447      22,240,643
                                                                                    =============   =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

         Other liabilities                                                          $     341,706         394,150
         Guarantee preferred beneficial interest in junior subordinate
            debt securities, net of debt issuance costs of $151,563                     3,972,437              --
                                                                                    -------------   -------------
                         Total liabilities                                              4,314,143         394,150

         Stockholders' equity:
            Class A common stock of $0.01 par value. Authorized
              5,000,000 shares; issued 1,161,481 and 1,159,481 shares
              in 2002 and 2001, respectively                                               11,615          11,595
            Class B common stock of $0.01 par value. Authorized
              250,000 shares; no shares issued                                                 --              --
            Preferred stock of $.01 par value. Authorized 250,000
              shares; no shares issued                                                         --              --
         Additional paid in capital                                                     5,092,727       5,056,304
         Retained earnings                                                             18,398,823      16,961,631
         Accumulated other comprehensive income, net of tax                               797,255         268,863
                                                                                    -------------   -------------
                                                                                       24,300,420      22,298,393
         Less: 74,759 and 62,181 treasury shares at cost in 2002
                 and 2001, respectively                                                   847,116         451,900
                                                                                    -------------   -------------
                         Total stockholders' equity                                    23,453,304      21,846,493
                                                                                    -------------   -------------
                         Total liabilities and stockholders' equity                 $  27,767,447      22,240,643
                                                                                    =============   =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000


                              (Parent Company Only)
                 Condensed Statements of Operations Information
                  Years ended December 31, 2002, 2001, and 2000

                                                                   2002           2001            2000
                                                              -------------   -------------   -------------
         Income:
                 Cash dividends from subsidiary               $     271,684         659,055         766,000
                 Other                                               40,200          43,550          36,850
         Expense:
                 Salaries and benefits                                   --          12,480          80,760
                 Interest on other borrowed funds                   116,518              --              --
                 Other                                              115,099          90,794         130,413
                                                              -------------   -------------   -------------
                      Earnings before equity in
                        undistributed earnings of
                        subsidiary                                   80,267         599,331         591,677
         Equity in undistributed earnings of subsidiary           1,954,625       1,470,239       1,454,894
                                                              -------------   -------------   -------------
                      Net earnings                            $   2,034,892       2,069,570       2,046,571
                                                              =============   =============   =============



                                                                     (Continued)

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                          Notes to Financial Statements
                        December 31, 2002, 2001, and 2000

                              (Parent Company Only)
                 Condensed Statements of Cash Flows Information
                  Years ended December 31, 2002, 2001, and 2000

                                                                       2002             2001             2000
                                                                   -------------    -------------    -------------
         Cash flows from operating activities:
            Net earnings                                           $   2,034,892        2,069,570        2,046,571
            Adjustments to reconcile net earnings to
              net cash provided by operating
              activities:
            Equity in undistributed earnings of
              subsidiary                                              (1,954,625)      (1,470,239)      (1,454,894)

            Compensation expense arising from
              stock option awards                                             --           12,480           45,760
            Increase (decrease) in other liabilities                     (52,444)          48,636            8,734
            Decrease (increase) in receivables                           384,055           32,195         (328,000)
                                                                   -------------    -------------    -------------
                            Net cash provided by
                                 operating activities                    411,878          692,642          318,171
                                                                   -------------    -------------    -------------
         Cash flows from investing activities:
            Purchases of premises and equipment, net                    (848,763)          (5,416)        (204,316)
            Capital investment in subsidiary                            (124,000)              --               --
                                                                   -------------    -------------    -------------
                            Net cash used in investing
                                 activities                             (972,763)          (5,416)        (204,316)
                                                                   -------------    -------------    -------------
         Cash flows from financing activities:
            Cash dividends                                              (597,700)        (658,080)        (601,300)
            Proceeds from private placement                            3,972,437               --           44,000
            Purchase of treasury stock                                  (397,736)              --               --
            Proceeds from sale of treasury stock                           6,963           12,453           19,713
            Exercise of stock options                                     32,000           41,600           89,600
                                                                   -------------    -------------    -------------
                            Net cash provided by (used in)
                                 financial activities                  3,015,964         (604,027)        (447,987)
                                                                   -------------    -------------    -------------
                            Net increase (decrease)
                                 in cash                               2,455,079           83,199         (334,132)

         Cash, beginning of year                                         175,156           91,957          426,089
                                                                   -------------    -------------    -------------
         Cash, end of year                                         $   2,630,235          175,156           91,957
                                                                   =============    =============    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. Controls and Procedures

     (a). Based on evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-4(C) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days of the filing of this annual report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation's disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b). There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a)above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         21       Subsidiaries of the Registrant.

         99(1)    Certification pursuant to 18 U.S.C. Section 1350.

         99(2)    Certification pursuant to 18 U.S.C. Section 1350.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED BANCORPORATION OF ALABAMA, INC.
                                     (Registrant)

                                     BY: /s/ Robert R. Jones, III
                                         ---------------------------------------
                                         Robert R. Jones, III
                                         President and Chief Executive Officer
                                         March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      CAPACITY IN WHICH SIGNED           DATE
/s/  Robert R. Jones, III       President, Chief               March 28, 2003
-------------------------       Executive Officer, and
     Robert R. Jones, III             Director


/s/  Mitchell D. Staples        Treasurer                      March 28, 2003
-------------------------       (principal financial and
     Mitchell D. Staples        principal accounting
                                officer)

/s/  H. Leon Esneul             Director                       March 28, 2003
-------------------------
     H. Leon Esneul


/s/  David D. Swift             Director                       March 28, 2003
-------------------------
     David D. Swift


/s/  William J. Justice         Director                       March 28, 2003
-------------------------
     William J. Justice


/s/  Dale M. Ash                Director                       March 28, 2003
------------------------
     Dale M. Ash


/s/  William C. Grissett        Director                       March 28, 2003
-------------------------
     William C. Grissett

/s/  L. Walter Crim             Director                       March 28, 2003
-------------------------
     L. Walter Crim

         I, Robert R Jones, III, President and CEO, certify that:

1. I have reviewed this annual report on Form 10-K of United Bancorporation of Alabama Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/ Robert R. Jones, III
------------------------
Robert R. Jones, III
President and CEO

I, Mitchell D. Staples, principal financial officer, certify that:

1. I have reviewed this annual report on Form 10-K of United Bancoporation of Alabama, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


/s/Mitchell D. Staples
---------------------------
Mitchell D. Staples
Principal financial officer

                                INDEX TO EXHIBITS

Exhibit                                                                     Page
-------                                                                     ----
         21       Subsidiaries of the registrant                             E2

         99.1     Certification Pursuant to 18 U.S.C. Section 1350           E3

         99.2     Certification Pursuant to 18 U.S.C. Section 1350           E4