Form 10-Q
period 2003-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2003-05-15
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                         Commission file number 2-78572

                     UNITED BANCORPORATION OF ALABAMA, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    63-0833573
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                         P.O. Drawer 8, Atmore, AL 36504
                    (Address of principal executive offices)

                                  251-368-2525
              (Registrant's telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2003.

                    Class A Common Stock.... 1,086,898 Shares
                       Class B Common Stock.... -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2003

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----

Item 1.  Financial Statements

         Unaudited Consolidated Condensed Balance Sheets                                         3

         Unaudited Consolidated Condensed Statements of Operations and Comprehensive Income      4

         Unaudited Consolidated Condensed Statement of Cash Flows                                5

         Notes to Consolidated Condensed Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     10

Item 3.  Market Risk Disclosures                                                                15

Item 4.  Controls and Procedures                                                                17

PART II - OTHER INFORMATION

Item 4. Submission of  Matters to a Vote of Security Holders                                    18

Item 6.  Exhibits and Reports on Form 8-K                                                       18

ITEM 1.

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS

                                                                                   March 31,    December 31,
                                                                                     2003           2002
                                                                                  Unaudited        Audited
                                                                                 ------------   ------------
Assets:
Cash and cash equivalents                                                        $ 18,568,008   $  9,087,315

Securities available for sale (amortized cost of $45,587,781                       47,532,834     50,742,915
    and 49,414,161 respectively)
Loans                                                                             162,255,841    162,436,178
             Allowance for loan losses                                              2,255,573      2,116,811
                                                                                 ------------   ------------
                      Net loans                                                   160,000,269    160,319,367

Premises and equipment, net                                                         6,734,635      6,311,051
Interest receivable and other assets                                                7,829,098      6,361,781
                                                                                 ------------   ------------
                      Total assets                                                240,664,844    232,822,429
                                                                                 ============   ============

Liabilities and Stockholders' Equity:
Deposits:
  Non-interest bearing                                                             40,387,501     35,939,396
  Interest bearing                                                                150,129,512    146,625,919
                                                                                 ------------   ------------
                      Total deposits                                              190,517,013    182,565,315

Securities sold under agreements to repurchase                                      9,038,961      8,140,506
Other borrowed funds                                                               11,439,546     13,116,106

Accrued expenses and other liabilities                                              1,569,894      1,574,761
Guaranteed preferred beneficial interest in junior subordinate debt securities
  net of debt issuance cost of  $149,037 and $151,563 respectively                  3,974,963      3,972,437
                                                                                 ------------   ------------
                      Total liabilities                                           216,540,377    209,369,125

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,161,481 and 1,161,481
  shares issued respectively                                                           11,615         11,615

  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                                         0              0
  Preferred stock of $.01 par value.  Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                                           0              0
Additional Paid in Capital                                                           5,091,979      5,092,727
Accumulated other comprehensive
  income                                                                              995,417        797,255
Retained earnings                                                                  18,867,110     18,398,823
                                                                                 ------------   ------------
                                                                                   24,966,121     24,300,420
Less: 74,583 and 74,759 treasury shares, at cost respectively                         841,654        847,116
                                                                                 ------------   ------------
         Total stockholders' equity                                                24,124,467     23,453,304
                                                                                 ------------   ------------
         Total liabilities and stockholders' equity                              $240,664,844   $232,822,429
                                                                                 ============   ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31
                                                                 2003           2002
                                                              -----------   -----------
Interest income:
  Interest and fees on loans                                  $ 2,755,608   $ 2,929,058
  Interest on investment securities available for sale:
    Taxable                                                       310,695       347,004
    Nontaxable                                                    240,671       222,255
                                                              -----------   -----------
   Total investment income                                        551,365       569,259
  Other interest income                                            16,042        54,725
                                                              -----------   -----------
      Total interest income                                     3,323,016     3,553,042

Interest expense:
  Interest on deposits                                            856,890     1,139,701
  Interest on other borrowed funds                                143,335       136,665
                                                              -----------   -----------
      Total interest expense                                    1,000,225     1,276,366
                                                              -----------   -----------
      Net interest income                                       2,322,791     2,276,676

Provision for loan losses                                         186,000       186,000
                                                              -----------   -----------

      Net interest income after
        provision for loan losses                               2,136,791     2,090,676

Noninterest income:
  Service charge on deposits                                      484,427       375,778
  Commission on credit life                                         8,775        11,868
  Investment securities gains, net                                140,316             0
  Other                                                           212,543       138,598
                                                              -----------   -----------
      Total noninterest income                                    846,060       526,244

Noninterest expense:
  Salaries and benefits                                         1,304,148     1,093,934
  Net occupancy expense                                           415,125       409,915
  Other                                                           625,082       589,130
                                                              -----------   -----------
      Total non-interest expense                                2,344,355     2,092,979

      Earnings before income tax expense                          638,496       523,941
Income tax expense                                                170,210       127,617
                                                              -----------   -----------
      Net earnings                                            $   468,286   $   396,324
                                                              ===========   ===========

Basic earnings per share                                      $      0.43   $      0.36
Diluted earnings per share                                    $      0.43   $      0.36
Basic weighted average shares outstanding                       1,086,798     1,098,352
                                                              ===========   ===========
Diluted weighted average shares outstanding                     1,100,717     1,110,902
                                                              ===========   ===========

Statement of Comprehensive Income

Net Income                                                        468,286       396,324

Other Comprehensive Income, net of tax:
      Unrealized holding gain (losses) arising during
          the period                                              198,166       (83,127)
       Less: Reclassification adjustment for gains (losses)
                 included in net income                           103,132            --
                                                              -----------   -----------
Comprehensive income                                              563,320       313,197
                                                              ===========   ===========

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                             2003            2002
Operating Activities
 Net Income                                                              $    468,286         396,324
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                  186,000         186,000
   Depreciation on Premises and Equipment                                     181,357         215,965
   Amortization of Investment Securities Available for Sale                   (43,703)           (810)
   Gain on Sale of Investment Securities Available for Sale                  (140,316)             --
   Writedown of Other Real Estate                                                  --          17,135
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                         (537,117)        707,028
   Decrease in Accrued Expenses
    and Other Liabilities                                                    (136,977)     (2,545,802)
                                                                         ------------    ------------
 Net Cash Used  by Operating Activities                                       (22,470)     (1,024,160)
                                                                         ------------    ------------
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale           2,844,962              --
  Proceeds From Maturities of Investment Securities Available for Sale      6,161,973       2,046,014
  Purchases of Investment Securities Available for Sale                    (5,282,560)     (6,465,493)
  Net Increase in Loans                                                      (797,102)     (2,349,665)
  Purchases of Premises and Equipment                                        (604,941)       (168,102)
                                                                         ------------    ------------
 Net Cash Provided by Investing Activities                                  2,322,332      (6,937,246)
                                                                         ------------    ------------
Financing Activities
 Net Increase in Deposits                                                   7,951,698         932,810
 Net Increase in securities sold under
  agreement to repurchase                                                     898,455       2,801,052
 Proceeds from Sale of Treasury Stock                                           4,712           6,963
 Exercise of stock options                                                         --          12,800
  Increase (Decrease) in Other Borrowed Funds                              (1,674,034)        631,921
                                                                         ------------    ------------
 Net Cash  Provided  by Financing Activities                                7,180,831       4,385,546
                                                                         ------------    ------------
 Increase (Decrease)  in Cash and Cash Equivalents                          9,480,693      (3,575,860)
Cash and Cash Equivalents at Beginning of Period                            9,087,315      19,348,812
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Period                                 18,568,008      15,772,952
                                                                         ============    ============

Supplemental disclosures

Cash paid during the year for:
     Interest                                                               1,020,005       1,621,410
                                                                         ============    ============

     Income Taxes                                                             100,000              --
                                                                         ============    ============

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                   (UNAUDITED)

NOTE 1 - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc.(the "Corporation" or the "Company") and its wholly-owned subsidiary United Bank (the "Bank"). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - Net Income per Share

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2003 and 2002. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three-month periods ended March 31, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2003 and 2002:

                                                2003         2002
                                              ---------   ---------
Diluted earnings per
share:                                              .43         .36

   Weighted average common shares
      Outstanding                             1,086,798   1,098,352

   Effect of the assumed exercise of stock
        options based on the treasury stock
        method using average market price        13,919      12,550
                                              ---------   ---------

Total weighted average common shares
    and potential common stock outstanding    1,100,717   1,110,902
                                              =========   =========

NOTE 3 - Allowance for Loan Losses

The allowance for loan losses for the three month periods ended March 31, 2003 and 2002 are summarized as follows (in thousands).

                                          2003    2002
                                         -----   -----
Allowance for Loan Losses:

Balance at the beginning of period       2,116   1,993

Provision charged to operating expense     186     186
Losses charged off                          53     183
Recoveries                                   7       4
                                         -----   -----
Balance at the end of period             2,256   2,000
                                         =====   =====

NOTE 4 - Operating Segments

The Statement of Financial Accounting Standard 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment - commercial banking.

NOTE 5 - New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosures, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement did not have a material impact to the Consolidated Financial Statements. (See Note 6-Stock Based Compensation.)

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others: an interpretation of FASB Statements 5, 57, and 107 and rescission of FIN No. 34 which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first-loss guarantees on securitizations. The adoption of this Interpretation did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of the disclosure requirements of this Interpretation did not have a material impact on the consolidated financial statements.

Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on the consolidated financial statements.

NOTE 6 - STOCK BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

SFAS No. 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming hypothetical fair value method application.

Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the three months ended March 31, 2003, and 2002, would have been impacted as shown in the following table:

                                                            2003          2002
                                                            ----          ----
               Reported net earnings                      468,286        396,324
               Compensation expense, net of taxes           4,411          6,061
               Pro forma net earnings                     463,875        390,263
               Reported basic earnings per share             0.43           0.36
               Pro forma basic earnings per share            0.43           0.36
               Reported diluted earnings per share           0.43           0.36
               Pro forma diluted earnings per share          0.42           0.35

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

Results of Operations

The following financial review is presented to provide a comparative analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation") and its subsidiary for the three months ended March 31, 2002 and 2003. This review should be read in conjunction with the consolidated financial statements included in this Form 10-Q.

Summary

Net income after taxes for the three months ended March 31, 2003 increased $71,962, or 18.16%, as compared to the same period in 2002.

Net Interest Income

Total interest income decreased by $230,026, or 6.47%, during the first quarter of 2003 compared to the first quarter of 2002. Average interest-earning assets were $216,552,259 for the first quarter of 2003 as compared to $201,305,792 for the same period in 2002, an increase of $15,246,467 or 7.57%. Most of this increase came from an increase in loans and investments. The average rate earned in 2003 was 6.25% as compared to 7.14% in 2002, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during the latter part of 2001 and 2002. The net interest margin decreased to 4.47% for the first quarter of 2003, as compared to 4.57% for the same period in 2002. This decrease is attributable to the fact that although most short term interest bearing liabilities have already repriced in the lower interest rate market, longer-term loans continue to reprice at slightly lower rates.

Total interest expense decreased by $251,376 or 12.0% in 2003. The decrease in interest expense is attributed to the decrease in the average rate paid during the first quarter of 2003 as a result of the repricing discussed above. The average rate paid during the first quarter of 2003 was 2.34% as compared to 3.11% for the same period in 2002. This rate decrease is due to the lowering of CD rates over the past year which were the result of a decrease in federal funds rates. Average interest bearing liabilities increased to $173,011,611 in 2003, from $166,577,542 in 2002, an increase of $6,434,064, or 3.86%.

Noninterest Income

Total noninterest income increased to $846,060 for the first quarter of 2003, as compared to $526,244 for the same period of 2002, an increase of $319,516, or 60.77%. This increase was caused partly by the sale of portfolio securities in 2003 of $140,316, compared to no such sales in 2002. The Bank also implemented a new overdraft program in May of 2002 to increase fee income, which caused an increase $104,308 in noninterest income. The decreased interest rate environment also resulted in an increase in mortgage originations; thus mortgage origination fee income increased $59,249 over the same period in 2002.

Noninterest Expense

Total noninterest expense increased $251,376 or 12.01% during the first quarter of 2003 partly due to increased salaries and benefits of $210,214. The increase was also attributable to an increase in occupancy expenses of $5,210 due to date processing maintenance which was provided at no charge until June 2002 and is currently costing $25,406 per quarter. Other expenses included an increase legal fees of $67,757 largely due to special projects that are not expected to be recurring. The overall increase was partly offset by a decrease in other expenses attributable to lower depreciation.

Income Taxes

Earnings before taxes for the first quarter of 2003 increased $114,555, or 21.86%, compared to the same period of 2002. Income tax expense increased to $170,210 in 2003 from $127,617 in 2002, an increase of $52,380, or 29.10%. The effective tax rate decreased from 26.66% to 24.36%.

Financial Condition and Liquidity

Total assets on March 31, 2003 increased $7,842,415 or 3.37% as compared to December 31, 2002. Average total assets for the first quarter of 2003 were $236,023,738 as compared to $219,628,247 for the same period in 2002. The increase in assets is attributable to increases in cash and in noninterest bearing and interest bearing deposits during the year.

Loans

Net loans decreased by $319,098 or .20% at March 31, 2003, from December 31, 2002. This decrease is due to some unexpected loan payoffs and the maturing of certain construction loans in the 1-4 family market. The net ratio of loans to deposits and repurchase agreements on March 31, 2003 was 80.18%, as compared to 87.81% on December 31, 2002.

Allowance and Provision for Loan Losses

The allowance for loan losses represents 1.39% of gross loans at March 31, 2003, as compared to 1.30% at year-end 2002. Loans on which the accrual of interest had been discontinued amounted to $1,358,649 at March 31, 2003, as compared to $1,166,919 at December 31, 2002. The provision for loan losses was $186,000 for the first three months of 2003. Net charged-off loans for the first quarter of 2003 were $40,721, as compared to $179,623 in for the first quarter of 2002.

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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned classifications as follows: substandard (15%), doubtful (50%), and loss (100%). Any loan categorized loss is charged off in the period in which the loan is so categorized.

The nonclassified portion of the allowance is for inherent losses that probably exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error, and inherent imprecision in the process, and the timing of when the Corporation receives accurate financial information from borrowers. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, managements estimate on collateral values securing certain loans, historical loss experience, and general economic environment in the Corporation's markets. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

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

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 2003 and December 31, 2002. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends which could cause the borrowers severe financial difficulties.

                                                       March 31      December 31
         Description                                      2003          2002
                                                       (Dollars in Thousands)
(A)      Loans accounted for on a                         $1,359       $1,167
         nonaccrual basis

(B)      Loans which are contractually
         past due ninety days or more as
         to interest or principal payments
         (excluding balances included in
         (A) above).                                          17           10

(C)      Loans, the term of which have
         been renegotiated to provide a
         reduction or deferral of interest
         or principal because of a

         deterioration in the financial
         position of the borrower.                           384          968

(D)      Other non-performing assets                       1,270          350

The increase in other non-performing assets is primarily due to foreclosures on commercial real estate loans during the quarter.

Investment Securities

Investment securities available for sale decreased by $3,210,081 or 6.3% in the first quarter of 2003, from December 31, 2002, because the Bank experienced a large number of prepayments in the mortgage backed securities portfolio.

Premises and Equipment

Premises and equipment increased $423,584 during the first quarter of 2003 from December 31, 2002, primarily due to the Company's purchasing of land in an existing market for a planned new branch.

Deposits

Total deposits increased $7,951,698, or 4.35%, at March 31, 2003, from December 31, 2002. Non-interest bearing deposits increased $4,448,105 or 12.38% at quarter end from the year-end total. Interest bearing deposits decreased $3,503,593, or 2.39%, at March 31, 2003, from December 31, 2002. Management believes the net increase in deposits is due to the downturn in the stock market, which has caused customers to sell stocks and put the proceeds on deposit at the Bank. Average total deposits for the first quarter of 2003 were $187,607,084, as compared to $180,796,674 for the same period in 2002.

Other Borrowed Funds

Other borrowed funds decreased $1,674,034 or 12.76% due to the Bank's repayment of FHLB advances during the quarter.

Capital Adequacy

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 2003, was $24,124,467, an increase of $671,163, or 2.86%, from $23,453,304 at year-end 2002.

Primary capital to total assets at March 31, 2003, was 10.02%, as compared to 9.93% at year-end 2002. Total capital and allowances for loan losses to total assets at March 31, 2003, were 10.96%, as compared to 10.98% at December 31, 2002. The Corporation had risk based capital of $29,502,000, or 16.4%, at March 31, 2003, as compared to $28,897,000, or 16.16% at year end 2002. The
Corporation's minimum risk based capital requirement is 8.00% of risk weighted assets. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, but the growth into new markets may require the Bank to access external funding sources.

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

The Bank's profitability is affected by fluctuations in interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Bank's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2002, the most recent date for which the Corporation has a completed analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                          CHANGE IN          CHANGE IN
            CHANGE IN         MARKET       MARKET             MARKET
          INTEREST RATES       VALUE        VALUE              VALUE
          (BASIS POINTS)      EQUITY       EQUITY            EQUITY (%)
          --------------      ------      ---------          ----------
               300            45,379       10,394                30
               200            43,179        8,194                23
               100            40,456        5,471                16
                 0            34,985            0                 0
              (100)           33,647       (1,338)               (4)
              (200)           29,585       (5,400)              (15)
              (300)           26,512       (8,473)              (24)

The preceding table indicates that at December 31, 2002, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease. The Corporation has not received a March 31, 2003 update of the proceeding table, but does not believe that it will be materially different.

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

Item 4. Controls and Procedures

      (a) Based on evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-4(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days of the filing of this quarterly report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation's disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

PART II -- OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 7, 2003.
      (b) The following nominees were elected as Directors of the Corporation, to serve until the 2005 Annual Meeting of Stockholders, by the votes indicated:

                        Nominee               For                 Against
                  ------------------        -------               -------
                  L. Walter Crim            704,402                 324
                  H. Leon Esneul            704,402                 324
                  William J. Justice        704,120                 606

            The Directors of the Corporation whose terms of office continued after the 2002 Annual Meeting are as follows:

                                                   To Serve Until the Annual
                    Director                 Meeting of Stockholders in the year
              -------------------            -----------------------------------
              Dale Ash                                       2005
              Robert R. Jones III                            2005
              David Swift                                    2004
              William C. Grissett                            2004

            Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED BANCORPORATION OF ALABAMA, INC.

             Date: May 14, 2002           /s/ Robert R. Jones, III
                                          ------------------------
                                              Robert R. Jones, III

                                 CERTIFICATION

I, Robert R. Jones, III, President and CEO, certify that:

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

Date: May 14, 2003

/s/Robert R. Jones, III
Robert R. Jones, III
President and CEO

I, Mitchell D. Staples, principal accounting officer, certify that:

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

Date: May 14, 2003

/s/ Mitchell D. Staples
Mitchell D. Staples
Principal accounting officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
99.1           Certification pursuant to 18 U.S.C. Section 1350, adopted
               pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.