Form 10-Q
period 2003-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2003-08-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 2003
                               --------------


Commission file number  2-78572
                       --------


                     UNITED BANCORPORATION OF ALABAMA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                              63-0833573
------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


                200 East Nashville Avenue, Atmore, Alabama 36502
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (251) 368-2525
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2003.



         Class A Common Stock ............   1,086,898 Shares
         Class B Common Stock ............         -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2003


                                      INDEX


PART I - FINANCIAL INFORMATION                                                 PAGE
                                                                               ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets                                    3

        Condensed Consolidated Statements of Earnings                            4

        Condensed Consolidated Statements of Cash Flows                          5

        Notes to Condensed Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                      9

Item 3. Market Risk Disclosures                                                 17

Item 4. Controls and Procedures                                                 18

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                     20

Item 6. Exhibits and Reports on Form 8-K                                        20

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Item 1.


                                                                                       June 30,          December 31,
                                                                                        2003                2002
                                                                                      Unaudited            Audited
                                                                                   ---------------     ---------------
Assets
Cash and due from banks                                                            $     9,398,552     $     9,087,315
Federal funds sold                                                                      15,180,203                   0
                                                                                   ---------------     ---------------
         Cash and cash equivalents                                                      24,578,755           9,087,315

Securities available for sale (amortized cost of $46,527,147                            48,121,783          50,742,915
    and $49,414,161 respectively)
Loans                                                                                  167,160,044         162,436,178
Less:  Allowance for loan losses                                                         2,296,176           2,116,811
                                                                                   ---------------     ---------------
         Net loans                                                                     164,863,868         160,319,367

Premises and equipment, net                                                              7,104,925           6,311,051
Interest receivable and other assets                                                     6,275,759           6,361,781
                                                                                   ---------------     ---------------
         Total assets                                                              $   250,945,090     $   232,822,429
                                                                                   ===============     ===============

Liabilities and Stockholders' Equity
Deposits:

  Non-interest bearing                                                             $    41,127,909     $    35,939,396
  Interest bearing                                                                     150,630,872         146,625,919
                                                                                   ---------------     ---------------
         Total deposits                                                                191,758,781         182,565,315

Securities sold under agreements to repurchase                                          16,764,888           8,140,506
Guaranteed preferred beneficial interest in junior subordinate debt securities
  net of debt issuance cost of $146,511 and $151,563 respectively                        3,977,489           3,972,437
Other borrowed funds                                                                    10,971,382          13,116,106
Accrued expenses and other liabilities                                                   2,926,573           1,574,761
                                                                                   ---------------     ---------------
         Total liabilities                                                             226,399,113         209,369,125

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,161,481 shares issued and outstanding                         11,615              11,615
  Class B common stock of $.01 par value  Authorized 250,000 shares;
  -0- shares issued and outstanding                                                              0                   0
  Preferred stock of $.01 par value. Authorized 250,000 shares;
  -0- shares issued and outstanding                                                              0                   0
Additional paid in capital                                                               5,091,979           5,092,727
Accumulated other comprehensive income                                                   1,097,965             797,255
Retained earnings                                                                       19,186,072          18,398,823
                                                                                   ---------------     ---------------
                                                                                        25,387,630          24,300,420
Less 74,583 and 74,759 treasury shares, at cost, respectively                              841,654             847,116
                                                                                   ---------------     ---------------
         Total stockholders' equity                                                     24,545,977          23,453,304
                                                                                   ---------------     ---------------
         Total liabilities and stockholders' equity                                $   250,945,090     $   232,822,429
                                                                                   ===============     ===============

See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                 STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                Three Months Ended               Six Months Ended
                                                                      June 30                         June 30
                                                               2003            2002             2003           2002
Interest income:
  Interest and fees on loans                                  2,832,079       2,890,327       5,587,687       5,819,385
  Interest on investment securities Available for Sale:
    Taxable                                                     261,742         369,112         572,437         716,116
    Nontaxable                                                  226,480         235,500         467,151         457,755
                                                            -----------     -----------     -----------     -----------
   Total investment income                                      488,222         604,612       1,039,588       1,173,871
  Other interest income                                          34,833          30,407          50,875          85,132
                                                            -----------     -----------     -----------     -----------
      Total interest income                                   3,355,134       3,525,346       6,678,150       7,078,388

Interest expense:
  Interest on deposits                                          808,012       1,022,005       1,664,902       2,161,706
  Interest on other borrowed funds                              162,377          88,209         305,712         224,874
                                                            -----------     -----------     -----------     -----------
      Total interest expense                                    970,389       1,110,214       1,970,614       2,386,580

      Net interest income                                     2,384,745       2,415,132       4,707,536       4,691,808

Provision for loan losses                                       162,704         186,000         348,704         372,000
                                                            -----------     -----------     -----------     -----------

      Net interest income after
        provision for loan losses                             2,222,041       2,229,132       4,358,832       4,319,808

Noninterest income:
  Service charge on deposits                                    622,586         491,784       1,107,013         867,562
  Commission on credit life                                      24,800          19,355          33,575          31,223
  Investment securities gains, net                              151,892          48,522         292,208          48,522
  Other                                                         102,053         133,163         314,596         271,761
                                                            -----------     -----------     -----------     -----------
      Total noninterest income                                  901,331         692,824       1,747,392       1,219,068

Noninterest expense:
  Salaries and benefits                                       1,313,938       1,210,843       2,618,086       2,304,777
  Net occupancy expense                                         434,593         429,479         815,618         839,394
  Other                                                         548,499         653,360       1,207,681       1,242,490
                                                            -----------     -----------     -----------     -----------
      Total non-interest expense                              2,297,030       2,293,682       4,641,385       4,386,661

      Earnings before income tax expense                        826,342         628,274       1,464,839       1,152,215
Income tax expense                                              237,263         168,248         407,473         295,865
                                                            -----------     -----------     -----------     -----------
      Net earnings                                              589,079         460,026       1,057,366         856,350
                                                            ===========     ===========     ===========     ===========

Basic earnings per share (Note 2)                           $      0.54     $      0.42     $      0.97     $      0.78
Diluted earnings per share (Note 2)                         $      0.54     $      0.42     $      0.97     $      0.78
Basic weighted average shares outstanding                     1,086,898       1,099,214       1,086,848       1,098,577
                                                            ===========     ===========     ===========     ===========
Diluted weighted average shares outstanding                   1,094,560       1,099,271       1,094,771       1,099,271
                                                            ===========     ===========     ===========     ===========

Statement of Comprehensive Income

Net Income                                                      589,079         460,026       1,057,366         856,350

Other Comprehensive Income, net of tax:
     Unrealized Holding gains  arising during the
       period                                                   102,547         468,104         300,713         384,978
     Less:  Reclassification adjustment for gains
       included in net income                                   151,892          48,522         292,208          48,522
                                                            -----------     -----------     -----------     -----------
Comprehensive income                                            539,734         879,608       1,065,871       1,192,806
                                                            ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                        2003                  2002
                                                                                     Unaudited             Unaudited
                                                                                    ------------          ------------
Operating Activities
 Net Income                                                                         $  1,057,366               856,350
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities

   Provision for Loan Losses                                                             348,704               372,000
   Depreciation on Premises and Equipment                                                368,527               435,930
   (Accretion) Amortization of Investment Securities Available for Sale                  112,313               (10,606)
   Gain on Sale of Investment Securities Available for Sale                             (292,208)              (48,522)
   Gain on Disposal of Premises and Equipment                                            (13,400)                   --
   Increase in Interest Receivable
    and Other Assets                                                                      86,022               204,336
   Increase (Decrease) in Accrued Expenses
    and Other Liabilities                                                              1,152,944              (592,290)
                                                                                    ------------          ------------
 Net Cash Provided  by Operating Activities                                            2,820,268             1,217,198
Investing Activities
  Proceeds From Sales of Investment Securities Available for Sale                      6,466,368               611,278
  Proceeds From Maturities of Investment Securities Available for Sale                 9,667,475             4,285,481
  Purchases of Investment Securities Available for Sale                              (12,831,628)           (9,197,726)
  Net Increase in Loans                                                               (4,893,205)           (3,962,902)
  Purchases of Premises and Equipment                                                 (1,162,401)             (419,668)
  Proceeds From Sales of Premises and Equipment                                           13,400                    --
 Net Cash Provided (Used) by Investing Activities                                     (2,739,991)           (8,683,537)
                                                                                    ------------          ------------
Financing Activities

  Net Increase (Decrease)  in Deposits                                                 9,193,466              (928,099)
 Net Increase in securities sold under
  agreement to repurchase                                                              8,624,382             2,097,549
  Exercise of stock options                                                                   --                32,000
  Proceeds from sale of treasury stock                                                     4,712                 6,963
  Cash Dividends                                                                        (271,725)             (271,684)
  Purchase of Treasury Stock                                                                  --              (397,327)
 (Decrease) Increase in Other Borrowed Funds                                          (2,139,672)            2,472,988
                                                                                    ------------          ------------
 Net Cash Provided by Financing Activities                                            15,411,163             3,012,390
                                                                                    ------------          ------------
Increase (Decrease) in Cash and Cash Equivalents                                      15,491,440            (4,453,949)
Cash and Cash Equivalents at Beginning of Period                                       9,087,315            19,348,812
                                                                                    ------------          ------------
Cash and Cash Equivalents at End of Period                                            24,578,755            14,894,863
                                                                                    ============          ============
Supplemental disclosures

 Cash paid during the year for:

     Interest                                                                          2,050,259             2,868,448
                                                                                    ============          ============

     Income Taxes                                                                        483,000               200,000
                                                                                    ============          ============

     Transfer of loans to other real estate through foreclosure                          920,000               515,283
                                                                                    ============          ============


See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

NOTE 1 - General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation" or the "Company") and its wholly-owned subsidiary United Bank (the "Bank"). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - Net Income per Share

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2003 and 2002. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three and six-month periods ended June 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

                                                           Three                                  Six
                                                           Months                                Months
                                                           Ended                                 Ended
                                                           June                                   June
                                                2003                 2002                2003                2002
Diluted earnings per share:                  $      0.54                0.42                0.97                0.78

Weighted average common shares
   outstanding                                 1,086,898           1,099,214           1,086,848           1,098,577

Effect of the assumed exercise of
   stock options based on the
   treasury stock method using
   average market price                            7,662                  57               7,923                 694
                                              ----------          ----------          ----------          ----------

Total weighted average common
   shares and potential common stock
   outstanding                                 1,094,560           1,099,271           1,094,771           1,099,271
                                              ==========          ==========          ==========          ==========


In addition the Company has issued 16,032 outstanding options that were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price for the three and six months ended June 30, 2003.

NOTE 3 - Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

                                                             2003          2002
                                                             -----         -----
Balance at beginning of year                                 2,117         1,983
Provision charged to expense                                   349           372
Loans charged off                                              215           442
Recoveries                                                      45            33
                                                             -----         -----
Balance at end of period                                     2,296         1,956
                                                             -----         -----

At June 30, 2003 and at December 31, 2002, the amounts of nonaccrual loans were $2,299,823 and $1,166,919, respectively.

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

NOTE 5 - New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others: an interpretation of FASB Statements 5, 57, and 107 and rescission of FIN No. 34," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. These currently include standby letters of credit and first-loss guarantees on securitizations. The adoption of this Interpretation did not have a material impact on the consolidated financial statements.

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

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in May 2003. This Statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. Management does not expect SFAS No. 150 to have a material impact on the financial condition or results of operations of the Company.

NOTE 6- STOCK BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

SFAS No. 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming a hypothetical fair value method application.

Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the six months ended June 30, 2003, and 2002, would have been impacted as shown in the following table:

                                                        2003               2002
                                                      -------            -------
Reported net earnings                               1,057,366            856,350
Compensation expense, net of taxes                      4,411              6,061
Pro forma net earnings                              1,052,955            850,289
Reported basic earnings per share                        0.97               0.78
Pro forma basic earnings per share                       0.97               0.78
Reported diluted earnings per share                      0.97               0.78
Pro forma diluted earnings per share                     0.96               0.77

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Bank's other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank's borrowers, subjecting the Bank to significant volatility of earnings.

The allowance for loan losses is a significant estimate and is regularly evaluated by management and reviewed by the Board of Directors for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower's ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for credit losses is established through provisions for loan losses, which is a charge against earnings.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its principal subsidiary for the three and six months ended June 30, 2003, and 2002. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Six Months ended June 30, 2003 and 2002, Compared

Summary

Net income for the six months ended June 30, 2003, increased by $201,016, or 23.47%, as compared to the same period in 2002, as a result of increases in net interest income and noninterest income.

Net Interest Income

Total interest income decreased $400,238, or 5.65%, in 2003. Average interest-earning assets were $220,862,155 for the first six months of 2003, as compared to $202,574,026 for the same period in 2002, an increase of $18,288,129, or 9.03%. A substantial portion of the increase is due to the increase in deposits by one existing Bank customer. The average rate earned in 2003 was 6.12% as compared to 7.06% in 2002, reflecting the continual impact of the decrease in rates by the Federal Reserve Board during 2002 and 2003.

Total interest expense decreased by $415,966, or 17.42%, in 2003, when compared to the same period in 2002. Average interest bearing liabilities increased to $170,450,745 in 2003 from $164,824,557 in 2002, an increase of $5,626,188, or
3.41%. The average rate paid fell to 2.21% in 2003 as compared to 2.92% in 2002.

This decrease in interest expense can be attributed primarily to higher interest rates paid in 2002 on slower repricing deposits, compared to lower rates paid on deposits which have repriced in 2003 at the current lower interest rates.

Net interest margin decreased to 4.16% for the first six months of 2003 as compared to 4.67% for the same period in 2002. This decrease is the result of the loan portfolio repricing faster than the liabilities funding the portfolio.

Noninterest Income

Service charges on deposits increased $239,451, or 27.60%, for the first six months of 2003. This increase is primarily due to an increase in insufficient fund charges on checks. Total noninterest income increased $528,324 or 43.38% for the first six months of 2003. Gains on sale of investments increased to $292,208 in 2003, as compared to $48,522 in 2002. Management elected capture the gains on securities given management's assessment of a high probability that these interest bearing securities would be called at par in future periods. Commissions on credit life insurance increased $2,352 in 2003, or 7.53%. Other income increased during the first six months of 2003 by $42,835 or 15.76%. This increase is primarily the result of fees collected on loans originated for third party mortgage companies.

Noninterest Expense

Total noninterest expense increased $254,724, or 5.81% during the first six months of 2003. Salaries and benefits increased $313,309 or 13.59%, in the first six months of 2003 primarily due to the addition of senior management personnel. Occupancy expense increased $10,324 or 1.23%. Other expenses decreased $68,909, or 5.55%, during the first six months of 2003. This decrease is due to reduced marketing expenses from the prior year and due to the fact that the Company had higher levels of OREO write-downs in 2002 than in 2003.

Provision for Loan Losses

The provision for loan losses decreased to $348,704 for the first six months of 2003 as compared to $372,000 for the same period in 2002. This decrease is due to a determination of improved credit quality in the current loan portfolio. See further discussion under Allowance for Loan Losses below.

Income Taxes

Earnings before taxes for the first six months of 2003 was $1,464,839 as compared to $1,152,215 for the first six months of 2002, an increase of $312,624, or 27.13%. Income tax expense for the first six months increased by $111,608, to $407,473 or by 37.72%, when compared to $295,865 for the same period in 2002. The effective tax rate increased to 27.82% from 25.68%.

Three Months Ended June 30, 2003, and 2002, Compared

Summary

Net income for the three months ended June 30, 2003 increased $129,053, or 28.05%, due to a decrease in loan loss provision and an increase in noninterest income.

Net Interest Income

Total interest income decreased $170,212, or 4.83%, in the second quarter of 2003. Average interest-earning assets were $225,172,019 for the second three months of 2003, as compared to $201,939,7886 for the same period in 2002, an increase of $23,232,231, or 11.50%. A substantial portion of the increase is due to the increase in deposits by one existing Bank customer. The average rate earned in 2003 was 5.98% as compared to 6.98% in 2002, reflecting the continual impact of the decrease in rates by the Federal Reserve Board during 2002 and 2003.

Total interest expense decreased by $139,825, or 12.59% in the second quarter of 2003, when compared to the same period in 2002. Average interest bearing liabilities increased to $171,889,878 in 2003 from $163,089,951 in 2002, an increase of $8,779,927, or 5.40%. The average rate paid fell to 2.15% in 2003 as compared to 2.73% in 2002.

The net interest margin decreased to 4.35% for the second quarter of 2003, as compared to 4.73% for the same period in 2002.

Provision for Loan Losses

The provision for loan losses decreased to $162,704 for the second quarter of 2003 as compared to $186,000 for the same period in 2002. That reflected a determination of improvement in credit quality in the loan portfolio. See further discussion under Allowance for Loan Losses below.

Noninterest Income

Service charges on deposits increased $130,802, or 26.60%, for the second quarter of 2003. This increase is primarily due to an increase in insufficient fund charges on checks. Total noninterest income increased $105,137 or 16.31% for the second quarter of 2003. Gains on sale of investments increased to, $151,892 in 2003, as compared to $48,522 in 2002 in the second quarter. Management elected to capture gains on interest bearing securities given its assessment of a high probability that the securities would be called at par in future periods. Commissions on credit life insurance increased $5,445 in 2003, or 28.13% for the second quarter of 2003. Other income increased during the second quarter of 2003 by $31,110 or 23.36%.

Noninterest Expense

Total noninterest expense increased $3,348, or .15%, during the second quarter of 2003 compared to the same quarter of 2002. Salaries and benefits increased $103,095, or 8.51%, in the second quarter 2003. This increase is primarily due to the annual salary increases in March and the additional hiring of new senior officers of the Bank. Occupancy expense increased $5,114, or 1.91%, in the second quarter of 2003. Other expenses decreased $104,861 during the second quarter of 2003. This decrease is partly due to a reduction in marketing expenses of $21,266. The Bank also had approximately $30,000 in bad check charges in 2002 and higher professional fees and regulatory charges in the 2002 period.

Income Taxes

Earnings before taxes for the second quarter of 2003 was $826,342 as compared to $628,274 in the 2002 quarter an increase $198,068, or 31.53%, compared to the same period in 2002. Income tax expense for the second quarter increased $69,015 to $237,263 or by 41.02%, when compared to $168,248 for the same period in 2002. The effective tax rate increased to 28.71% from 26.78%.

Financial Condition and Liquidity

Total assets on June 30, 2003, increased $18,122,661, or 7.78% from December 31, 2002. Average total assets for the first six months of 2003 were $241,787,267. The loan (net of allowance) to deposit ratio on June 30, 2003, was 85.97% as compared to 87.81% on December 31, 2002.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of June 30, 2003 increased to $15,180,203, or by 100.00%, over December 31, 2002. This increase is attributed to the increase in deposits and the increased cash flows from the sale, maturities and prepayments in the investment portfolio.

Loans

Net loans increased by $4,544,501 or 2.83% at June 30, 2003, from December 31, 2002. Agricultural lending attributed to the majority of this loan growth.

Allowance for Loan Losses

The allowance for possible loan losses represents 1.37% of gross loans at June 30, 2003, as compared to 1.30% at year-end 2002. This increase was due primarily to the growth in the agricultural portion of the portfolio.

Loans on which the accrual of interest had been discontinued has increased to $2,299,823 at June 30, 2003, as compared to $1,166,919 at December 31, 2002.
This increase is due primarily to several unrelated commercial and some residential property loans becoming past due by more than ninety days.

Net charged-off loans for the first six months of 2003 were $169,000, as compared to $415,621 for the same period in 2002, reflecting a number of loans that were charged off in the second quarter of 2002.

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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned loan classifications as follows: substandard (15%), doubtful (50%), loss (100%) and specific reserves based on identifiable losses. Any loan-categorized loss is charged off in the period in which the loan is so categorized.

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, non-accrual and delinquent loans and the general economic environment in the Corporation's markets. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

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

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at June 30, 2003 and December 31, 2002. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and, while current, are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers severe financial difficulties.


                                                                                   June 30        December 31
            Description                                                               2003               2002
                                                                                ----------         ----------
                                                                                        (Dollars in Thousands)
(A)          Loans accounted for on
             a nonaccrual basis                                                 $    2,300         $    1,167

(B)          Loans which are contractually
             past due ninety days or more
             as to interest or principal
             payments (excluding balances
             included in (A) above)                                                      7                 10

(C)          Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a
             deterioration in the financial position of the borrower                   440                968

(D)          Other non-performing assets                                              1270                350

The majority of the increase in other non-performing assets was due to the foreclosure on several parcels of real estate totaling $920,000.

Investment Securities

Total investments available for sale have decreased $2,621,132 at June 30, 2003 as compared to December 31, 2002 due to securities being called due to high prepayment of loans underlying mortgage backed securities.

Premises and Equipment

Premises and equipment increased $793,874 during the first two quarters of 2003, primarily due to the remodeling of the Foley branch and the start of the construction of a new branch in Bay Minette.

Deposits

Total deposits increased $9,193,466, or 5.04%, at June 30, 2003 from December 31, 2002. Noninterest bearing deposits increased $5,188,513 at June 30, 2003. Interest bearing deposits decreased $4,004,953 at June 30, 2003. Management believes that the increase has been due to the poor performance of the equity market, which has caused Bank customers to deposit greater amounts into the Bank.

Liquidity

One of the Bank's goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank's traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank's liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank's traditional sources of liquidity be constrained, forcing the Bank to purse avenues of funding not typically used, the Bank's net interest margin could be impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. See Item 3 below. The Corporation's liquidity at June 30, 2003 is considered adequate by management.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 2003, was $24,545,977, an increase of $1,092,673, or 4.66% over December 31,
2002. This increase is primarily due to current period earnings, together with the unrealized gains on securities held for sale, and the sale of stock upon the exercise of options, less dividends.

Primary capital to total assets at June 30, 2003, was 9.78%, as compared to 9.93% at year-end 2002. Total capital and allowances for loan losses to total assets at June 30, 2003, was 10.70%, as compared to 10.98% at December 31, 2002. The Corporation's risk based capital was $29,868,000, or 15.92%, at June 30, 2003, as compared to $28,897,000, or 16.16%, at year-end 2002 compared to the minimum requirement of 8.00%. Based on management's projections, internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Bank to further access external funding sources. There can be no assurance that such funding source will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of June 30, 2003. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.


                                    CHANGE IN         CHANGE IN
CHANGE IN              MARKET         MARKET            MARKET
INTEREST RATES         VALUE          VALUE             VALUE
(BASIS POINTS)         EQUITY         EQUITY           EQUITY(%)
--------------         ------       --------          ----------
      300              42,938         8,528               25
      200              41,023         6,613               19
      100              38,200         3,790               11
        0              34,410             0                0
     (100)             30,492        (3,918)             (11)
     (200)             27,042        (7,368)             (21)
     (300)             24,258       (10,152)             (30)

The preceding table indicates that at June 30, 2003, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease. The recent growth in variable rate loans has caused the Corporation to become more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested.

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

Item 4. Controls and Procedures

Based on evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the quarter covered by this report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation's disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

                          PART II -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

    (a) A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 7, 2003 was reported under Item 4 of the Corporation's Form 10-Q for the quarter ended March 31, 2003, and is incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2   Certification of principal accounting officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

         32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 14, 2003                 /s/ Robert R Jones, III
                                          Robert R Jones, III

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  31.1            Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

  31.2            Certification of principal accounting officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.