Form 10-Q
period 2003-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2003-11-14
CIK 704561

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended      September 30, 2003
                                ----------------------

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



                                 (251) 368-2525
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes      No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2003.

            Class A Common Stock .................   1,086,898 Shares
            Class B Common Stock .................         -0- Shares

                     UNITED BANCORPORATION OF ALABAMA, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2003


                                      INDEX


PART I - FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                  3

         Condensed Consolidated Statements of Earnings                                          4

         Condensed Consolidated Statements of Cash Flows                                        5

         Notes to Condensed Consolidated Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            17

Item 4.  Controls and Procedures                                                               18

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                                       20

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



Item 1.


                                                                                    September 30,    December 31,
                                                                                        2003             2002
                                                                                   --------------   --------------
Assets
Cash and due from banks                                                            $    7,757,689   $    9,087,315
Federal funds sold                                                                     12,932,305                0
                                                                                   --------------   --------------
         Cash and cash equivalents                                                     20,689,994        9,087,315

Securities available for sale (amortized cost of $45,273,735                           46,085,138       50,742,915
    and $49,414,161 respectively)
Loans                                                                                 171,002,977      162,436,178
Less:  Allowance for losses                                                             2,404,684        2,116,811
                                                                                   --------------   --------------
         Net loans                                                                    168,598,293      160,319,367

Premises and equipment, net                                                             7,266,074        6,311,051
Interest receivable and other assets                                                    9,160,034        6,361,781
                                                                                   --------------   --------------
         Total assets                                                              $  251,799,533   $  232,822,429
                                                                                   ==============   ==============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                             $   41,651,274   $   35,939,396
  Interest bearing                                                                    153,064,719      146,625,919
                                                                                   --------------   --------------
         Total deposits                                                               194,715,993      182,565,315

Securities sold under agreements to repurchase                                         16,251,139        8,140,506
Guaranteed preferred beneficial interest in junior subordinate debt securities
 net of debt issuance cost of  $143,985 and $151,563 respectively                       3,980,015        3,972,437
Other borrowed funds                                                                   11,129,390       13,116,106
Accrued expenses and other liabilities                                                  1,261,046        1,574,761
                                                                                   --------------   --------------
         Total liabilities                                                            227,337,584      209,369,125

Stockholders' equity:
  Class A common stock.  Authorized 5,000,000
  shares of $.01 par value; 1,161,481
  shares issued and outstanding                                                            11,615           11,615
  Class B common stock of $.01 par value
  Authorized 250,000 shares;
  -0- shares issued and outstanding                                                             0                0
  Preferred stock of $.01 par value. Authorized
  250,000 shares; -0- shares issued
  and outstanding                                                                               0                0
Additional paid in capital                                                              5,091,979        5,092,727
Accumulated other comprehensive
  income, net of tax:                                                                     486,842          797,255
Retained earnings                                                                      19,713,167       18,398,823
                                                                                   --------------   --------------
                                                                                       25,303,603       24,300,420
Less 74,583 and 74,759 treasury shares, at cost, respectively                             841,654          847,116
                                                                                   --------------   --------------
         Total stockholders' equity                                                    24,461,949       23,453,304
                                                                                   --------------   --------------
         Total liabilities and stockholders' equity                                $  251,799,533   $  232,822,429
                                                                                   ==============   ==============


See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY
                             CONDENSED CONSOLIDATED
                 STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)




                                                                            Three Months Ended            Nine Months Ended
                                                                                September                     September
                                                                           2003            2002           2003            2002
Interest income:
  Interest and fees on loans                                           $  2,831,461    $  2,866,015   $  8,419,148    $  8,685,400
  Interest on investment securities Available for Sale:
    Taxable                                                                 195,871         344,487        768,308       1,060,603
    Nontaxable                                                              241,953         227,019        709,104         684,774
                                                                       ------------    ------------   ------------    ------------
   Total investment income                                                  437,824         571,506      1,477,412       1,745,377
  Other interest income                                                      29,074          25,595         79,948         110,727
                                                                       ------------    ------------   ------------    ------------
      Total interest income                                               3,298,359       3,463,116      9,976,508      10,541,504

Interest expense:
  Interest on deposits                                                      730,805         962,295      2,395,707       3,124,001
  Interest on other borrowed funds                                          143,693         158,576        449,405         383,450
                                                                       ------------    ------------   ------------    ------------
      Total interest expense                                                874,498       1,120,871      2,845,112       3,507,451

      Net interest income                                                 2,423,861       2,342,245      7,131,396       7,034,053

Provision for loan losses                                                   186,000         186,000        534,704         558,000
                                                                       ------------    ------------   ------------    ------------

      Net interest income after
        provision for loan losses                                         2,237,861       2,156,245      6,596,692       6,476,053

Noninterest income:
  Service charge on deposits                                                550,920         524,349      1,544,586       1,393,771
  Commissions on credit life                                                 14,031           9,338         47,606          40,561
  Investment securities gains, net                                           71,464          18,754        363,672          67,276
  Other                                                                     178,965         156,864        606,908         426,765
                                                                       ------------    ------------   ------------    ------------
      Total noninterest income                                              815,380         709,305      2,562,772       1,928,373

Noninterest expense:
  Salaries and benefits                                                   1,343,601       1,202,622      3,961,687       3,507,399
  Net occupancy expense                                                     424,736         467,223      1,240,354       1,306,617
  Other                                                                     574,816         564,560      1,782,497       1,807,050
                                                                       ------------    ------------   ------------    ------------
      Total non-interest expense                                          2,343,153       2,234,405      6,984,538       6,621,066

      Earnings before income tax expense                                    710,088         631,145      2,174,926       1,783,360
Income tax expense                                                          182,995         164,919        590,468         460,784
                                                                       ------------    ------------   ------------    ------------
      Net earnings                                                     $    527,093    $    466,226   $  1,584,458    $  1,322,576
                                                                       ============    ============   ============    ============

Basic earnings per share                                               $       0.48    $       0.43   $       1.46    $       1.21
Diluted earnings per share                                             $       0.48    $       0.42   $       1.45    $       1.20
Basic weighted average shares outstanding                                 1,086,898       1,086,735      1,086,865       1,094,496
                                                                       ============    ============   ============    ============
Diluted weighted average shares outstanding                               1,094,056       1,100,189      1,094,539       1,100,189
                                                                       ============    ============   ============    ============

Statement of Comprehensive Income

Net earnings                                                           $    527,093    $    466,226   $  1,584,458    $  1,322,576

Other Comprehensive Income, net of tax:
     Unrealized Holding (losses) gains  arising during the period          (611,123)        468,104       (310,411)        849,258
     Less:  Reclassification adjustment for gains
                 included in net income                                      42,878          11,252        218,203          40,366
                                                                       ------------    ------------   ------------    ------------
Comprehensive(loss) income                                             $   (126,909)   $    923,077   $  1,055,844    $  2,131,469
                                                                       ============    ============   ============    ============
See notes to condensed consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)


                                                                                     2003               2002
                                                                                 --------------    --------------
Operating Activities
 Net Income                                                                      $    1,584,458         1,322,576
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
   Provision for Loan Losses                                                            534,704           558,000
   Depreciation on Premises and Equipment                                               561,884           657,895
   (Accretion) Amortization of Investment Securities Available for Sale                 203,880            (9,121)
   Gain on Sale of Investment Securities Available for Sale                            (363,672)          (67,276)
   (Gain) Loss on Sale of Other Real Estate                                                  --            (1,000)
   Gain on Disposal of Premises and Equipment                                           (13,400)               --
   Writedown of Other Real Estate                                                            --            32,710
   (Increase) Decrease in Interest Receivable
    and Other Assets                                                                 (2,798,253)          152,963
   Increase (Decrease) in Deferred Income Taxes                                              --                --
   Decrease in Accrued Expenses
    and Other Liabilities                                                               (97,585)       (1,809,639)
                                                                                 --------------    --------------
 Net Cash (used) Provided  by Operating Activities                                     (387,985)          837,108
Investing Activities
  Proceeds From Interest-bearing Deposits in                                                                   --
  Proceeds From Sales of Investment Securities Available for Sale                     8,913,246         1,111,278
  Proceeds From Maturities of Investment Securities Available for Sale               14,543,007         8,527,497
  Purchases of Investment Securities Available for Sale                             (19,156,035)      (19,410,948)
  Net Increase in Loans                                                              (8,813,630)      (11,712,149)
  Purchases of Premises and Equipment                                                (1,516,907)         (682,390)
  Proceeds From Sales of Premises and Equipment                                          13,400                --
  Purchases of Other Real Estate                                                             --          (515,283)
  Proceeds From Sales of Other Real Estate                                                   --            22,000
                                                                                 --------------    --------------
 Net Cash Provided (Used) by Investing Activities                                    (6,016,919)      (22,659,996)
Financing Activities
  Net Increase (Decrease)  in Deposits                                               12,150,678        (1,446,285)
 Net Increase (Decrease)  in securities sold under
  agreement to repurchase                                                             8,110,633          (735,434)
  Exercise of stock options                                                                  --            32,000
  Proceeds from sale of common stock                                                         --                --
  Proceeds from sale of treasury stock                                                    4,712             6,963
  Cash Dividends                                                                       (271,725)         (271,684)
  Purchase of Treasury Stock                                                                 --          (397,327)
 (Decrease) Increase in Other Borrowed Funds                                         (1,986,716)       14,308,181
                                                                                 --------------    --------------
 Net Cash Provided  by Financing Activities                                          18,007,582        11,496,414
                                                                                 --------------    --------------
Increase (Decrease)  in Cash and Cash Equivalents                                    11,602,679       (10,326,474)
Cash and Cash Equivalents at Beginning of Period                                      9,087,315        19,348,812
                                                                                 --------------    --------------
Cash and Cash Equivalents at End of Period                                       $   20,689,994    $    9,022,338
                                                                                 ==============    ==============
Supplemental disclosures
 Cash paid during the year for:
     Interest                                                                    $    3,001,483    $    4,065,372
                                                                                 ==============    ==============
     Income Taxes                                                                $      563,000    $      322,000
     Non Cash Investing Activities
                                                                                 ==============    ==============
Transfer of loans to other real estate through foreclosure                       $      920,000
                                                                                 ==============



See notes to consolidated financial statements

                     UNITED BANCORPORATION OF ALABAMA, INC.
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

NOTE 1  - General
This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the "Corporation" or the "Company") and its wholly-owned subsidiary United Bank (the "Bank"). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.


NOTE 2 - Net Income per Share

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 2003 and 2002. Common stock outstanding consists of issued shares less treasury stock. Diluted net income per share for the three- and nine-month periods ended September 30, 2003 and 2002 were computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Corporation's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:


                                                          Three                         Nine
                                                          Months                       Months
                                                          Ended                        Ended
                                                       September 30                 September 30
                                                   2003          2002            2003           2002
Diluted earnings per share:                    $       0.48           0.42           1.45           1.20

Weighted average common shares
   outstanding                                    1,086,898      1,086,735      1,086,865      1,094,496

Effect of the assumed exercise of
   stock options based on the
   treasury stock method using
   average market price*                              7,158         13,454          7,674          5,693
                                               ------------   ------------   ------------   ------------

Total weighted average common
   shares and potential common stock
   outstanding                                    1,094,056      1,100,189      1,094,539      1,100,189
                                               ============   ============   ============   ============

*11,632 and 2,448 shares subject to outstanding options were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price or the options were not vested for the three and nine months ended September 30, 2003 and 2002, respectively.

NOTE 3 - Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30 ($ in thousands):

                                            2003         2002
                                         ----------   ----------
Balance at beginning of year             $    2,117   $    1,993
Provision charged to expense                    535          558
Loans charged off                               308          614
Recoveries                                       61           38
                                         ----------   ----------
Balance at end of period                 $    2,405   $    1,975
                                         ==========   ==========

At September 30, 2003 and 2002, the amounts of nonaccrual loans were $2,282,484 and $1,144,682, respectively.

NOTE 4 - Operating Segments

Statement of Financial Accounting Standard 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Corporation operates in only one segment - commercial banking.


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

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods ending after December 15, 2003.
The adoption of the disclosure requirements of this Interpretation did not have a material impact on the consolidated financial statements.

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" in May 2003. This Statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. Management does not expect SFAS No. 150 to have a material impact on the financial condition or results of operations of the Corporation.

NOTE 6- STOCK BASED COMPENSATION

The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

SFAS No. 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming a hypothetical fair value method application.

Had compensation expense for the Corporation's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Corporation's net earnings and earnings per share for the three and nine months ended September 30, 2003 and 2002, would have been impacted as shown in the following table:

                                                                    Three
                                                                    Months                           Nine Months
                                                                     Ended                              Ended
                                                                  September 30                       September 30
                                                             2003             2002             2003              2002
                                                         -----------       -----------     -----------       -----------
Reported Earnings                                        $   527,093           466,226         1,584,458         1,322,576
Deduct Compensation Expense determined
  under fair value based methods, net                          6,572             7,908            19,715            23,725
Pro forma net earnings                                       520,521           458,318         1,564,743         1,298,851
Reported basic earnings per share                               0.48              0.43              1.46              1.21
Pro forma basic net earnings per share                          0.48              0.42              1.44              1.19
Reported diluted earnings per share                             0.48              0.42              1.45              1.20
Pro forma diluted earnings per share                            0.48              0.42              1.43              1.18

NOTE 7 - SUBSEQUENT EVENT

During the month of October 2003 the Federal Deposit Insurance Corporation
(FDIC) conducted a routine examination of the safety and soundness of the Bank as of September 22, 2003. Loans in the amount of $375,000 which were previously classified and provided for in the loan loss reserve were charged off. Management believes the portfolio was adequately reserved for as of September 30, 2003. For additional information on the loan loss reserve see Allowance for Loan Losses under Item 2 below.

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

The allowance for loan losses is a significant estimate and is regularly evaluated by management and reviewed by the Board of Directors for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower's ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for credit losses is established through the provision for loan losses, which is a charge against earnings.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation"), and its principal subsidiary for the three and nine months ended September 30, 2003, and 2002. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Nine Months ended September 30, 2003 and 2002, Compared

Summary

Net income for the nine months ended September 30, 2003 increased by $261,882, or 19.80%, as compared to the same period in 2002, as a result of increases in net interest margin and in noninterest income net of noninterest expense.

Net Interest Income

Total interest income decreased $564,995, or 5.36%, in 2003. Average interest-earning assets were $224,028,370 for the first nine months of 2003, as compared to $203,295,090 for the same period in 2002, an increase of $20,733,280, or 10.20%. A substantial portion of the increase is due to an increase in deposits by one existing Bank customer. These deposits were invested in earning assets. The average rate earned in 2003 was 5.47% as compared to 6.91% in 2002, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during 2002 and 2003.

Total interest expense decreased by $662,339, or 18.88%, in 2003, when compared to the same period in 2002. Average interest bearing liabilities increased to $173,448,799 in 2003 from $164,308,901 in 2002, an increase of $9,139,898, or
5.56%. The average rate paid fell to 1.71% in 2003 as compared to 2.81% in 2002.

This decrease in interest expense can be attributed primarily to higher interest rates paid in 2002 on slower repricing deposits, compared to lower rates paid on deposits which have repriced in 2003 at the current lower interest rates.

Net interest margin decreased to 4.56% for the first nine months of 2003 as compared to 4.64% for the same period in 2002. This decrease is the result of the loan portfolio repricing faster than the liabilities funding the portfolio.

Noninterest Income

Service charges on deposits increased $150,815, or 10.82%, for the first nine months of 2003. This increase is primarily due to an increase in insufficient fund charges on checks. Total noninterest income increased $634,399 or 32.90% for the first nine months of 2003. Gains on sale of investments increased to $363,672 in 2003, as compared to $67,276 in 2002. Management elected to capture the gains on securities given management's assessment of a high probability that these interest bearing securities would be called at par in future periods. Commissions on credit life insurance increased $7,045 in 2003, or 17.37%. Other income increased during the first nine months of 2003 by $177,453 or 41.32%. This increase is primarily the result of fees collected on loans originated for third party mortgage companies.

Noninterest Expense

Total noninterest expense increased $363,472, or 5.49% during the first nine months of 2003. Salaries and benefits increased $454,288, or 12.95%, in the first nine months of 2003 primarily due to the addition of senior management personnel. Occupancy expense decreased $66,263 or 5.07%. Other expenses decreased $24,553, or 1.36%, during the first nine months of 2003. This decrease is due to reduced marketing expenses from the prior year and to the fact that the Corporation had higher levels of OREO write-downs in 2002 than in 2003.

Provision for Loan Losses

The provision for loan losses decreased to $534,704 for the first nine months of 2003 as compared to $558,000 for the same period in 2002. This decrease was based on a determination as of September 30, 2003 of the credit quality of the current loan portfolio. See further discussion under Allowance for Loan Losses below.

Income Taxes

Earnings before taxes for the first nine months of 2003 was $2,174,926 as compared to $1,783,360 for the first nine months of 2002, an increase of $391,566, or 21.96%. Income tax expense for the first nine months increased by $129,684, to $590,468 or by 28.14%, when compared to $460,784 the same period in 2002. The effective tax rate increased to 27.14% from 25.83%. This increase is due to a decrease in the percentage of tax exempt interest earned on tax exempt bonds as compared to income before taxes.

Three Months Ended September 30, 2003, and 2002, Compared

Summary

Net income for the three months ended September 30, 2003 increased $60,827, or 13.05%, due to an increase in net interest margin, and an increase in noninterest income net of noninterest expense.

Net Interest Income

Total interest income decreased $164,757, or 4.76%, in the third quarter of 2003. Average interest-earning assets were $230,360,799 for the three months ended September 2003, as compared to $206,640,185 for the same period in 2002, an increase of $23,720,614, or 11.48%. A substantial portion of the increase is due to an increase in deposits by one existing Bank customer. The average rate earned in 2003 was 5.46% as compared to 6.65% in 2002, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during 2002 and 2003.

Total interest expense decreased by $246,373, or 21.98%, in the third quarter of 2003, when compared to the same period in 2002. Average interest bearing liabilities increased to $179,444,909 in 2003 from $163,326,443 in 2002, an increase of $16,118,466, or 9.87%. The average rate paid fell to 1.82% in 2003 as compared to 2.72% in 2002.

The net interest margin decreased to 4.29% for the third quarter of 2003, as compared to 4.59% for the same period in 2002.

Provision for Loan Losses

The $186,000 provision for loan losses for the third quarter of 2003 was unchanged as compared to the same period in 2002. See further discussion under Allowance for Loan Losses below.

Noninterest Income

Service charges on deposits increased $26,571, or 5.07%, for the third quarter of 2003. This increase is primarily due to an increase in insufficient fund charges on checks. Total noninterest income increased $106,075 or 14.95% for the third quarter of 2003. Gains on sale of investments increased to $71,464 in 2003, as compared to $18,754 in 2002 in the third quarter. Management elected to capture the gains on interest bearing securities given the assessment of a high probability that the securities would be called at par in future periods. Commissions on credit life insurance increased $4,693 in 2003, or 50.26% for the third quarter of 2003. Other income increased during the third quarter of 2003 by $134,618 or 85.37%. This increase is due to increases in mortgage origination fees and financial services and insurance commissions.

Noninterest Expense

Total noninterest expense increased $108,748, or 4.87%, during the third quarter of 2003 compared to the same quarter of 2002. Salaries and benefits increased $140,979, or 11.72%, in the third quarter 2003. This increase is primarily due to the addition of senior management personnel and the additional hiring of employees in the Bank. Occupancy expense decreased $42,487, or 9.09%, in the third quarter of 2003. This decrease is due to less depreciation expense and a lower insurance cost on buildings. Other expenses increased $10,256 during the third quarter of 2003. This increase is due to higher accounting and legal fees.

Income Taxes

Earnings before taxes for the third quarter of 2003 was $710,088 as compared to $631,145 in the 2002 quarter, an increase $78,943, or 12.51%. Income tax expense for the third quarter increased $18,076 to $182,995, or by 10.96%, when compared to $164,919 for the same period in 2002. The effective tax rate decreased to 25.77% from 26.13%.

Financial Condition and Liquidity

Total assets on September 30, 2003, increased $18,977,104, or 8.15% from December 31, 2002. Average total assets for the first nine months of 2003 were $241,787,267. The loan (net of allowance) to deposit ratio on September 30, 2003, was 86.59% as compared to 87.81% on December 31, 2002.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of September 30, 2003 increased to $12,932,305 by December 31, 2002. This increase is attributable to the increase in deposits and the increased cash flows from sales, maturities and prepayments in the investment portfolio.

Loans

Net loans increased by $8,278,926 or 5.16% at September 30, 2003, from December 31, 2002. Agricultural lending attributed to the majority of this loan growth.

Allowance for Loan Losses

The allowance for possible loan losses represents 1.41% of gross loans at September 30, 2003, as compared to 1.30% at year-end 2002. This increase was due primarily to the growth in the agricultural portion of the portfolio.

Loans on which the accrual of interest had been discontinued has increased to $2,282,484 at September 30, 2003, as compared to $1,166,919 at December 31, 2002. This increase is due primarily to loans secured by several commercial and residential properties and forestry equipment becoming past due by more than ninety days.

Net charged-off loans for the first nine months of 2003 were $249,000, as compared to $415,621 for the same period in 2002, reflecting a number of loans that were charged off in the third quarter of 2002.

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

During the month of October 2003 the Federal Deposit Insurance Corporation
(FDIC) conducted a routine examination of the safety and soundness of the Bank as of September 22, 2003. As a result of this examination the Corporation will charge off $375,000 of previously classified loans. Management believes the portfolio was adequately reserved for as of September 30, 2003.

Non-performing Assets

The following table sets forth the Corporation's non-performing assets at September 30, 2003 and December 31, 2002. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due.

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

                                                                             September 30         December 31
          Description                                                                2003                2002
                                                                           --------------      --------------
                                                                                       (Dollars in Thousands)
(A)       Loans accounted for on
          a nonaccrual basis                                                    $   2,282         $   1,167

(B)       Loans which are contractually
          past due ninety days or more
          as to interest or principal
          payments (excluding balances
          included in (A) above).                                                       8                10

(C)       Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial
          position of the borrower.                                                   218               968

(D)       Other non-performing assets                                               1,213               350

The increase in nonaccrual loans is primarily due to loans secured by several commercial and residential properties and forestry equipment becoming past due by more than ninety days. Management believes there may be some irregularities, with respect to certain of these loans, aggregating over $500,000, but the Bank believes it has adequate collateral or other recourse for all of these.

The majority of the increase in other non-performing assets was due to the foreclosure and disposal of several parcels of real estate totaling $863,000.

Investment Securities

Total investments available for sale have decreased $4,657,777 at September 30, 2003 as compared to December 31, 2002 due to securities being called due to high prepayment of loans underlying mortgage backed securities. The Corporation has also sold mortgage backed securities that had become less cost efficient to hold, and several municipal bonds for which maturities had shortened and which were subject to being called.

Premises and Equipment

Premises and equipment increased $955,023 during the first three quarters of 2003, primarily due to the remodeling of the Foley branch and the start of the construction of a new branch in Bay Minette. The Corporation expects premises and equipment expenditures to continue to increase as the Bank continues to expand in new markets.

Deposits

Total deposits increased $12,150,678, or 6.66%, at September 30, 2003 from December 31, 2002. Noninterest bearing deposits increased $5,711,878 at September 30, 2003. Interest bearing deposits increased $6,438,800 at September 30, 2003. Management believes that the increase has been due to the relatively poor performance of the equity market for most of this year which has led to Bank customers depositing greater amounts into the Bank.

Liquidity

One of the Bank's goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank's traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank's liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank's traditional sources of liquidity be constrained, forcing the Bank to purse avenues of funding not typically used, the Bank's net interest margin could be impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation's liquidity at September 30, 2003 is considered adequate by management. See Item 3 below.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 2003, was $24,461,949, an increase of $1,088,645, or 4.64% over December 31,
2002. This increase is primarily due to current period earnings, together with the unrealized losses on securities available for sale, and the sale of stock upon the exercise of options, less dividends.

Primary capital to total assets at September 30, 2003, was 9.71%, as compared to 10.07% at year-end 2002. Total capital and allowances for loan losses to total assets at September 30, 2003, was 10.67%, as compared to 10.98% at December 31, 2002. The Corporation's risk based capital was $30,503,000, or 15.67%, at September 30, 2003, as compared to $28,897,000, or 16.16%, at year-end 2002 compared to the minimum requirement of 8.00%. Based on management's projection, internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Bank to further access external funding sources. There can be no assurance that such funding source will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels as of September 30, 2003. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

                                        CHANGE IN     CHANGE IN
CHANGE IN                 MARKET          MARKET       MARKET
INTEREST RATES            VALUE           VALUE        VALUE
(BASIS POINTS)            EQUITY          EQUITY      EQUITY (%)
--------------            ------        ---------     ----------
    300                   46,041           8,495         23
    200                   43,754           6,208         17
    100                   40,982           3,436          9
      0                   37,546               0          0
   (100)                  33,678          (3,868)       (10)
   (200)                  29,773          (7,773)       (21)
   (300)                  26,380         (11,166)       (30)

The preceding table indicates that at September 30, 2003, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease. The recent growth in variable rate loans has caused the Corporation to become more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested.

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

Item 4. Controls and Procedures

Based on evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-4(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation's disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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


Item 6. Exhibits and Reports on Form 8-K.

       (a)    Exhibits.

              31.1   Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              31.2   Certification of principal accounting officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANCORPORATION OF ALABAMA, INC.

Date: November 14, 2003                      /s/ Robert R. Jones, III
                                                 Robert R. Jones, III

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

31.2              Certification of principal accounting officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002