Form 10-K
period 2003-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2004-03-30
CIK 704561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File No. 2-78572
December 31, 2003

UNITED BANCORPORATION OF ALABAMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0833573
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

P.O. Drawer 8, Atmore, Alabama 36504

(Address of principal executive offices)

Registrant’s telephone number, including area code: (251) 368-2525

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
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 22, 2004 was $30,522,776 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination. Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 20,2004
Class A	$.01	1,107,383	Shares*
Class B	$.01	0	Shares

*	Excludes 74,498 shares held as treasury stock.

PART I

ITEM 1. BUSINESS

United Bancorporation of Alabama, Inc. (the “Corporation” or the “Company”) is a one-bank financial holding company, with headquarters in Atmore, Alabama. The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama (“Atmore”) and Peoples Bank, Frisco City, Alabama (“Peoples”). Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City (“Frisco City”), also a wholly-owned subsidiary of the Corporation, later in 1982. Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply “United Bank.”

The Corporation and its subsidiary, United Bank (herein “United Bank” or the “Bank”), operate primarily in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from eleven full service banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette(2), Silverhill, and Magnolia Springs Alabama, a drive up facility in Atmore, and a loan production office in Jay, Florida.

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa, multi-purpose, nationally recognized credit card service, and trust services through Morgan Keegan Trust of Memphis, Tennessee. The Bank also offers internet banking, bill pay and online brokerage services at its web site, www.ubankal.com. The Bank also owns an insurance agency, United Insurance Services Inc., which opened and began business in the last half of 2001.

Competition – The commercial banking business is highly competitive and United Bank competes actively with state and national banks, savings and loan associations, insurance companies, brokerage houses, and credit unions in its market areas for deposits and loans. In addition, United Bank competes with other financial institutions, including personal loan companies, leasing companies, finance companies and certain governmental agencies, all of which engage in marketing various types of loans and other services. The regulatory environment affects competition in the bank business as well.

Employees – The Corporation and its subsidiary had approximately 129 full-time equivalent employees at December 31, 2003. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

Supervision, Regulation and Government Policy – Bank holding companies, banks and many of their nonbank affiliates are extensively regulated under both federal and state law. The following brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation’s business. Any change in applicable law or regulations could have a material effect on the business of the Corporation and its subsidiary. Supervision, regulation and examination of banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Corporation common stock.

     The Corporation is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, the Corporation is subject to the supervision, examination, and reporting requirements in the BHC Act and the regulations of the Federal Reserve. The Corporation is a “Financial Holding Company” (FHC). See discussion of the Gramm-Leach-Bliley Financial Services Modernization Act below.

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

     With the prior approval of the Superintendent of the Alabama State Department of Banking (“Superintendent”) and their primary federal regulators, state banks are entitled to expand by branching.

     The Corporation is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Corporation. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to the Bank as prevailing at the time for transactions with unaffiliated companies. Also, as a subsidiary of a bank holding company, the Bank is generally prohibited from conditioning the extension of credit or other services, or conditioning the lease or sale of property, on the customer’s agreement to obtain or furnish some additional credit, property or service from or to such subsidiary or an affiliate.

     The Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking (the “Department”), and as a member of the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), is also subject to FDIC regulation and examination. The Bank is not a member of the Federal Reserve System. Areas subject to federal and state regulation include dividend payments, reserves, investments, loans, interest rates, mergers and acquisitions, issuance of securities, borrowings, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws, and regulators have the right to prevent the development or continuance of unsafe or unsound banking practices regardless of whether the practice is specifically proscribed or otherwise violates law.

     Dividends from United Bank constitute the major source of funds for the Corporation. United Bank is subject to state law restrictions on its ability to pay dividends, primarily that the prior written approval of the Superintendent is required if the total of all dividends declared in any calendar year exceeds the total of United Bank’s net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. United Bank is subject to restrictions under Alabama law which also prohibits any dividends from being made from surplus without the Superintendent’s prior written approval and the general restriction that dividends in excess of 90% of United Bank’s net earnings (as defined by statute), may not be declared or paid unless United Bank’s surplus is at least equal to 20% of its capital. United Bank’s surplus is significantly in excess of 20% of its capital. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice. Federal law provides that no dividends may be paid which would render the Bank undercapitalized. United Bank’s ability to make funds available to the Corporation also is subject to restrictions imposed by federal law on the ability of a bank to extend credit to its parent company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on behalf thereof or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower.

The Bank is also subject to the requirements of the Community Reinvestment Act of 1977 (“CRA”). The CRA and the regulations implementing the CRA are intended to encourage regulated financial institutions to help meet the credit needs of their local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of financial institutions. The regulatory agency’s assessment of the Bank’s CRA record is made available to the public.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) recapitalized the BIF and included numerous revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: “well capitalized”, “adequately capitalized”,“undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2003, the Bank was “well capitalized” and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

Banking is a business that primarily depends on interest rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and other borrowings and the interest rate received by the bank on its loans and securities holdings constitutes the major portion of the bank’s earnings. As a result, the earnings and business of the Corporation are and will be affected by economic conditions generally, both domestic and foreign, and also by the policies of various regulatory authorities having jurisdiction over the Corporation and the Bank, especially the Federal Reserve. The Federal Reserve, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans and other extensions of credit and deposits and the interest rates paid on liabilities and received on assets.

The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the “GLB Act”) on November 12, 1999 represented an important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is now common. The GLB Act includes significant provisions regarding the privacy of financial information. These new financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among its provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program, (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The USA Patriot Act has not had a significant impact on the financial condition or results of operations of the Corporation.

     In July 2002 the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted. The SOA establishes many new operational and disclosure requirements, with the stated goals of, among other things, increasing corporate responsibility and protecting investors by improving corporate disclosures. The SOA applies generally to companies that file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). As an Exchange Act reporting company, the Corporation is subject to some SOA provisions. Other SOA requirements apply only to companies which, unlike the Corporation, have stock traded on a national stock exchange or the NASDAQ. Although rules implementing the SOA have been implemented, all of the effects of the SOA requirements on the Corporation remain to be determined. It is likely, however, that the Company’s costs will substantially increase, at least in the short term, as a result of SOA implementation, and the Company is continuing to assess the financial and other effects of the SOA on its operations.

Selected Statistical Information – The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2003, 2002 and 2001. Averages referred to in the following statistical information are generally average daily balances.

AVERAGE CONSOLIDATED BALANCE SHEETS

December 31,
2003, 2002 and 2001

(Dollars In Thousands)

	2003	2002	2001
Assets
Cash and due from banks	8,054	5,520	7,916
Interest – bearing deposits with other financial institutions	8,055	1,486	3,867
Federal funds sold and repurchase agreements	3,612	2,772	2,122
Taxable securities available for sale	27,766	29,024	30,072
Tax-exempt securities available for sale	20,695	19,110	19,233
Loans, net	163,897	152,869	146,868
Premises and equipment, net	7,330	5,913	4,626
Interest receivable and other assets	6,960	7,826	4,071

Total Assets	246,369	224,520	218,775

Liabilities and Stockholders’ Equity
Demand deposits-noninterest-bearing	40,662	33,449	30,425
Demand deposits-interest bearing	31,239	28,147	29,069
Savings deposits	17,672	16,638	14,917
Time deposits	101,986	101,444	102,003
Other borrowed funds	15,094	10,269	8,403
Repurchase agreements	13,815	10,734	11,628
Accrued expenses and other liabilities	1,510	1,137	1,959

Total liabilities	221,978	201,818	198,404
Stockholders’ Equity
Common stock	12	12	12
Additional Paid in Capital	5,255	5,059	5,008
Retained earnings	19,241	17,759	15,409
Accumulated other comprehensive income net of deferred taxes	725	521	396
Less: shares held in treasury, at cost	(842)	(649)	(454)
Total stockholders’ equity	24,391	22,702	20,371

Total liabilities and stockholders’ equity	246,369	224,520	218,775

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation’s interest-earning assets and interest-bearing liabilities.

	(Dollars in Thousands)
		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2003
Loans, net (1)	163,897	11,277	6.88%
Taxable securities available for sale	27,766	1,003	3.61%
Tax exempt sec available for sale (2)	20,695	1,423	6.88%
Federal funds sold and repurchase agreements	3,612	36	1.00%
Interest-bearing deposits with other financial institutions	8,055	87	1.08%

Total interest-earning assets	224,025	13,826	6.17%

Saving deposits and demand deposits interest-bearing	48,911	516	1.05%
Time deposits	101,986	2,538	2.49%
Repurchase agreements	13,815	25	0.18%
Other borrowed funds	15,094	571	3.78%

Total interest-bearing liabilities	179,806	3,650	2.03%

Net interest income/net yield on interest earning assets		10,176	4.54%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2002
Loans, net (1)	152,869	11,597	7.59%
Taxable securities available for sale	29,024	1,417	4.88%
Tax exempt sec available for sale (2)	19,110	1,535	8.03%
Federal funds sold and repurchase agreements	2,772	47	1.70%
Interest-bearing deposits with other financial institutions	1,486	35	2.36%

Total interest-earning assets	205,261	14,631	7.13%

Saving deposits and demand deposits interest-bearing	44,785	562	1.25%
Time deposits	101,444	3,445	3.40%
Repurchase agreements	10,734	83	0.77%
Other borrowed funds	10,269	484	4.71%

Total interest-bearing liabilities	167,232	4,574	2.74%

Net interest income/net yield on interest earning assets		10,057	4.90%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2001
Loans, net (1)	146,868	13,030	8.87%
Taxable securities available for sale	30,072	2,003	6.66%
Tax exempt sec available for sale (2)	19,233	1,450	7.54%
Federal funds sold and repurchase agreements	2,122	99	4.67%
Interest-bearing deposits with other financial institutions	3,867	138	3.57%

Total interest-earning assets	202,162	16,720	8.27%

Saving deposits and demand deposits interest-bearing	43,986	1,063	2.42%
Time deposits	102,003	5,575	5.47%
Repurchase agreements	11,628	362	3.11%
Other borrowed funds	8,403	450	5.36%

Total interest-bearing liabilities	166,020	7,450	4.49%

Net interest income/net yield on interest earning assets		9,270	4.59%

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2003, 2002 and 2001.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance As to
2003	2002		2003	2002	Variance	Rate	Volume
$163,897	152,869	Loans (Net)	11,277	11,597	(320)	(1,399)	1,079
27,766	29,024	Taxable Securities AFS(1)	1,003	1,417	(414)	(355)	(59)
20,695	19,110	Tax Exempt Securities AFS (2)	1,423	1,535	(112)	(266)	154
3,612	2,772	Fed Funds Sold	36	47	(11)	<42>	31
8,055	1,486	Interest Bearing Deposits	87	35	52	<7>	59
224,025	205,261	Total Interest Earning Assets	13,826	14,631	<805>	<2068>	1263
		Savings and Interest Bearing
48,911	44,785	Demand Deposits	516	562	(46)	(59)	13
101,986	101,444	Other Time Deposits	2,538	3,445	(907)	(925)	18
15,094	10,269	Other Borrowed Funds	571	485	86	14	72
13,815	10,734	Repurchase Agreements	25	83	(58)	(93)	35
179,806	167,232	Total Int Bearing Liabilities	3,650	4,575	(925)	(1,063)	138

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2003 and 2002.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance As to
2002	2001		2002	2001	Variance	Rate	Volume
$152,869	146,868	Loans (Net)	11,597	13,030	(1,433)	(1,999)	566
29,024	30,072	Taxable Securities AFS(1)	1,417	2,003	(586)	(518)	(68)
19,110	19,233	Tax Exempt Securities AFS (2)	1,535	1,450	85	94	(9)
2,772	2,122	Fed Funds Sold	47	99	(52)	(100)	48
1,486	3,867	Interest Bearing Deposits	35	138	(103)	(36)	(67)
205,261	202,162	Total Interest Earning Assets	14,631	16,720	(2,089)	(2,559)	470
		Savings and Interest Bearing
44,785	43,986	Demand Deposits	562	1,063	(501)	(521)	20
101,444	102,003	Other Time Deposits	3,445	5,575	(2,130)	(2,100)	(30)
10,269	8,403	Other Borrowed Funds	485	450	35	47	(12)
10,734	11,628	Repurchase Agreements	83	362	(279)	(576)	297
167,232	166,020	Total Int Bearing Liabilities	4,575	7,450	(2,875)	(3,150)	275

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2003 and 2002.

Investments – The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank’s market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. With the adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001, the Bank elected to move all investments held to maturity to available for sale. The Bank’s current loan policy establishes the gross optimal ratio of loans to deposits and repurchase agreements ratio as being 85%. This ratio as of December 31, 2003 was 77.10%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank’s credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, repurchase agreement growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

Securities Portfolio – The Bank’s investment policy as approved by the Board of Directors dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with economic conditions, which could shorten or lengthen maturities. Management believes the level of credit and interest rate risks inherent in the securities portfolio is low.

The following table sets forth the amortized cost of the Available for Sale investment portfolio.

Investment Securities Available for Sale
December 31, 2003, 2002 and 2001
(Dollars in Thousands)

	2003		2002		2001
	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of
	Cost	Portfolio	Cost	Portfolio	Cost	Portfolio
U. S. Treasury	$1,006	1.9%	1,518	3.1%	1,506	3.7%
U.S. Gov’t Agencies	1,874	3.5%	1,500	3.0%	2,088	5.1%
Mortgage Backed Sec	24,805	46.9%	24,879	50.3%	18,050	43.8%
State and Municipal	23,729	44.9%	21,026	42.6%	18,532	45.0%
Other	1,495	2.8%	491	1.0%	992	2.4%

Total	$52,909	100.0%	49,414	100.0%	41,168	100.0%

The following table sets forth the distribution of maturities of investment securities available for sale.

Maturity Distribution of Investment Securities Available for Sale
December 31, 2003, 2002 and 2001
(Dollars In Thousands)

	2003		2002		2001
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
	Cost	Avg Yld	Cost	Avg Yld	Cost	Avg Yld
US Treasury Sec
Within one year	1,006	1.59%	499	5.55%	1,007	6.21%
1-5 years	—	0.00%	1,019	1.65%	499	5.51%

Total	1,006	1.59%	1,518	2.92%	1,506	5.97%

US Government Agencies excluding Mortgage Backed securities
Within one year	—	0.00%	—	0.00%	—	0.00%
1-5 years	—	0.00%	1,000	1.91%	1,000	2.46%
5-10 years	1,874	4.68%	500	8.00%	500	8.00%
After 10 years	—	0.00%	—	0.00%	588	8.00%

Total	1,874	4.68%	1,500	5.34%	2,088	3.94%

Mortgage Backed Securities
Within one year	—	0.00%	—	0.00%	—	0.00%
1-5 years	1,910	0.00%	593	6.38%	250	6.50%
5-10 years	9,828	4.68%	6,875	4.59%	3,503	6.28%
After 10 years	13,067	0.00%	17,411	5.07%	14,297	6.45%

Total	24,805	4.68%	24,879	4.97%	18,050	6.42%

State & Municipal (1)
Within one year	100	10.85%	310	10.96%	175	8.55%
1-5 years	1,755	8.70%	2,566	7.83%	3,153	7.45%
5-10 years	11,435	9.63%	6417	7.95%	5,441	7.53%
After 10 years	10,439	10.33%	11,733	7.82%	9,763	7.82%

Total	23,729	9.87%	21,026	7.90%	18,532	7.58%

Other Securities
Within one year	995	2.39%	0	0.00%	0	0.00%
1-5 years	500	3.05%	0	0.00%	503	6.22%
5-10 years	—	0.00%	491	5.74%	489	5.48%
After 10 years	—	0.00%	0	0.00%	0	0

Total	1,495	2.61%	491	5.74%	992	5.86%

Totals	52,909	6.41%	49,414	6.25%	41,168	6.86%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2003, 2002 and 2001.

Relative Lending Risk – United Bank is located in a primarily rural market composed of lower to middle income families. The primary economic influence in the area is timber and agricultural production, and the Bank’s loan portfolio is reflective of this market. The Bank’s ratio of loans to assets or deposits is comparable to its peer banks serving similar markets.

The risks associated with the Bank’s lending are primarily interest rate risk and credit risks from economic conditions and concentrations and/or quality of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank’s loan maturity distribution reflects 41.83% of the portfolio maturing in one year or less. In addition, 44.21% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than some of its local community banking competitors. With offices in ten communities, risks associated with the effects of major economic disruptions in one community are somewhat mitigated. This geographic diversity affects all types of loans and plays a part in the Bank’s risk management.

Each type of loan exhibits unique profiles of risk that could threaten repayment.

Commercial lending requires an understanding of the customers’ business and financial performance. The Bank’s commercial customers are primarily small to middle market enterprises. The larger commercial accounts are managed by Senior Commercial lenders. Risks in this category are primarily economic. Shifts in local and regional conditions could have an effect on individual borrowers; but as previously mentioned, the Bank attempts to spread this risk by serving multiple communities. As with the other categories, these loans are typically collateralized by assets of the borrower. In most situations, the personal assets of the business owners also collateralize the credit.

Agricultural lending is a specialized type of lending for the Bank. Due to the unique characteristics in this type of loan, the Bank has loan officers dedicated to this market. Collateral valuation and the experience of the borrower play heavily into the approval process. This loan category includes financing equipment, crop production, timber, dairy operations and others. Given the broad range of loans offered, it is difficult to generalize risks in agricultural lending. The area of greatest attention and risk is crop production loans. Risks associated with catastrophic crop losses are mitigated by crop insurance, government support programs, experience of the borrower, collateral other than the crop and the borrower’s other financial resources. Routine visitations and contact with the borrower help inform the Bank about crop conditions.

Real estate loans, whether they are construction or mortgage, generally have lower delinquency rates than other types of loans in the portfolio. The Bank makes very few long term, fixed rate mortgage loans; however, it does offer loans with repayment terms based on amortization of up to 20 years with balloon features of shorter durations. The Bank also offers several different long-term mortgage programs provided by third party processors.

Installment loans are generally collateralized. Given the small dollar exposure on each loan, the risk of a significant loss on any one credit is limited. Pricing and close monitoring of past due loans enhance the Bank’s returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 2003 was approximately $41,677, an increase of $2,679 from 2002. This continued increase in the average loan size is due to the shift of loans to commercial real estate, financial, agricultural, and 1-4 family residential loans from the installment loan portion of the portfolio.

LOAN PORTFOLIO MATURITIES

Maturities and sensitivity to change in interest rates in the Corporation’s loan portfolio are as follows:

Remaining Maturity

December 31, 2003

(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total
Commercial, financial and agricultural	$42,864	51,145	22,713	$116,722
Real estate - construction	5,622	1,141	29	$6,792
Real estate - mortgage 1-4 family	5,685	14,768	8,871	$29,324
Installment loans to individuals	5,398	5,638	273	$11,309

Totals	$59,569	72,692	31,886	164,147

Sensitivity To Changes In Interest Rates
Loans Due After One Year

(Dollars in Thousands)

	Predetermined	Floating
	Rate	Rate	Total
Commercial, financial and agricultural	$30,327	43,531	73,858
Real estate - construction	410	760	1,170
Real estate - mortgage 1-4 family	16,470	7,169	23,639
Installment loans to individuals	5,668	243	5,911

Totals	$52,875	51,703	104,578

For additional information regarding interest rate sensitivity see Interest Rate Sensitivity in Item 7 below and Item 7A below.

Non-performing Assets: Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 2003, the Bank had $100,318 in impaired loans.

The following table sets forth the Corporation’s non-performing assets at December 31, 2003, 2002 and 2001. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due, except for credit cards, which continue to accrue interest.

	Descriptions	2003	2002	2001	2000	1999
		(Dollars in Thousands)
A	Loans accounted for on a nonaccrual basis	$2,171	$1,169	$2,185	$386	$674
B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	15	10	18	14	28
C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	229	968	861	69	122
D	Other non-performing assets	1,108	350	556	158	257

	Total	$3,523	$2,497	$3,620	$627	$1,081

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $95,877, $29,968, $123,443, $48,630 and $36,625 for 2003, 2002, 2001, 2000 and 1999 respectively. All of the assets in (D) above at the end of 2003 and at the end of 2002 were other real estate owned (OREO), and at the end of 2001 $195,033 of such assets were OREO. In 2000 and 1999, $123,033 and $195,337 were OREO respectively.

At December 31, 2003, loans with a total outstanding balance of $6,628,502 were considered potential problem loans compared to $6,491,658, $4,127,658, $3,014,795, and $2,634,347 as of 12/31/02, 12/31/01, 12/31/00 and 12/31/99 respectively. Potential problem loans consist of those loans for which management is monitoring performance or has concerns as to the borrower’s ability to comply with present loan repayment terms.

There may be additional loans in the Bank’s portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 2003. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 2003, the Corporation had $26,218,000 of agriculture-related loans as compared to $30,983,000, $19,089,172, $14,871,440 and $13,392,804 in 2002, 2001, 2000 and 1999 respectively. Agriculture loans accounted for $2,915, $0, $0, $75,106 and $39,543 of nonaccrual loans in 2003, 2002, 2001, 2000 and 1999, respectively.

Summary of Loan Loss Experience
(Dollars in Thousands)

	2003	2002	2001	2000	1999
Average amount of loans outstanding, net	$163,897	$152,869	$146,868	$131,596	$120,323

Allowance for loan losses, beginning January 1	$2,117	$1,993	$1,939	$1,676	$1,428

Loans charged off:
Commercial, financial and agricultural	(451)	(563)	(176)	(39)	(27)
Real estate – mortgage	(117)	(7)	(49)	(27)	—
Installment loans to individuals	(238)	(195)	(255)	(186)	(270)

Total charged off	(806)	(765)	(480)	(252)	(297)
Recoveries during the period:
Commercial, financial and agricultural	27	5	20	6	13
Real estate – mortgage	7	0	0	2	—
Installment loans to individuals	31	47	34	32	36

Total recoveries	65	52	54	40	49

Loans charged off, net	(741)	(714)	(426)	(212)	(248)

Additions to the allowance charged to operations	741	837	480	475	496
Total allowance, ending December 31	$2,117	$2,117	$1,993	$1,939	$1,676

Ratio of net charge offs during the period to average loans outstanding	.45%	.46%	.29%	.16%	.21%

Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management’s opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to the provision is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is determined based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned classifications as follows: monitor (5%), substandard (15%), doubtful (50%), and loss (100%). The allowance of 5% for monitor was added in 2003. Any loan categorized loss is charged off in the period which the loan is so categorized.

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Company’s markets.

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

The table below reflects an allocation of the allowance for the years ended December 31, 2003, 2002 and 2001. The allocation represents an estimate for each category of loans based upon historical experience and management’s judgment.

(Dollars in Thousands)

				Loans as a precentage
	Allowance			of total
	2003	2002	2001	2000	1999	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$1,592	1,560	1,409	1,198	1,039	71.1%	68.6%	65.8%	61.8%	62.0%
Real estate - construction	—	—	1,560	108	49	4.1%	5.1%	4.9%	5.6%	2.9%
Real estate - mortgage 1-4 family	379	362	363	384	352	17.9%	17.1%	18.2%	19.8%	20.5%
Installment loans to individuals	146	195	221	249	236	6.9%	9.2%	11.1%	12.8%	14.6%
Lease financing	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%
Foreign	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%
Unallocated	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%

Total	$2,117	2,117	1,993	1,939	1,676	100.0%	100.0%	100.0%	100.0%	100.0%

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

Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request, which then must be approved by the CEO.

DEPOSITS
(Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 2003, 2002 and 2001 by category.

				Average
	Deposits			Rate paid
	2003	2002	2001	2003	2002	2001
Noninterest-bearing demand deposits	$40,662	35,616	30,425	0%	0%	0%

Interest - bearing Demand	31,239	28,147	29,069	1.32%	1.49%	2.67%
Savings	17,672	16,638	14,917	0.39%	0.87%	1.93%
Time	101,986	101,444	102,003	2.49%	3.40%	5.48%

	$150,897	146,229	145,989	2.00%	2.74%	4.56%

The following shows the amount of time deposits outstanding at December 31, 2003, classified by time remaining until maturity.

	$100,000 or Greater
	Certificates of	Other Time
	Deposits	Deposits
Maturity
Three months or less	$13,132	15,700
Three to six months	7,433	15,800
Six to twelve months	7,706	20,030
Twelve months or more	8,666	16,604

Totals	$36,937	68,134

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.

(Dollars in Thousands)

	Maximum Outstanding	Average	Average interest	Ending	Average interest
	at any month end	balance	rate	balance	rate at year end
2003
Securities sold under agreements to repurchase	$23,938	13,815	0.18%	13,495	0.13%
Other short term borrowings	2,174	258	1.16%	563	0.96%
2002
Securities sold under agreements to repurchase	15,503	10,753	0.77%	8,141	0.32%
Other short term borrowings	3,774	209	1.80%	1,259	3.63%
2001
Securities sold under agreements to repurchase	15,816	11,628	3.15%	9,069	1.00%
Other short term borrowings	$9,080	668	4.97%	415	1.40%

Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Return on average assets	0.86%	0.91%	0.95%
Return on average equity	8.73%	8.96%	10.16%
Dividend pay-out ratio	28.34%	29.37%	31.80%
Ratio of average equity to average assets	9.90%	10.11%	9.31%

ITEM 2. PROPERTIES

The Corporation’s bank subsidiary occupies eleven offices, which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton), Monroe County (cities of Monroeville and Frisco City), and Baldwin County (cities of Foley, Lillian, and Bay Minette, Magnolia Springs and Silverhill) Alabama, with the principal office located in Atmore, Alabama. The Bank operates a loan production office in Jay, Florida. The office in Atmore is a modern, three story, brick building while the Flomaton, Monroeville, Frisco City and Foley offices are similar, modern, one story, brick buildings. The subsidiary Bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, expiring in 2004. The Foley office was purchased by the Corporation in October of 2002. The office in Lillian is a modern two-story brick building, which is located on property owned by the Corporation and leased to the subsidiary. The lease is for a five-year period ending in June of 2007. The Corporation also owns a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five-year period ending in December of 2008. The office in Silverhill is the original post office built in 1902, and is a two story wooden structure owned by the Bank. The Magnolia Springs office is a two story wooden structure located on Magnolia River. It is leased from a third party until 2005.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation’s authorized common shares consist of the following:

(1)	5,000,000 shares of Class A common stock, $.01 par value per share, of which 1,181,881 shares are issued and 1,107,298 are outstanding and held by approximately 653 shareholders of record, as of March 20, 2004.

(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 20, 2004.

There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends per common share, of $0.55 per common share in 2003, $0.55 per common share in 2002 and $0.60 per common share in 2001. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 14 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year. The Corporation is subject to state law restrictions on its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

	(Dollars in Thousands) except per share data
	2003	2002	2001	2000	1999
Income statement data:
Interest Income	$13,343	14,017	16,221	17,310	15,338
Interest Expense	3,650	4,575	7,451	8,555	6,935

Net interest income	9,693	9,442	8,769	8,755	8,403
Provision for loan losses	741	837	480	475	496

Net interest income after provision for loan losses	8,952	8,605	8,289	8,280	7,907

Investment securities gains/(losses), net	489	77	173	35	32

Noninterest income	3,467	2,726	2,304	1,662	1,476

Noninterest expense	9,614	8,693	7,881	7,226	6,810

Net earnings	2,131	2,035	2,070	2,047	1,948

Balance sheet data:
Total assets	254,979	232,822	219,955	231,487	221,967

Total loans, net	162,031	160,319	147,052	139,595	122,000

Total deposits	199,406	182,565	180,509	191,590	183,208

Total Stockholders’ equity	24,969	23,453	21,846	20,104	17,647

Per share data:
Basic earnings per share	1.96	1.86	1.89	1.87	1.88

Fully diluted earnings per share	1.96	1.81	1.87	1.86	1.86

Cash dividend per share	$0.55	0.55	0.60	0.55	0.55

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review is presented to provide an analysis of the consolidated results of operations of the Corporation and its subsidiary. This review should be read in conjunction with the consolidated financial statements included under Item 8.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and with general practices within the banking industry, which require management to make estimates and assumptions (see Note 1 to Consolidated Financial Statements). Management believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Bank’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank’s borrowers, subjecting the Bank to significant volatility of earnings. The allowance for credit losses is established through a provision for loan losses, which is a charge against earnings. Provision for loan losses are made to reserve for estimated probable losses on loans.

The allowance for loan losses is a significant estimate and is regularly evaluated by management for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements. For further discussion of the allowance for loan losses, see “PROVISION FOR LOAN LOSSES” below, and “Summary of Loan Loss Experience” and “Allowance for Loan Losses” under “BUSINESS” above.

NET INTEREST INCOME
(Dollars in Thousands)

	2003	2002	2001
Interest income (1)	$13,826	14,630	16,715
Interest expense	3,650	4,575	7,451

Net interest income	10,176	10,055	9,264
Provision for loan losses	741	837	480

Net interest income after provision for loan losses on a tax equivalent basis	9,435	9,218	8,784
Less: tax equivalent adjustment	483	613	494

Net interest income after provision for loan losses	$8,952	8,605	8,290

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2003, 2002, and 2001.

Total interest income (on an FTE basis) decreased to $13,826,000 in 2003, from $14,630,000 in 2002, a decrease of $804,000, or 5.50%. This decrease is a function of the change in average earning assets and the average interest bearing liabilities along with the decline in interest rates. Average loans increased $11,028,000 while the average rate earned decreased 71 basis points causing an overall decrease in interest earned on loans of $320,000. The average interest rate (FTE) earned on all earning assets in 2003 decreased to 6.17% from 7.13% in 2002. The interest rate spread decreased from 4.46% in 2002 to 4.22% in 2003, as rates decreased more on interest earning assets than on interest bearing liabilities. The decline in the prime rates in 2003 caused the variable rate loans to reprice at lower rates, while certificate of deposit rates were not affected as materially. Average taxable investment securities for 2003 were $27,766,000, as compared to $29,024,000 for 2002, a decrease of $1,258,000, or 4.33%. The lower rate environment allowed home owners to refinance and pay off existing mortgages which in turn caused mortgage-backed securities to prepay faster than in previous years. Also, many bonds were called as government agencies took advantage of lower rates and refinanced callable bonds. Because of these prepayments the Bank sold both mortgage backed securities and tax exempt bonds to take advantage of market gains before principal was prepaid on mortgage backed securities or such bonds were called at par. Average tax-exempt investment securities increased $1,585,000, or 8.29%, to $20,695,000 in 2003 from $19,110,000 in 2002. The average volume of federal funds sold increased to $3,612,000 in 2003 from $2,772,000 in 2003, an increase of $840,000 or 30.30%.

Total interest income (on an FTE basis) decreased to $14,630,000 in 2002, from $16,715,000 in 2001, a decrease of $2,085,000, or 12.47%. This decrease was a function of the change in average earning assets and the average interest bearing liabilities along with falling interest rates. Average loans increased $6,001,000 while the average rate earned decreased 128 basis points. The average interest rate (FTE) earned on all earning assets in 2002 decreased to 7.13% from 8.27% in 2001. The interest rate spread increased from 3.78% in 2001 to 4.39% in 2002, as rates decreased more on interest bearing liabilities than on interest earning assets. The more stable rate environment in 2002 allowed the slower repricing certificates of deposit to reprice at rates much lower than they previously were earning. Average taxable investment securities for 2002 were $29,024,000, as compared to $30,072,000 for 2001, a decrease of $1,048,000, or 3.48%. The lower rate environment allowed home owners to refinance and pay off existing mortgages which in turn caused mortgage-backed securities to prepay faster than in previous years. Also, many bonds were called as government agencies took advantage of lower rates and refinanced callable bonds. To partially offset these prepayments the Bank purchased securities with funds borrowed at a lower rate from the Federal Home Loan Bank. Average tax-exempt investment securities decreased $123,000, or ..63%, to $19,110,000 in 2002 from $19,233,000 in 2001. The average volume of federal funds sold increased to $2,772,000 in 2002 from $2,122,000 in 2002, a decrease of $650,000 or 30.63%.

Total interest expense decreased $924,581 or 20.21%, to $3,650,135 in 2003, from $4,574,716 in 2002. This decrease is a function of the decrease in interest rates offset by a slight increase in the volume of interest bearing liabilities. The average rate paid on interest-bearing liabilities in 2003 was 1.95% as compared to 2.67% in 2002. Average interest-bearing liabilities increased to $179,806,000 in 2003, from $167,232,000 in 2002, an increase of $12,574,000, or 7.52%. Average savings and interest-bearing demand deposits increased $4,126,000 or 9.21% to $48,911,000 in 2003. Average time deposits increased to $101,986,000 in 2003, from $101,444,000 in 2002, an increase of $542,000, or 0.53%. The average rate paid on time deposits decreased to 2.49% in 2003 from 3.62% in 2002. The Corporation issued $4,124,000 of Trust Preferred Stock in June of 2002 at an interest rate of three month Libor plus 3.65%. The interest expense associated with this issue was $199,392 or an average rate of 4.83%. This decrease was caused by decline of interest rates and the continued repricing of time deposits in 2003.

Total interest expense decreased $2,876,326, or 38.60%, to $4,574,716 in 2002, from $7,451,042 in 2001. This decrease was a function of the decrease in interest rates offset by a slight increase in the volume of interest bearing liabilities. The average rate paid on interest-bearing liabilities in 2002 was 2.67% as compared to 4.49% in 2001. Average interest-bearing liabilities increased to $167,232,000 in 2002, from $166,020,000 in 2001, an increase of $1,212,000, or 0.73%. Average savings and interest-bearing demand deposits increased $799,000 or 1.82% to $44,785,000 in 2002. Average time deposits decreased to $101,444,000 in 2002, from $102,003,000 in 2001, a decrease of $559,000, or 0.55%. The average rate paid on time deposits decreased to 3.62% in 2002 from 5.46% in 2001. This decrease was caused by the stable rate environment of 2002, which allowed time deposits to reprice for the whole year at interest rates much lower than the previous year. The Corporation issued $4,124,000 of Trust Preferred Stock in June of 2002 at an interest rate of three month Libor plus 3.65%. The interest expense associated with this issue was $116,518 or an average rate of 5.65%.

PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses for the year ended December 31, 2003 was $740,704 as compared to $837,000 in 2002, a decrease of $96,296, or 11.50%. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2003 represents 1.29% of gross loans, as compared to 1.30% at December 31, 2002.

While it is the Bank’s policy to charge off loans when a loss is considered probable, there exists the risk of losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Bank, management’s judgment as to the appropriateness of the allowance for loan losses is approximate and imprecise. Adjustments to the allowance for loan losses may also be required by the FDIC or the Alabama Superintendent of Banks in the course of their examinations of the Bank. Accordingly, no assurances can be given that continued evaluations of the loan portfolio in light of economic conditions then prevailing, results of upcoming examinations, or other factors will not require significant changes to the allowance.

The 2003 loan loss provision decrease of $96,296 is due to small growth and improving credit quality in the loan portfolio from last year.

NONINTEREST INCOME

	2003	2002	2001
Service Charge Income	$2,127,549	1,941,267	1,607,296
Commission – Credit Life Insurance	66,327	52,368	61,197
Investment Securities Gains, (net)	488,647	76,995	173,214
Other	784,096	654,937	462,250

	$3,466,619	2,725,567	2,303,957

Total noninterest income increased $741,052 or 27.19%, to $3,466,619 in 2003, as compared to $2,725,567 in 2002.

Service charge income increased to $2,127,549 in 2003, from $1,941,267 in 2002, an increase of $186,282, or 9.60%. Service charges on deposit accounts decreased $15,297 or 3.03% due to the offering of free checking accounts. Most of the increase came from the new program that was introduced last year that allows depositors to overdraw their checking accounts to a preapproved limit. When customers overdraw the account the Bank pays the check and charges the customer a nonsufficient fund charge. This program was started in May of 2002, so in its first full year net insufficient fund charges increased $157,708 or 12.11%. Commissions on credit life insurance increased $13,959, or 26.66%, to $66,327 in 2003, from $52,368 in 2002. Other income increased to $784,096 in 2003, from $654,937 in 2002, an increase of $129,159 or 19.72%. This increase is attributable to an increase of $116,247 on mortgage origination fees for third parties. Gain on the sales of investments increased $411,652 or 534.65%. The Bank sold investments in order to take advantage of certain market conditions. With mortgage backed securities prepaying as fast as they have in recent history, the Bank sold its positions rather than let them prepay. The Bank also sold municipal bonds in order to take advantage of the market rates and to avoid the call options in these bonds.

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

NONINTEREST EXPENSE

	2003	2002	2001
Salaries and benefits	$5,360,972	4,581,132	4,221,498
Net occupancy	1,828,286	1,605,593	1,414,763
Other	2,424,717	2,506,111	2,244,493

Total	$9,613,975	8,692,836	7,880,754

Total noninterest expense increased $921,139, or 10.59%, to $9,613,975 in 2003, from $8,692,836 in 2002. Salaries and other compensation expense increased $779,840 or 17.02% to $5,360,972 in 2003 from $4,581,132 for 2002. This increase is due to increases in insurance cost of $58,954, and payroll taxes of $ 31,082 and a general increase in salaries including staffing of new offices. Occupancy expenses increased from $1,605,593 in 2002 to $1,828,286 in 2003 an increase of $222,693 or 13.87%. Of this increase software and hardware maintenance increased $62,103 or 34.2% from $181,468 in 2002 to $243,571 in 2003. As the Bank continues to expand and remodel branches depreciation expense increased $82,671 or 11.64% from $710,453 in

2002 to $793,124. Maintenance on equipment increased $48,206 or 14.3% from $338,159 in 2002 to $386,365 in 2003. Income tax expense for 2003 was $673,353 as compared to $602,847 in 2002. The effective tax rate in 2003 was 24.01% as compared to 22.85% in 2002. Other expense decreased to $2,424,717 in 2003, from $2,506,111 in 2002, a decrease of $81,394, or 3.25%. The decrease in other expenses is due partly to a decrease in other real estate owned expenses of $83,159, most of which decrease was caused by the $103,034 of OREO writedowns in 2002. The Bank also experienced charge offs of approximately $40,000 due to fraudulent checks in 2002, which did not recur in 2003. Professional fees primarily paid to recruiters decreased $59,834 due to very little turnover on the officer level in 2003. The Bank also had some expenses increase such as a blanket bond increase of $28,287, and legal fees which increased approximately $70,000 as the Bank explored new branching opportunities and the Corporation assessed new SOA compliance requirements. Marketing and advertising also increased $18,675 as the Bank readied for its 100th anniversary.

Management anticipates that compliance with the Sarbanes-Oxley Act of 2002 will result in increased expenses in 2004, including substantial increases in professional expenses, but the extent of such increase, if any, has not yet been determined.

Basic earnings per share in 2003 were $1.96, as compared to basic earnings per share of $1.86 in 2002. Diluted earnings per share in 2003 were $1.96 and $1.81 in 2002. Return on average assets for 2003 was 0.86%, as compared to 0.91% in 2002. Return on average equity was 9.90% in 2003, as compared to 10.11% in 2002.

Total noninterest expense increased $812,082, or 10.30%, to $8,692,836 in 2002, from $7,880,754 in 2001. Salaries and other compensation expense increased $359,634 or 8.51% to $4,581,132 in 2002 from $4,221,498 for 2001. This increase was due to increases in insurance cost of $49,733, profit sharing of $3,400, payroll taxes of $ 41,789 and a general increase in salaries including staffing of new offices. Income tax expense for 2002 was $602,847 as compared to $643,470 in 2001. The effective tax rate in 2002 was 22.85% as compared to 23.72% in 2001. Other expense increased to $2,506,111 in 2002, from $2,244,493 in 2001, an increase of $261,618, or 11.66%. The increase in other expenses was due partly to an increase in other real estate owned expenses of $109,907. The Bank also experienced charge offs of approximately $40,000 due to fraudulent checks, and increased professional fees of $96,157, largely for recruiters engaged to locate officer level candidates.

Basic earnings per share in 2002 were $1.86, as compared to basic earnings per share of $1.89 in 2001. Diluted earnings per share in 2002 were $1.81 and $1.87 in 2001. Return on average assets for 2002 was 0.91%, as compared to 0.95% in 2001. Return on average equity was 10.11% in 2002, as compared to 10.16% in 2002.

LOANS AT DECEMBER 31

	2003	2002	2001	2000	1999
Commercial, financial and agriculture	$116,721,928	111,429,905	97,881,448	87,479,810	76,705,657
Real estate - construction	6,791,566	8,295,383	7,377,897	7,404,300	3,585,107
Real estate - mortgage	29,324,415	27,784,873	27,233,771	28,580,500	25,322,667
Installment loans to individuals	11,309,246	14,926,017	16,552,493	18,072,546	18,082,531
Lease Financing	—	—	—	—	—
Foreign government and official institutions	—	—	—	—	—
Banks and other financial institutions	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Other loans	—	—	—	—	—

Totals	$164,147,155	162,436,178	149,045,609	141,537,156	123,695,962

Total loans increased to $164,147,155 at December 31, 2003, from $162,436,178 at year-end 2002, an increase of $1,710,977, or 1.05%. Commercial, financial and agricultural loans increased to $116,721,928 at year end 2003, from $111,429,905 at December 31, 2002. Most of the increase can be attributed to agricultural loans. Real estate construction loans decreased by $1,503,817 or 18.13% in 2003 to $6,791,566 from $8,295,383 in 2002. The majority of these loans are for 1-4 family homes. Real estate mortgage loans increased in 2003 by $1,539,542 or 5.54% to $29,324,415 from $27,784,873 in 2002. Installment loans to individuals decreased to $11,309,246 at December 31, 2003, when compared to $14,926,017 at year end 2002. The ratio of loans to deposits and repurchase agreements on December 31, 2003 was 77.10%, as compared to 85.17% in 2002.

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

Total loans increased to $149,045,609 at December 31, 2001, from $141,537,156 at year end 2000, an increase of $7,508,453, or 5.30%. Commercial, financial and agricultural loans increased to $97,881,448 at year end 2001, from $87,479,810 at December 31, 2000. Most of the increase was attributed to the new Baldwin County offices, more competitive pricing in present markets, and a growth in agricultural loans. Real Estate construction loans decreased by $26,403 or 0.36% in 2001 to $7,377,897 from $7,404,300 in 2000. The majority of these loans were for 1-4 family and owner-occupied commercial building. Real Estate mortgage loans decreased in 2001 by $1,346,729 or 4.67% to $27,233,771 from $28,850,500 in 2000, primarily due to refinancing. Installment loans to individuals decreased to $16,552,493 at December 31, 2001, when compared to $18,072,546 at year end 2000. The ratio of loans to deposits on December 31, 2001, was 82.76%, as compared to 73.87% in 2000.

Total loans increased to $141,537,156 at December 31, 2000, from $123,695,962 at year end 1999, an increase of $17,841,194, or 14.42%. Commercial, financial and agricultural loans increased to $87,479,810 at year end 2000, from $76,705,657 at December 31, 1999. Most of the increase was attributed to the Baldwin County markets, and more competitive pricing in present markets. Real Estate construction loans increased by $3,819,193 or 75.08% in 2000 to $7,404,300 from $3,585,107 in 1999. The increase in these loans was related to the increased economic activity in Baldwin County, one of the fastest growing counties in Alabama. The majority of these loans were for 1-4 family and owner-occupied commercial building. Real Estate mortgage loans increased in 2000 by $3,257,833 or 12.86% to $28,580,500 from $25,322,667 in 1999. Installment loans to individuals remained level at $18,072,546 at December 31, 2000, when compared to $18,082,531 at year end 1999. The ratio of loans to deposits on December 31, 2000, was 73.87%, as compared to 67.51% in 1999.

LIQUIDITY

One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. Additionally, the Company requires cash for various operating needs including dividends to shareholders, the servicing of debt and general corporate expenses. The primary source of liquidity for the Company is dividends from the Bank. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to purse avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively.

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Bank’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities available for sale and, to a lesser extent, sales of investment securities available for sale. Other short-term investments such as federal funds sold, and securities purchased under agreements to resell, are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity. The Bank utilizes this short-term financing and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

As of December 31, 2003, management believes liquidity was adequate. At December 31, 2003 the gross loan to deposit ratio was 82.32%. The Corporation’s bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities provided $20,448,966 in cash in 2003, with the majority of this coming from an increase in deposits and an increase in repurchase agreements. The investing activities of the Corporation used $8,483,535 of the cash flows, to fund the investment and in the loan portfolios of the Bank. Operations provided $3,394,878 in cash flows with these funds coming from net income and for the year ended December 31, 2003.

The following table presents information about the Company’s contractual obligations and commitments at December 31, 2003.

Contractual Obligations
(Dollars in Thousands)

	Less than			More than
	1 Years	2-3 Years	4-5 Years	5 Years
Time Deposits	$31,095	56,643	2,418	155
FHLB Advances	2,500	0	5,043	3,333
Long-term debt	0	0	4,124	0
Operating Leases	162	262	76	682
Letters of Credit	1,941
Commitments to extend credit	16,516	1,953	266	512
Credit Card Lines	2,839
	$55,053	$58,858	$11,927	$4,682

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4) of Regulation S-K.

INTEREST RATE SENSITIVITY
Interest Rate Sensitivity Analysis
Year Ended December 31, 2003
(Dollars in Thousands)

	Three months	Three to	Six months	One year	Five years
	or less	Six months	to one year	to five years	or after	Total
Earning Assets:
Loans, net of Unearned income	25,038	15,507	19,024	72,692	31,886	164,147
Taxable securities AFS	—	1,006	995	2,510	24,769	29,280
Tax exempt securities AFS	100	—	—	1,655	21,874	23,629
Federal funds sold & securities purchased under agreements to resale	14,546	—	—	—		14,546
Other earning assets	—	—	—	—	549	549

Total Interest Earning Assets	39,684	16,513	20,019	76,857	79,078	232,151

Interest Bearing Liabilities:
Demand Deposits					33,483	33,483
Savings Deposits					18,164	18,164
Certificates of Deposit less than $100,000	15,700	15,800	20,030	16,604	—	68,134
Certificates of Deposit greater than $100,000	13,132	7,433	7,706	8,666		36,937
Federal funds sold & securities purchased under agreements to resale	13,496					13,496
Other short term borrowings	564					564
Guaranteed preferred beneficial interest in junior subordinate debt securities, net of issuance cost	—			3,982		3,982
Federal Home Loan Bank borrowings	1,500	1,000	5,043	3,367		10,910

Total interest bearing source liabilities	44,392	24,233	32,779	32,619	51,647	185,670

Non interest bearing source of funds					42,688	42,688

Interest sensitivity gap	(4,708)	(7,720)	(12,760)	44,238	(15,257)	3,793

Cumulative gap	(4,708)	(12,428)	(25,188)	19,050	3,793

The interest sensitive assets at December 31, 2003 that mature within twelve months were $76,216,000 while the interest sensitive liabilities that mature within the same time frame were $101,404,000. At December 31, 2003, the 12-month cumulative gap position was negative $25,188,000 resulting in a gap ratio of interest sensitive assets to interest sensitive liabilities of .75. This negative gap indicates that the Company has more interest-bearing liabilities than interest-earning assets that mature within the gap period of one year. This analysis does not consider sensitivity based on the repricing structure of the interest sensitive assets and liabilities.

The Corporation’s sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank’s performance. See Item 7A.

CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 2003 was 9.90% as compared to 10.11% in 2002. Total stockholders’ equity on December 31, 2003 was $24,968,937, an increase of $1,515,633, or 6.46%, from $23,453,304 at year end 2002. This increase is the result of the Corporation’s net earnings during 2002, less dividends declared to stockholders of $603,911, less other comprehensive loss of $342,583. Stockholders equity was also affected by the sale of stock under the Employee Stock Purchase Plan and the exercise of stock options. The Corporation’s risk based capital of $30,754,000, or 16.45%, at December 31, 2003, was well above the Corporation’s minimum risk based capital requirement of $14,960,000 or 8.0% of risk weighted assets. The Corporation’s risk based capital increased $4,124,000 due to Trust Preferred issued in June of 2002. Based on management’s projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future; however, continued growth into new markets may require the Bank to access external funding sources.

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, which required deconsolidation of subordinated beneficial interests. As a result of FASB’s Interpretation, questions have been raised whether Trust Preferred Securities would still qualify for treatment as Tier 1 Capital, which comprises substantially all of the Corporation’s risk based capital, given the new accounting treatment. In July of 2003, the Federal Reserve instructed bank holding companies to continue to include Trust Preferred Securities in Tier 1 Capital for regulatory capital purposes, until notice is given to the contrary. Management does not expect the final rules will result in the immediate elimination of existing Trust Preferred Securities as Tier 1 Capital. These securities comprised of 14.40% Tier 1 Capital as of December 31, 2003.

FORWARD LOOKING STATEMENTS

     When used or incorporated by reference herein, the words “anticipate”, “estimate”, “expect”, “project”, “target”, “goal”, and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth elsewhere herein, as well as the possibilities of (i) increases in competitive pressures in the banking industry, particularly with respect to community banks; (ii) costs or difficulties, relating to the planned increase in the number of Bank offices, which are greater than expected based on prior experience; (iii) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in deterioration in loan demand, credit quality and/or borrower liquidity, among other things; (iv) changes which may occur in the regulatory environment; and (v) large and/or rapid changes in interest rates. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risk, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Interest rate risk could potentially have the largest material effect on the Bank’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk, do not generally arise in the Bank’s normal course of business activities.

The Bank’s profitability is affected by fluctuations in interest rates. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings potential. A sudden and substantial increase in interest rates may adversely impact the Bank’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same extent or on the same basis.

The Bank’s Asset Liability Management Committee (“ALCO”) monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in the net portfolio value (“NPV”) and net interest income. NPV represents the market values of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. A primary purpose of the Bank’s ALCO is to manage interest rate risk to effectively invest the Bank’s capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Bank’s exposure to interest rate risk is reviewed on a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank’s change in NPV in the event of hypothetical changes in interest rates. Further, interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank’s assets and liabilities. The ALCO is charged with the responsibility to maintain the level of sensitivity of the Bank’s net interest margin within Board approved limits.

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in prime rate. The Bank uses the Asset liability model developed by HNC, an independent third party vendor, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value of equity at each rate. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 2003. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

(In thousands)

Increase (Decrease)
in		Change in	Change in
Interest Rates	Market Value	Market Value	Market Value
(Basis Points)	Equity	Equity	Equity Percent
300	$48,330	7,812	19%
200	46,140	5,622	14%
100	43,759	3,241	8%
0	40,518	—	0%
(100)	36,796	(3,722)	-9%
(200)	32,632	(7,886)	-19%
(300)	29,332	(11,186)	-28%

The preceding table indicates that at December 31, 2003, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease.

Computation of prospective effects of hypothetical interest rate changes included in these forward-looking statements are subject to certain risks, uncertainties, and assumptions including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank could undertake in response to changes in interest rates. For more information on forward looking statements, see “FORWARD LOOKING STATEMENTS” above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation’s consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 are included in the following pages shown in the index below.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and Stockholders
United Bancorporation of Alabama, Inc.:

We have audited the accompanying consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Birmingham, Alabama
March 5, 2004

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$9,901,225	9,087,315
Federal funds sold and securities purchased under agreements to resell	14,546,400	—

Cash and cash equivalents	24,447,625	9,087,315
Investment securities available for sale, at fair value (cost of $52,908,801 and $49,414,161 at December 31, 2003 and 2002, respectively)	53,666,589	50,742,915
Loans	164,147,155	162,436,178
Less: Allowance for loan losses	2,116,060	2,116,811

Net loans	162,031,095	160,319,367
Premises and equipment, net	7,581,389	6,311,051
Interest receivable	2,078,890	2,416,841
Other assets	5,173,562	3,944,940

Total assets	$254,979,150	232,822,429

Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$42,687,610	35,939,396
Interest bearing	156,717,972	146,625,919

Total deposits	199,405,582	182,565,315
Securities sold under agreements to repurchase	13,495,670	8,140,506
Advances from Federal Home Loan Bank	10,909,975	12,827,338
Accrued expenses and other liabilities	2,216,445	1,863,529
Note payable to Trust, net of debt issuance costs of $142,459 and $152,563 in 2003 and 2002, respectively	3,982,541	3,972,437

Total liabilities	230,010,213	209,369,125
Stockholders’ equity:
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 1,181,881 and 1,161,481 shares in 2003 and 2002, respectively	11,819	11,615
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	—	—
Preferred stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	5,418,175	5,092,727
Retained earnings	19,925,926	18,398,823
Accumulated other comprehensive income, net of deferred taxes of $303,114 and $531,501 in 2003 and 2002, respectively	454,671	797,255
Less: 74,583 and 74,759 treasury shares at cost in 2003 and 2002, respectively	841,654	847,116

Total stockholders’ equity	24,968,937	23,453,304

Total liabilities and stockholders’ equity	$254,979,150	232,822,429

See accompanying notes to consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$11,277,285	11,596,575	13,029,747
Interest on investment securities:
Taxable	1,002,576	1,417,090	1,939,741
Nontaxable	939,453	921,270	957,204

Total interest on investment securities	1,942,029	2,338,360	2,896,945

Other interest income	123,250	81,789	294,187

Total interest income	13,342,564	14,016,724	16,220,879

Interest expense:
Interest on deposits	3,053,714	4,007,598	6,638,940
Interest on other borrowed funds	596,421	567,118	812,102

Total interest expense	3,650,135	4,574,716	7,451,042

Net interest income	9,692,429	9,442,008	8,769,837
Provision for loan losses	740,704	837,000	480,000

Net interest income after provision for loan losses	8,951,725	8,605,008	8,289,837
Noninterest income:
Service charges on deposits	2,127,549	1,941,267	1,607,296
Commissions on credit life insurance	66,327	52,368	61,197
Investment securities gains, net	488,647	76,995	173,214
Mortgage fee income	306,781	190,534	82,281
Other	477,315	464,403	379,969

Total noninterest income	3,466,619	2,725,567	2,303,957

Noninterest expense:
Salaries and benefits	5,360,972	4,581,132	4,221,498
Net occupancy expense	1,828,286	1,605,593	1,414,763
Other	2,424,717	2,506,111	2,244,493

Total noninterest expense	9,613,975	8,692,836	7,880,754

Earnings before income taxes	2,804,369	2,637,739	2,713,040
Income tax expense	673,353	602,847	643,470

Net earnings	$2,131,016	2,034,892	2,069,570

Basic earnings per share	$1.96	1.86	1.89
Basic weighted average shares outstanding	1,086,985	1,092,586	1,095,706
Diluted earnings per share	$1.96	1.81	1.87
Diluted weighted average shares outstanding	1,087,239	1,123,230	1,108,630

See accompanying notes to consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2003, 2002, and 2001

					Accumulated
			Additional		other		Total
		Common	paid-in	Retained	comprehensive	Treasury	stockholders'	Comprehensive
	Shares	stock	Capital	earnings	income (loss)	stock	equity	income
Balance December 31, 2000	1,156,881	$11,569	4,994,477	15,550,141	4,866	(456,580)	20,104,473
Net earnings				2,069,570	—	—	2,069,570	2,069,570
Change in fair value of investment securities available for sale, net	—	—	—	—	263,997	—	263,997	263,997

Comprehensive income								2,333,567

Cash dividends declared ($0.60 per share)	—	—	—	(658,080)	—	—	(658,080)
Amortization of difference between fair value and exercise price of stock options	—	—	12,480	—	—	—	12,480
Exercise of stock options	2,600	26	41,574	—	—	—	41,600
Sale of 468 shares of treasury stock	—		7,773	—	—	4,680	12,453

Balance December 31, 2001	1,159,481	11,595	5,056,304	16,961,631	268,863	(451,900)	21,846,493
Net earnings	—	—	—	2,034,892	—	—	2,034,892	2,034,892
Change in fair value of investment securities available for sale, net	—	—	—	—	528,392	—	528,392	528,392

Comprehensive income								2,563,284

Cash dividends declared ($0.55 per share)	—	—	—	(597,700)	—	—	(597,700)
Exercise of stock options	2,000	20	31,980	—	—	—	32,000
Purchase of treasury stock	—	—	—	—	—	(397,736)	(397,736)
Sale of 252 shares of treasury stock	—	—	4,443	—	—	2,520	6,963

Balance December 31, 2002	1,161,481	11,615	5,092,727	18,398,823	797,255	(847,116)	23,453,304
Net earnings				2,131,016			2,131,016	2,131,016
Change in fair value of investment securities available for sale, net					(342,584)		(342,584)	(342,584)

Comprehensive income								1,788,432

Cash dividends declared ($0.55 per share)				(603,913)			(603,913)
Exercise of stock options	20,400	204	326,196				326,400
Sale of 176 shares of treasury stock			(748)			5,462	4,714

Balance December 31, 2003	1,181,881	$11,819	5,418,175	19,925,926	454,671	(841,654)	24,968,937

See accompanying notes to consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$2,131,016	2,034,892	2,069,570
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	740,704	837,000	480,000
Compensation expense arising from stock option awards	—	—	12,480
Depreciation of premises and equipment	755,612	728,699	610,438
Net amortization of premium on investment securities	255,854	27,361	28,742
Gains on sales of investment securities available for sale, net	(488,647)	(76,995)	(173,214)
Gain on disposal of equipment	(14,000)	—	—
Deferred income taxes (benefit)	147,215	(24,386)	6,008
Decrease (increase) in interest receivable	(337,951)	(437,531)	599,243
Increase in other assets	(744,720)	(263,008)	(182,263)
Increase (decrease) in accrued expenses and other liabilities	488	(632,637)	(937,426)

Net cash provided by operating activities	2,445,571	2,193,395	2,513,578

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	16,828,094	11,749,795	17,477,907
Proceeds from sales of investment securities available for sale	13,121,623	1,178,070	9,443,336
Purchases of investment securities available for sale	(33,211,567)	(21,124,901)	(7,808,314)
Net increase in loans	(2,452,432)	(14,104,003)	(8,009,062)
Purchases of premises and equipment, net	(2,011,950)	(1,138,718)	(1,513,129)
Proceeds from sales of other real estate	192,000	376,490	—

Net cash provided by (used in) investing activities	(7,534,232)	(23,063,267)	9,590,738

(Continued)

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from financing activities:
Net increase (decrease) in deposits	$16,840,267	2,056,146	(11,080,510)
Net increase (decrease) in securities sold under agreements to repurchase	5,355,164	(928,786)	(1,597,262)
Cash dividends	(603,911)	(597,700)	(658,080)
Exercise of stock options	326,400	32,000	41,600
Proceeds from sale of treasury stock	35,829	6,963	12,453
Purchase of treasury stock	(31,115)	(397,736)	—
Proceeds from note payable to trust	—	3,972,437	—
Advances from FHLB	—	8,592,011	2,000,000
Repayments of advances from Federal Home Loan Bank	(617,363)	(2,000,000)	(1,653,821)
Decrease in other borrowed funds	(856,300)	(126,960)	(180,057)

Net cash provided by (used in) financing activities	20,448,971	10,608,375	(13,115,677)

Net increase (decrease) in cash and cash equivalents	15,360,310	(10,261,497)	(1,011,361)
Cash and cash equivalents, beginning of year	9,087,315	19,348,812	20,360,173

Cash and cash equivalents, end of year	$24,447,625	9,087,315	19,348,812

Supplemental disclosures:
Cash paid during the year for:
Interest	$3,778,217	5,082,436	7,843,008
Income taxes	903,000	362,000	864,980
Noncash transactions:
Transfer of loans to other real estate through foreclosure	949,303	638,238	72,000
Transfer of securities from held to maturity to available for sale	—	—	13,975,608

See accompanying notes to consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(1) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Corporation) and its wholly owned subsidiary United Bank (the Bank), collectively referred to as the Company. Significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Concentrations

The Company operates primarily in one business segment, commercial banking, in the Southwest Alabama market. As of December 31, 2003 and December 31, 2002, approximately 54% and 50%, respectively, of the Company’s loans were commercial loans. The Bank’s commercial customers are primarily small to middle market enterprises. The Bank also specializes in agricultural loans, which represented approximately 16% and 19% of the Company’s total loans at December 31, 2003 and December 31, 2002, respectively.

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

Management believes the allowance for losses on loans is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Alabama, as substantially all loans are to borrowers within the state. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     (d) Cash Equivalents

The Company considers due from banks and federal funds sold to be cash equivalents. Federal funds are generally sold for one–day periods.

     (e) Investment Securities

Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

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

Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral–dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

     (g) Allowance for Loan Losses

The ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in economic and market conditions in the geographic area served by the Company and various other factors.

Additions to the allowance for loan losses are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience and such other factors, which, in management’s judgment, deserve recognition in estimating loan losses. Loans are charged–off when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

     (h) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight–line method over the estimated useful lives of the assets.

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

     (k) Stock Option Plan

The Company applies the intrinsic value–based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming hypothetical fair value method application.

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the years ended December 31, 2003, 2002, and 2001 would have been impacted as shown in the following table:

	2003	2002	2001
Reported net earnings	$2,131,016	2,034,892	2,069,570
Compensation expense, net of taxes	26,287	24,243	11,270
Pro forma net earnings	2,104,729	2,010,649	2,058,300
Reported basic earnings per share	1.96	1.86	1.89
Proforma basic earnings per share	1.94	1.84	1.88
Reported diluted earnings per share	1.96	1.81	1.87
Pro forma diluted earnings per share	1.94	1.79	1.86

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black–Scholes option–pricing model with the weighted average assumptions listed below. No options were granted during 2003.

	2003	2002	2001
Expected life of option	n/a	5 yrs	10 yrs
Risk-free interest rate	n/a	2.89%	3.50%
Expected volatility of Company stock	n/a	12.09%	12.00%
Expected dividend yield of Company stock	n/a	2.24%	2.84%

The weighted average fair value of options granted during 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Fair value of each option granted	$—	5.99	5.29

     (l) Earnings per Share

Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share.

     (m) Business Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment–commercial banking.

     (n) Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this interpretation no later than the end of the first reporting period that end after December 15, 2004. This interpretation must be applied to those entities that are considered to be special–purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company has applied FIN No. 46R in accounting for United Bancorp Capital Trust I (Trust), established on June 27, 2002. Accordingly, in the accompanying balance sheet, we have included, in other assets, our investment in the Trust of $124,000 and also included, in note payable to trust, the balance owed the Trust of $3,982,541. Except as related to the Trust, the application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of the Company.

(2) Cash and Due From Banks

The Corporation’s subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $1,778,000 and $2,110,000 at December 31, 2003 and 2002, respectively.

(3) Investment Securities

The amortized cost and fair value of investment securities available for sale at December 31, 2003 and 2002 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2003:
U.S. Treasury	$1,005,961	2,103	—	1,008,064
U.S. government agencies, excluding mortgage-backed securities	1,874,125	16,813	—	1,890,938
State and political subdivisions	23,728,597	808,012	(91,815)	24,444,794
Mortgage-backed securities	24,804,803	200,823	(180,393)	24,825,233
Corporate notes and other	1,495,315	2,245	—	1,497,560

	$52,908,801	1,029,996	(272,208)	53,666,589

2002:
U.S. Treasury	$1,517,846	10,301	—	1,528,147
U.S. government agencies, excluding mortgage-backed securities	1,500,000	5,188	(7,290)	1,497,898
State and political subdivisions	21,026,192	754,921	(60,175)	21,720,938
Mortgage-backed securities	24,878,984	652,746	(64,361)	25,467,369
Corporate notes and other	491,139	37,424	—	528,563

	$49,414,161	1,460,580	(131,826)	50,742,915

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

Those investment securities, available for sale, which have an unrealized loss position at December 31, 2003, are detailed below:

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Federal agency mortgage backed securities	13,948,868	174,412	2,338,516	5,981	16,287,384	180,393
State and political subdivisions	4,421,902	91,815	—	—	4,421,902	91,815

Total temporarily impaired securities	18,370,770	266,227	2,338,516	5,981	20,709,286	272,208

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses are mainly attributed to changes in interest rates and were less than five percent of the amortized cost. The unrealized losses on state and political subdivisions are also attributed to changes in interest rates and are considered by management to be temporary.

The amortized cost and fair value of investment securities available for sale at December 31, 2003, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value
Investment securities available for sale:
Due in one year or less	$2,101,276	2,106,117
Due after one year through five years	2,255,415	2,315,943
Due after five years through ten years	11,110,654	11,494,671
Due after ten years	12,636,653	12,924,625

Subtotal	28,103,998	28,841,356
Mortgage-backed securities	24,804,803	24,825,233

Total	$52,908,801	53,666,589

Gross gains of $491,647 and gross losses of $3,000 were realized on those sales of investment securities available for sale in 2003. Gross gains of $78,967 and gross losses of $1,972 were realized on those sales of investment securities available for sale in 2002. Gross gains of $225,376 and gross losses of $52,162 were realized on those sales of investment securities available for sale in 2001.

Securities with carrying values of $39,730,088 and $31,162,178 at December 31, 2003 and 2002, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(4) Loans and Allowance for Loan Losses

At December 31, 2003 and 2002, the composition of the loan portfolio was as follows:

	2003	2002
Commercial and financial	$89,503,784	80,446,596
Agricultural	26,218,144	30,983,309
Real estate— construction	6,791,566	8,295,383
Real estate— 1-4 family residential mortgage	30,324,415	27,784,873
Installment loans to individuals	11,309,245	14,926,017

Total	$164,147,155	162,436,178

At December 31, 2003, the Corporation had $26,218,144 of agriculture related loans as compared to $30,983,309 at December 31, 2002.

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 follows:

	2003	2002	2001
Balance, beginning of year	$2,116,811	1,993,245	1,939,307
Provision charged to earnings	740,704	837,000	480,000
Less loans charged-off	(804,067)	(765,505)	(479,901)
Plus loan recoveries	62,612	52,071	53,839

Net charge-offs	(741,455)	(713,434)	(426,062)

Balance, end of year	$2,116,060	2,116,811	1,993,245

Loans on which the accrual of interest had been discontinued or reduced amounted to $2,265,047 and $1,166,919 as of December 31, 2003 and 2002, respectively. If these loans had been current throughout their terms, interest income would have been increased by $95,877, $29,967, and $123,443, for 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, the Company had no significant impaired loans.

During 2003, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these related parties at December 31, 2003, amounted to $5,596,706. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(5) Premises and Equipment

At December 31, 2003 and 2002, premises and equipment were as follows:

	2003	2002
Land	$2,224,293	1,698,651
Buildings and leasehold improvements (depreciated over 5 to 50 years)	5,866,949	4,756,867
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	4,486,360	4,071,617
Automobiles (depreciated over 3 years)	172,804	133,475

	12,750,406	10,660,610
Less accumulated depreciation	5,169,017	4,349,559

	$7,581,389	6,311,051

Depreciation expense for the year ended December 31, 2003, 2002, and 2001 was $755,612, $728,699, and $610,438, respectively.

(6) Deposits

At December 31, 2003 and 2002, deposits were as follows:

	2003	2002
Noninterest bearing accounts	$42,687,610	35,939,396
NOW accounts	22,416,265	18,336,858
Money market investment accounts	11,066,510	8,508,315
Savings account	18,163,882	16,961,888
Time deposits:
Certificates of deposit less than $100,000	68,134,692	73,507,943
Certificates of deposit greater than $100,000	36,936,624	29,310,915

Total deposits	$199,405,582	182,565,315

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

At December 31, 2003, 2002, and 2001 interest expense on deposits was as follows:

	2003	2002	2001
NOW accounts	$196,595	308,699	667,566
Money market investment accounts	250,294	109,583	108,637
Savings accounts	68,745	143,988	288,203
Time deposits:
Certificates of deposit less than $100,000	1,933,281	2,403,927	3,771,353
Certificates of deposit greater than $100,000	604,799	1,041,401	1,803,181

Total interest expense on deposits	$3,053,714	4,007,598	6,638,940

At December 31, 2003, the contractual maturities of time deposits are as follows:

Due in one year	$79,756,104
Due in one to two years	12,250,025
Due in two to three years	4,670,989
Due in three to four years	4,794,916
Due in four to five years	3,599,282

105,071,316

During 2003, certain executive officers and directors of the Corporation were deposit customers of the Bank. Total deposits outstanding to these related parties at December 31, 2003, amounted to $1,839,960.

(7) Securities Sold Under Agreements to Repurchase

The maximum amount of outstanding securities sold under agreements to repurchase during 2003 and 2002 was $23,938,825 and $15,503,292, respectively. The weighted average borrowing rate at December 31, 2003 and 2002 was 0.13% and 0.77%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2003 and 2002 was $13,815,267 and $10,753,068, respectively. The weighted average borrowing rate during the years ended December 31, 2003 and 2002 was 0.18% and 0.77%, respectively. Securities underlying these agreements are under the Company’s control.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(8) Borrowed Funds

The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 2003:

Maturity date		Interest rate
March 2004		2.35%	$1,500,000
September 2004		2.53%	1,000,000
June 2006		7.19%	43,075
September 2007		2.82%	5,000,000
March 2011		4.22%	2,000,000
May 2012		7.41%	99,733
July 2017		6.93%	910,000
August 2017		6.84%	149,875
July 2020		7.54%	207,292

	Total (weighted average rate of 3.52%)		$10,909,975

At December 31, 2003 and 2002, the advances were collateralized by a blanket pledge of first-mortgage residential loans in the amount of $25,306,748 and $27,784,873, respectively.

Scheduled maturities of long-term debt are as follows:

2004	$2,500,000
2005	—
2006	43,075
2007	5,000,000
2008	—
Thereafter	7,349,441

$14,892,516

(9) Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 was allocated as follows:

	2003	2002	2001
Income from continuing operations	$673,353	602,846	643,470
Stockholders’ equity, for other comprehensive income	$(228,388)	352,262	175,994

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Current:
Federal	$490,776	529,675	580,936
State	35,362	97,557	56,526

Total	526,138	627,232	637,462

Deferred:
Federal	129,620	(21,395)	7,866
State	17,595	(2,991)	(1,858)

Total	147,215	(24,386)	6,008

Total income tax expense	$673,353	602,846	643,470

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2003	2002	2001
Income tax at statutory rate	$955,203	896,832	922,434
Increase (decrease) resulting from:
Tax exempt interest	(353,753)	(318,970)	(342,371)
Interest disallowance	21,127	27,090	46,908
Deferred compensation	—	2,380	10,077
State income tax net of federal benefit	34,952	62,414	36,081
Premium amortization on tax exempt investment securities	7,030	4,352	8,722
Cash surrendered value of life insurance	(32,459)	(39,677)	(34,962)
Other, net	41,253	(31,575)	(3,419)

	$673,353	602,846	643,470

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$486,131	492,274
Other real estate, principally due to differences in carrying value	67,001	81,961
Accrued expenses	20,247	19,579
Security writedown	—	4,427
Other	61	179

Total deferred tax assets	573,440	598,420

Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	345,223	231,062
Investment securities available for sale	303,110	531,498
Discount accretion	59,379	51,277
Other	522	550

Total deferred tax liabilities	708,234	814,387

Net deferred tax asset (liability)	$(134,794)	(215,967)

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

December 31, 2003, 2002, and 2001

(10) Stock Option Plan

The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 77,000 shares of Class A Stock. The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2000	40,040	$19.65
Granted	4,080	32.50
Surrendered	—	—
Exercised	(2,600)	16.00

Balance at December 31, 2001	41,520	21.14
Granted	22,080	31.50
Surrendered	(5,000)	31.50
Exercised	(2,000)	16.00

Balance at December 31, 2002	56,600	24.57
Granted	—
Surrendered	—
Exercised	(20,400)	16.00

Balance at December 31, 2003	36,200

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

Stock options outstanding and exercisable on December 31, 2003 and 2002 were as follows:

	2003

		Weighted
		average
		remaining
	Shares under	contractual
Exercise price per share	option	life in years
Outstanding:
$16.00	2,800	5.0
22.50	4,080	5.0
25.74	4,080	6.0
31.30	4,080	7.0
31.50	17,080	9.0
32.50	4,080	8.0

	36,200

Exercisable:
$16.00	2,800	5.0
22.50	4,080	5.0
25.74	4,080	6.0
31.30	3,264	7.0
31.50	6,832	9.7
32.50	2,448	8.0

	23,504

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

2002
		Weighted
		average
		remaining
	Shares under	contractual
Exercise price per share	option	life in years
Outstanding:
$16.00	23,200	6.0
22.50	4,080	6.0
25.74	4,080	7.0
31.30	4,080	8.0
31.50	17,080	10.0
32.50	4,080	9.0

	56,600

Exercisable:
$16.00	23,200	6.0
22.50	4,080	6.0
25.74	3,264	7.0
31.30	2,448	8.0
31.50	1,016	10.0
32.50	1,632	9.0

	35,640

(11) Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Diluted earnings per share:
Basic weighted average common shares outstanding	1,086,985	1,092,586	1,095,706
Effect of the assumed exercise of stock options—based on the treasury stock method using average market price	254	30,644	12,924

Diluted weighted average common shares outstanding	1,087,239	1,123,230	1,108,630

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(12) Employee Benefit Plans

Employees become eligible in the Company’s 401(k) Employee Incentive Savings Plan after completing six months of service and attaining age 20.5. Eligible employees can contribute a minimum of 1% up to 10% of salary to the plan. The Company contributes twenty-five cents for each dollar the employee contributes, up to 4% of the employee’s salary. Total Company contributions to the plan during 2003, 2002, and 2001 were $71,553, $31,189, and $28,829, respectively.

The Company also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the
401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $86,200, $114,000, and $110,600 were made in 2003, 2002, and 2001, respectively.

(13) Fair Value of Financial Instruments

The assumptions used in estimating the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

(a) Cash, Cash Equivalents, and Interest Earning Deposits With Other Financial Institutions

Fair value approximates the carrying value of such assets.

(b) Investment Securities

The fair value of investment securities is based on quoted market prices.

(c) Loans

The fair value of loans is calculated using discounted cash flows and excludes lease-financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

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

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(f) FHLB and Other Borrowed Funds

The fair value of the Company’s other borrowed funds approximates the carrying value of such liabilities. The fair value of FHLB advances is based on current borrowing rates.

(g) Commitments to Extend Credit and Standby Letters of Credit

There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and short-term investments	$24,448	24,448	9,087	9,087
Investment securities	52,909	53,667	50,743	50,743
Loans, net of unearned income and allowance for loan losses	164,147	164,536	160,319	163,681
Financial liabilities:
Deposits	199,406	200,263	182,565	183,805
Securities sold under agreements to repurchase	13,496	13,496	8,141	8,141
Other borrowed funds	564	564	289	289
FHLB advances	10,910	11,360	12,827	13,486

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(14) Dividends From Subsidiary

Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total “risk–weighted” assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 2003, the Bank could have declared dividends of approximately $6,235,478 without prior approval of regulatory authorities.

(15) Comprehensive Income

The following is a summary of the components of other comprehensive income:

	Year ended December 31
	2003	2002	2001
Other comprehensive income before tax:
Unrealized holding gains arising during the period, net	$1,059,620	957,649	613,205
Less reclassification adjustment for gains included in net earnings	488,647	76,995	173,214

Other comprehensive income, before income taxes	570,973	880,654	439,991
Income tax expense related to other comprehensive income:
Unrealized holding gains arising during the period, net	423,848	383,060	245,280
Less reclassification adjustment for gains included in net income	195,459	30,798	69,286

Total income tax expense related to other comprehensive income	228,389	352,262	175,994

Other comprehensive income, after taxes	$342,584	528,392	263,997

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(16) Litigation

The Company is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Company.

(17) Commitments

The Company leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003, are as follows:

Years ending December 31:
2004	$89,746
2005	78,540
2006	44,790
2007	30,790
2008	—
Thereafter	—

$243,866

Rental expense for all operating leases charged to earnings aggregated $112,446, $108,463, and $105,625 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company is a party to financial instruments with off—balance—sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance-sheet instruments.

The financial instruments whose contract amounts represent credit risk as of December 31, 2003, are as follows:

Commitments to extend credit	$19,246,858
Standby letters of credit	1,941,100

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

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

(18) Other Noninterest Income and Expense

Components of other noninterest expense exceeding 1% of the total of interest income and other income for any of the years ended December 31, 2003, 2002, and 2001, respectively, include the following:

	2003	2002	2001
Data processing fees	$15,457	34,956	247,584
Supplies expenses	232,192	272,756	214,006

(19) Regulatory Matters

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Corporation and its subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk-weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk-weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2003, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its significant subsidiary banks at December 31, 2003 and 2002:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
United Bancorporation	$30,754	16.45%	$28,638	15.31%	$28,638	11.30%
United Bank	26,832	14.63%	24,716	13.48%	24,716	9.74%
As of December 31, 2002:
United Bancorporation	$28,897	16.16%	$26,781	14.98%	$26,781	11.75%
United Bank	24,640	13.92%	22,523	12.73%	22,523	9.69%

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(20) Parent Company Financial Information

The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) follows:

(Parent Company Only)
Condensed Balance Sheet Information
December 31, 2003 and 2002

Assets	2003	2002
Cash	$381,204	2,630,235
Dividend receivable from subsidiary bank	332,189	—
Premises and equipment	3,293,355	1,689,351
Investment in subsidiaries	25,293,963	23,447,861

Total assets	$29,300,711	27,767,447

Liabilities and Stockholders’ Equity
Other liabilities	$349,233	341,706
Note payable to Trust, net of debt issuance costs of $142,459 and $152,563 in 2003 and 2002, respectively	3,982,541	3,972,437

Total liabilities	4,331,774	4,314,143
Stockholders’ equity:
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 1,181,881 and 1,161,481 shares in 2003 and 2002, respectively	11,819	11,615
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	—	—
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued	—	—
Additional paid-in capital	5,418,175	5,092,727
Retained earnings	19,925,926	18,398,823
Accumulated other comprehensive income, net of tax	454,671	797,255
Less: 74,583 and 74,759 treasury shares at cost in 2003 and 2002, respectively	841,654	847,116

Total stockholders’ equity	24,968,937	23,453,304

Total liabilities and stockholders’ equity	$29,300,711	27,767,447

(Parent Company Only)
Condensed Statements of Operations Information
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Income:
Cash dividends from subsidiary	$332,189	271,684	659,055
Other	78,055	40,200	43,550
Expense:
Salaries and benefits	—	—	12,480
Interest on other borrowed funds	199,392	116,518	—
Other	272,024	115,099	90,794

Earnings before equity in undistributed earnings of subsidiary	(61,172)	80,267	599,331
Equity (loss) in undistributed earnings of subsidiary	2,192,188	1,954,625	1,470,239

Net earnings	$2,131,016	2,034,892	2,069,570

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Financial Statements

December 31, 2003, 2002, and 2001

(Parent Company Only)
Condensed Statements of Cash Flows Information
Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$2,131,016	2,034,892	2,069,570
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,192,188)	(1,954,625)	(1,470,239)
Compensation expense arising from stock option awards	—	—	12,480
Increase (decrease) in other liabilities	21,134	(52,444)	48,636
Decrease (increase) in receivables	(332,189)	384,055	32,195

Net cash provided by (used in) operating activities	(372,227)	411,878	692,642

Cash flows from investing activities:
Purchases of premises and equipment, net	(1,604,004)	(848,763)	(5,416)
Capital investment in subsidiary	—	(124,000)	—

Net cash used in investing activities	(1,604,004)	(972,763)	(5,416)

Cash flows from financing activities:
Cash dividends	(603,914)	(597,700)	(658,080)
Proceeds from private placement	—	3,972,437	—
Purchase of treasury stock	—	(397,736)	—
Proceeds from sale of treasury stock	5,462	6,963	12,453
Exercise of stock options	325,652	32,000	41,600

Net cash provided by (used in) financial activities	(272,800)	3,015,964	(604,027)

Net increase (decrease) in cash	(2,249,031)	2,455,079	83,199
Cash, beginning of year	2,630,235	175,156	91,957

Cash, end of year	$381,204	2,630,235	175,156

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

(a) Based on evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation’s disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2003 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The financial statements listed in the Index to Financial Statements contained in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

(2)	Financial statement schedules have been omitted as inapplicable.

(3)	The Exhibits listed below are filed as part of this Report. Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 14(c) are identified by an asterisk (*).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant(Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.1	Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.2	Supplemental Agreement between United Bank, the Registrant and Robert R. Jones III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

10.3	1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

10.4	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.

10.5	Supplemental Compensation Agreement and Amendment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).*

10.6	Placement Agreement for Floating Rate Cumulative Trust Preferred Securities of United Bancorp Capital Trust I effective as of June 27, 2002 among the Registrant, United Bancorp Capital Trust I and SAMCO Capital Markets, a division of Service Asset Management Company (Incorporated by reference herein from Exhibit 1.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.7	Indenture effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference herein from Exhibit 4.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.8	United Bancorp Capital Trust I Amended and Restated Trust Agreement effective as of June 27, 2002, among the Registrant as Depositor, Wells Fargo Bank, National Association, as Property Trustee, Wells Fargo Delaware Trust Company, as Resident Trustee and Robert R. Jones, III, Mitchell D. Staples and Charles E. Karrick, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.9	Trust Preferred Securities Guarantee Agreement effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association (Incorporated by reference herein from Exhibit 4.3 to the Registrant’s report on Form 8-K dated June 27, 2002).

21	Subsidiaries of the Registrant.

23	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

(b)	No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC. (Registrant)

BY:	/s/ Robert R. Jones, III

Robert R. Jones, III President and Chief Executive Officer March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES		CAPACITY IN WHICH SIGNED	DATE
/s/	Robert R. Jones, III	President, Chief	March 26, 2004
Executive Officer, and Director
Robert R. Jones, III

/s/	Mitchell D. Staples	Treasurer	March 26, 2004
(principal financial and principal accounting officer)
Mitchell D. Staples

/s/	H. Leon Esneul	Director	March 26, 2004

H. Leon Esneul

/s/	David D. Swift	Director	March 26, 2004

David D. Swift

/s/	William J. Justice	Director	March 26, 2004

William J. Justice

/s/	Dale M. Ash	Director	March 26, 2004

Dale M. Ash

/s/	William C. Grissett	Director	March 26, 2004

William C. Grissett

/s/	L. Walter Crim	Director	March 26, 2004

L. Walter Crim

INDEX TO EXHIBITS

Exhibit

21	Subsidiaries of the Registrant.

23	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350