Form 10-Q
period 2004-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2004-05-17
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 2-78572

UNITED BANCORPORATION OF ALABAMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Nashville Avenue, Atmore, Alabama	36502

(Address of principal executive offices)	(Zip Code)

(251) 368-2525
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2004.

Class A Common Stock	1,108,339 Shares
Class B Common Stock	-0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2004

2

Item 1.

United Bancorporation of Alabama, Inc.
and Subsidiary

Condensed Consolidated
Balance Sheets

	March 31,	December 31,
	2004	2003
	Unaudited	Audited
Assets:
Cash and due from banks	$9,122,295	$9,901,225
Federal funds sold	6,251,161	14,546,400

Cash and cash equivalents	$15,373,456	$24,447,625
Securities available for sale (amortized cost of $57,073,901 and $52,908,801 respectively)	58,546,701	53,666,589
Loans	180,696,387	164,147,155
Allowance for loan losses	2,185,906	2,116,060

Net loans	178,510,481	162,031,095
Premises and equipment, net	7,544,514	7,581,389
Interest receivable and other assets	7,028,690	7,393,911

Total assets	267,003,843	255,120,609

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	45,541,513	42,687,610
Interest bearing	162,852,955	156,717,972

Total deposits	208,394,468	199,405,582
Securities sold under agreements to repurchase	17,355,003	13,495,670
Other borrowed funds	9,368,693	10,909,975
Accrued expenses and other liabilities	1,776,553	2,216,445
Note payable to Trust	4,124,000	4,124,000

Total liabilities	241,018,717	230,151,672
Stockholders’ equity:
Class A common stock. Authorized 5,000,000 shares of $.01 par value; 1,181,881 shares issued	11,819	11,819
Class B common stock of $.01 par value. Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Additional Paid in Capital	5,417,707	5,418,175
Accumulated other comprehensive income,net of tax	883,680	454,671
Retained earnings	20,386,938	19,925,926

	26,700,145	25,810,591
Less: 74,506 and 74,583 treasury shares, at cost, respectively	839,019	841,654

Total stockholders’ equity	25,861,126	24,968,937

Total liabilities and stockholders’ equity	$267,003,843	$255,120,609

3

United Bancorporation of Alabama, Inc.
And Subsidiary

Condensed Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Interest income:
Interest and fees on loans	$2,688,542	$2,755,608
Interest on investment securities available for sale:
Taxable	303,068	310,695
Nontaxable	251,227	240,671

Total investment income	554,295	551,366
Other interest income	27,126	16,042

Total interest income	3,269,963	3,323,016
Interest expense:
Interest on deposits	653,641	856,890
Interest on other borrowed funds	144,761	143,335

Total interest expense	798,402	1,000,225

Net interest income	2,471,561	2,322,791
Provision for loan losses	180,000	186,000

Net interest income after provision for loan losses	2,291,561	2,136,791
Noninterest income:
Service charge on deposits	588,242	484,427
Commission on credit life	13,697	8,775
Investment securities gains, net	3,268	140,316
Other	191,503	212,542

Total noninterest income	796,710	846,060
Noninterest expense:
Salaries and benefits	1,361,796	1,304,148
Net occupancy expense	458,398	415,125
Other	629,775	625,082

Total non-interest expense	2,449,969	2,344,355
Earnings before income tax expense	638,302	638,496
Income tax expense	177,288	170,210

Net earnings	$461,014	$468,286

Basic earnings per share	$0.42	$0.43
Diluted earnings per share	$0.42	$0.43
Basic weighted average shares outstanding	1,107,722	1,086,798

Diluted weighted average shares outstanding	1,108,373	1,100,717

Statement of Comprehensive Income
Net Income	$461,014	$468,286
Other Comprehensive Income, net of tax:
Unrealized holding gain arising during the period	429,009	198,166
Less: Reclassification adjustment for gains included in net income.	1,961	103,132

Comprehensive income	$888,062	$563,320

4

United Bancorporation of Alabama, Inc.
and Subsidiary

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Operating Activities
Net Income	$461,014	468,286
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Provision for Loan Losses	180,000	186,000
Depreciation on Premises and Equipment	201,643	181,357
Accretion of Investment Securities Available for Sale	(38,546)	(43,703)
Gain on Sale of Investment Securities Available for Sale	(3,268)	(140,316)
(Increase) Decrease in Interest Receivable and Other Assets	239,761	(537,117)
Decrease in Accrued Expenses and Other Liabilities	(586,963)	(136,977)

Net Cash Provided (Used) by Operating Activities	453,641	(22,470)
Investing Activities
Proceeds From Sales of Investment Securities Available for Sale	1,500,300	2,844,962
Proceeds From Maturities of Investment Securities Available for Sale	1,620,998	6,161,973
Purchases of Investment Securities Available for Sale	(7,244,582)	(5,282,560)
Net Increase in Loans	(16,659,386)	(797,102)
Purchases of Premises and Equipment	(164,767)	(604,941)
Purchases of Other Real Estate	(16,000)	—

Net Cash Provided (Used) by Investing Activities	(20,963,437)	2,322,332
Financing Activities
Net Increase in Deposits	9,112,885	7,951,698
Net Increase in securities sold under agreement to repurchase	3,859,333	898,455
Proceeds from Sale of Treasury Stock	2,166	4,712
Increase (Decrease) in Other Borrowed Funds	(1,538,757)	(1,674,034)

Net Cash Provided by Financing Activities	11,435,627	7,180,831

Increase (Decrease) in Cash and Cash Equivalents	(9,074,169)	9,480,693
Cash and Cash Equivalents at Beginning of Period	24,447,625	9,087,315

Cash and Cash Equivalents at End of Period	$15,373,456	18,568,008

Supplemental disclosures
Cash paid during the year for:
Interest	$803,337	$1,020,005

Income Taxes	$—	$100,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	$16,000	$—

5

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 – General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 – Earnings per Share

Basic earnings per share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three months ended March 31, 2004 and 2003. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings per share for the three months ended March 31, 2004 and 2003 were computed by dividing net earnings by the weighted average number of shares of common stock adjusted for the dilutive effects of the shares subject to options awarded under the Corporation’s Stock Option Plan, based on the treasury stock method using the average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31
	2004	2003
Diluted earnings per share	$0.42	0.43
Weighted average common shares outstanding	1,107,722	1,086,798
Effect of the assumed exercise of stock options based on the treasury stock method using average market price*	651	13,919

Total weighted average common shares and potential common shares outstanding	1,108,373	1,100,717

*10,144 and 2,448 shares subject to outstanding options for the three months ended March 31, 2004 and 2003, respectively, were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price or the options were not vested.

NOTE 3 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31 ($ in thousands):

	2004	2003
Balance at beginning of period	$2,117	2,116
Provision charged to expense	180	186
Loans charged off	121	53
Recoveries	11	7

Balance at end of period	$2,187	2,256

NOTE 4 – Operating Segments

Statement of Financial Accounting Standard 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Corporation operates in only one segment – commercial banking.

NOTE 5 – New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special–purpose entities no later than as of the end of the first reporting period that ended after December 15, 2003.

For any variable interest entities (“VIEs”) that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company has applied FIN No. 46R in accounting for United Bancorp Capital Trust I (“Trust”), established on June 27, 2002. Accordingly, the accompanying balance sheet includes, in other assets, the Company’s investment in the Trust of $124,000 and also includes, in “Note payable to Trust”, the balance owed the Trust net of issuance cost of $3,985,067. Except as related to the Trust, the application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. The adoption of this new standard did not have an impact on the consolidated financial position or results of operations of the Company.

In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, which addresses accounting for differences between contractual cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (“accretable yield”) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (“nonaccretable difference”) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is currently assessing the potential impact of this SOP to the Consolidated Financial Statements.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 105, which summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

NOTE 6– STOCK BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.

Statement of Financial Accounting Standard (“SFAS”) No. 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming hypothetical fair value method application.

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the three months ended March 31, 2004, and 2003, would have been impacted as shown in the following table:

	2004	2003
Reported net earnings	$461,014	$468,286
Compensation expense, net of taxes	6,835	4,411

Pro forma net earnings	454,179	463,875

Reported basic earnings per share	$0.42	$0.43
Pro forma basic earnings per share	$0.41	$0.43
Reported diluted earnings per share	$0.42	$0.43
Pro forma diluted earnings per share	$0.41	$0.42

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

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

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”) and its principal subsidiary for the three months ended March 31, 2004, and 2003. This review should be used in conjunction with the condensed consolidated financial statements included in this Form 10-Q.

Three Months ended March 31, 2004 and 2003, Compared

Summary

Net income for the three months ended March 31, 2004 decreased by $7,272, or 1.55%, as compared to the same period in 2003. A $95,687 increase in earnings from operations for the 2004 period was more than offset by a decrease of $100,550 in after tax gains on sale of investments.

Net Interest Income

Total interest income decreased $53,053 or 1.60%, in 2004. Average interest-earning assets were $239,069,878 for the first three months of 2004, as compared to $216,552,259 for the same period in 2003, an increase of $22,517,619, or 10.40%. A substantial portion of the increase is due to an increase in deposits by one existing Bank customer. These deposits were invested in earning assets. The average rate earned in 2004 was 5.21% as compared to 6.02% in 2003, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during the first half 2003.

Total interest expense decreased by $201,823, or 20.18%, in 2004, when compared to the same period in 2003. Average interest bearing liabilities increased to $187,520,945 in 2004 from $173,011,611 in 2003, an increase of $14,509,334, or 8.39%. The average rate paid fell to 1.60% in 2004 as compared to 2.27% in 2003.

This decrease in interest expense can be attributed to higher interest rates paid in 2003 on slower repricing deposits, compared to lower rates paid on deposits which have repriced in 2004 at the current lower interest rates.

Net interest margin decreased to 4.46% for the first three months of 2004 as compared to 4.70% for the same period in 2003. This decrease is the result of portions of the investment portfolio either prepaying or being sold, with proceeds reinvested in securities yielding lower interest rates.

Noninterest Income

Service charges on deposits increased $103,815, or 21.43%, for the first three months of 2004. This increase is primarily due to an increase in insufficient fund charges on checks, which increased $89,705 or 26.14% over the three months ended March 31, 2003. Total noninterest income decreased $49,351 or 5.83% for the first three months of 2004. Gains on sale of investments decreased to $3,268 in 2004, as compared to $140,316 in 2003. Management elected to capture the gains on securities in 2003, given their assessment of a high probability that these interest bearing securities would be called at par in future periods. Commissions on credit life insurance increased $4,972 in 2004, or 56.09%. Other income decreased during the first three months of 2004 by $21,040 or 9.90%. This decrease is primarily the result of reduced fees collected on loans originated for third party mortgage companies. The fees associated with these refinancings of existing mortgages have decreased $28,680 or 36.10% which more than offset increases in other types of other income.

Noninterest Expense

Total noninterest expense increased $105,614, or 4.51% during the first three months of 2004.

Salaries and benefits increased $57,648, or 4.42%, in the first three months of 2004 primarily due to annual merit increases and the addition of two branches. Net occupancy expense increased $43,273 or 10.42% in the first three months due to the addition of two new branches. Other expenses increased $4,693, or 0.75%, during the first three months of 2004.

Provision for Loan Losses

The provision for loan losses decreased to $180,000 for the first three months of 2004 as compared to $186,000 for the same period in 2003. This decrease was based on a determination as of March 31, 2004 of the credit quality of the current loan portfolio. See further discussion under Allowance for Loan Losses below.

Income Taxes

Earnings before taxes for the first three months of 2004 were $638,302 as compared to $638,497 for the first three months of 2003, a decrease of $195, or 0.03%. Income tax expense for the first three months increased to $177,288 or by 4.16%, when compared to $170,210 for the same period in 2003. The effective tax rate increased to 27.77% from 26.65%.

Financial Condition and Liquidity

Total assets on March 31, 2004 increased $11,883,234, or 4.66%, from December 31, 2003. Average total assets for the first three months of 2004 were $264,118,448. The loan (net of allowance) to deposit ratio on March 31, 2004, was 85.66% as compared to 81.25% on December 31, 2003.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of March 31, 2004 decreased to $6,251,161, from $14,546,400 at December 31, 2003. This decrease is attributable to the increase in loan demand and the increased purchase of investments.

Loans

Net loans increased by $16,479,386 or 10.17% at March 31, 2004, from December 31, 2003. Agricultural lending attributed to the majority of this loan growth. Agricultural loans are normally originated in the winter and spring of the year with funding taking place until the fall.

Allowance for Loan Losses

The allowance for possible loan losses represents 1.21% of gross loans at March 31, 2004, as compared to 1.29% at year-end 2003. This decrease was due primarily to the determination of an increase in credit quality of the portfolio.

Loans on which the accrual of interest had been discontinued has decreased to $1,900,699 at March 31, 2004, as compared to $2,265,047 at December 31, 2003.

Net charged-off loans for the first three months of 2004 were $110,000, as compared to $46,000 for the same period in 2003.

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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned loan classifications as follows: monitor (5%), substandard (15%), doubtful (50%), loss (100%) and specific reserves based on identifiable losses. Any loan-categorized loss is charged off in the period in which the loan is so categorized.

The nonclassified portion of the allowance is for inherent losses which probably exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, non-accrual and delinquent loans and the general economic environment in the Corporation’s markets. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

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

Non-performing Assets

The following table sets forth the Corporation’s non-performing assets at March 31, 2004 and December 31, 2003. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due, except for credit cards, which continue to accrue interest.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These loans were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At March 31, 2004 the Bank had $35,734 in impaired loans compared to $100,318 at December 31, 2003.

		March 31,	December 31,
		2004	2003
		(Dollars in Thousands)
	Description
A	Loans accounted for on a nonaccrual basis	$1,901	$2,265
B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$11	$15
C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	$303	$229
D	Other non- performing assets	$1,124	$1,108

Investment Securities

Total investments available for sale have increased $4,880,112 at March 31, 2004 as compared to December 31, 2003. The Bank has purchased securities in order to increase the yields of the earning assets.

Premises and Equipment

Premises and equipment decreased $36,875 during the first quarter of 2004. The Bank opened one new branch in 2004, and most of this cost was capitalized in late 2003. The Corporation expects premises and equipment expenditures to continue to increase as the Bank continues to expand in new markets.

Deposits

Total deposits increased $9,112,885, or 4.57%, at March 31, 2004 from December 31, 2003. Noninterest bearing deposits increased $2,977,902 at March 31, 2004. Interest bearing deposits increased $6,134,983 at March 31, 2004. The majority of this increase is due to one depositor.

Liquidity

One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to purse avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2004 is considered adequate by management. See Item 3 below.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on March 31, 2004, was $25,861,126, an increase of $892,189, or 3.57%, over December 31, 2003. This increase is primarily due to current period earnings, together with the unrealized gains on securities available for sale, and the sale of stock under the Employee Stock Purchase Plan.

Primary capital to total assets at March 31, 2004, was 9.70%, as compared to 9.79% at year-end 2003. Total capital and allowances for loan losses to total assets at March 31, 2004, was 10.51%, as compared to 10.62% at December 31, 2003. The Corporation’s risk based capital was $31,287,000, or 13.87%, at March 31, 2004, as compared to $30,754,000, or 16.45%, at year-end 2003 compared to the minimum requirement of 8.00%. Based on management’s projections, internally generated capital and the capital previously raised by issuance of a note payable to trust should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Bank to further access external funding sources. There can be no assurance that such funding source will be available to the Corporation.

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46 (see Note 5 above), which required deconsolidation of subordinated beneficial interests. As a result of FASB’s Interpretation, questions have been raised whether Trust Preferred Securities would still qualify for treatment as Tier 1 Capital which comprises substantially all of the Corporation’s risk based capital, given the new accounting treatment. In July of 2003, the Federal Reserve instructed bank holding companies to continue to include Trust Preferred Securities in Tier 1 Capital for regulatory capital purposes, until notice is given to the contrary. Management does not expect the final rules will result in the immediate elimination of existing Trust Preferred Securities as Tier 1 Capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Bank manages other risk, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Interest rate risk could potentially have the largest material effect on the Bank’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk, generally do not arise in the Bank’s normal course of business activities to any significant extent.

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

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of March 31, 2004. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates		Change in Market	Change in Market
(Basis Points)	Market Value Equity	Value Equity	Value Equity %
300	48,477	7,682	19
200	46,753	5,958	15
100	44,048	3,253	8
0	40,795	—	—
-100	36,867	(3,928)	(10)
-200	32,643	(8,152)	(20)
-300	29,261	(11,534)	(28)

The preceding table indicates that at March 31, 2004, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The recent growth in variable rate loans has caused the Corporation to become more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested.

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

Item 4. Controls and Procedures

Based on evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-4(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation’s disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holder

(a)	The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 5, 2004.

(b)	The following nominees were elected as Directors of the Corporation, to serve until the 2007 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Against
Michael R. Andreoli	680,426	40
David Swift	680,426	40

The Directors of the Corporation whose terms of office continued after the 2004 Annual Meeting are as follows:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
L. Water Crim	2006
H. Leon Esneul	2006
William J Justice	2006
Dale Ash	2005
Robert R. Jones III	2005

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 9, 2004, the Corporation filed a current report on Form 8-K announcing under Item 5 the planned opening of a branch in Florida.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
Date: May 14, 2004	/s/ Robert R. Jones, III
Robert R. Jones, III
President & CEO

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 20023

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002