Form 10-Q
period 2004-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2004-08-12
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period t was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2004.

Class A Common Stock	2,217,330 Shares*
Class B Common Stock	-0- Shares

*Reflects two-for-one stock split effective June 30, 2004.

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated
Balance Sheets

	June 30,	December 31,
	2004	2003
	Unaudited	Audited
Assets:
Cash and due from banks	$11,335,005	$9,901,225
Federal funds sold	8,572,187	14,546,400

Cash and cash equivalents	$19,907,192	$24,447,625
Securities available for sale (amortized cost of $58,261,890 and $52,908,801 respectively)	57,851,362	53,666,589
Loans	188,337,976	164,147,155
Allowance for loan losses	2,337,496	2,116,060

Net loans	186,000,480	162,031,095
Premises and equipment, net	7,473,165	7,581,389
Interest receivable and other assets	7,398,791	7,393,911

Total assets	278,630,990	255,120,609

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	45,984,091	42,687,610
Interest bearing	176,017,925	156,717,972

Total deposits	222,002,016	199,405,582
Securities sold under agreements to repurchase	16,155,653	13,495,670
Other borrowed funds	10,243,126	10,909,975
Accrued expenses and other liabilities	1,184,930	2,216,445
Note payable to Trust	4,124,000	4,124,000

Total liabilities	253,709,725	230,151,672
Stockholders’ equity:
Class A common stock. Authorized 5,000,000 shares of $.01 par value; 2,363,762 and 1,181,881 shares issued respectively	23,651	11,819
Class B common stock of $.01 par value. Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Additional Paid in Capital	5,444,550	5,418,175
Accumulated other comprehensive (loss) income, net of tax	(246,317)	454,671
Retained earnings	20,538,648	19,925,926

	25,760,532	25,810,591
Less: 147,706 and 74,583 treasury shares, at cost, respectively	839,267	841,654

Total stockholders’ equity	24,921,265	24,968,937

Total liabilities and stockholders’ equity	$278,630,990	$255,120,609

United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June		June
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$2,902,448	$2,832,079	$5,590,990	$5,587,687
Interest on investment securities available for sale:
Taxable	299,800	261,742	602,868	572,437
Nontaxable	256,223	226,480	507,450	467,151

Total investment income	556,023	488,222	1,110,318	1,039,588
Other interest income	23,647	34,833	50,773	50,875

Total interest income	3,482,118	3,355,134	6,752,081	6,678,150
Interest expense:
Interest on deposits	726,897	808,012	1,380,538	1,664,902
Interest on other borrowed funds	138,277	162,377	283,038	305,712

Total interest expense	865,174	970,389	1,663,576	1,970,614

Net interest income	2,616,944	2,384,745	5,088,505	4,707,536
Provision for loan losses	180,000	162,704	360,000	348,704

Net interest income after provision for loan losses	2,436,944	2,222,041	4,728,505	4,358,832
Noninterest income:
Service charge on deposits	586,878	508,337	1,175,120	993,666
Commission on credit life	22,003	24,800	35,700	33,575
Investment securities gains, net	20	151,892	3,288	292,208
Other	139,142	216,302	330,645	427,943

Total noninterest income	748,043	901,331	1,544,753	1,747,392
Noninterest expense:
Salaries and benefits	1,419,620	1,313,938	2,781,416	2,618,086
Net occupancy expense	457,020	434,593	915,418	815,618
Other	741,902	548,499	1,371,677	1,207,681

Total non-interest expense	2,618,542	2,297,030	5,068,511	4,641,385
Earnings before income tax expense	566,445	826,342	1,204,746	1,464,839
Income tax expense	79,122	237,263	256,410	407,473

Net earnings	$487,323	$589,079	$948,336	$1,057,366

Basic earnings per share	$0.22	$0.27	$0.43	$0.49
Diluted earnings per share	$0.22	$0.27	$0.43	$0.48
Basic weighted average shares outstanding	2,214,779	2,173,796	2,214,719	2,173,696

Diluted weighted average shares outstanding	2,217,128	2,189,120	2,217,068	2,189,542

Cash dividends per share	$0.15	$0.125	$0.15	$0.125

Statement of Comprehensive Income
Net Income	487,323	589,079	$948,336	$1,057,366
Other Comprehensive Income, net of tax:
Unrealized holding gain arising during the period	(1,129,997)	102,547	(700,988)	300,713
Less: Reclassification adjustment for gains included in net income.	12	151,892	1,961	292,208

Comprehensive income	$(642,686)	$539,734	$245,387	$1,065,871

United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Operating Activities
Net Income	$948,336	1,057,366
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Provision for Loan Losses	360,000	348,704
Depreciation on Premises and Equipment	411,491	368,527
Accretion of Investment Securities Available for Sale	94,777	112,313
Gain on Sale of Investment Securities Available for Sale	(3,288)	(292,208)
(Gain) Loss on Disposal of Premises and Equipment	(4,850)	(13,400)
(Increase) Decrease in Interest Receivable and Other Assets	(4,880)	86,022
Decrease in Accrued Expenses and Other Liabilities	(564,190)	1,152,944

Net Cash Provided by Operating Activities	1,237,396	2,820,268
Investing Activities
Proceeds From Sales of Investment Securities Available for Sale	1,500,300	6,466,368
Proceeds From Maturities of Investment Securities Available for Sale	4,843,440	9,667,475
Purchases of Investment Securities Available for Sale	(11,788,315)	(12,831,628)
Net Increase in Loans	(24,329,385)	(4,893,205)
Purchases of Premises and Equipment	(319,521)	(1,162,401)
Proceeds From Sales of Premises and Equipment	21,104	13,400

Net Cash Provided (Used) by Investing Activities	(30,072,377)	(2,739,991)
Financing Activities
Net Increase in Deposits	22,596,434	9,193,466
Net Increase in securities sold under agreement to repurchase	2,659,983	8,624,382
Cash Dividends	(332,215)	(271,725)
Net Transactions on Treasury Stock	(2,387)	4,712
Proceeds from sale of common stock	39,581	—
Increase (Decrease) in Other Borrowed Funds	(666,848)	(2,139,672)

Net Cash Provided by Financing Activities	24,294,548	15,411,163

Increase (Decrease) in Cash and Cash Equivalents	(4,540,433)	15,491,440
Cash and Cash Equivalents at Beginning of Period	24,447,625	9,087,315

Cash and Cash Equivalents at End of Period	$19,907,192	24,578,755

Supplemental disclosures
Cash paid during the year for:
Interest	$1,672,764	$2,050,259

Income Taxes	$230,000	$483,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	$230,001	$920,000

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 – General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 – Net Earnings per Share

Basic net earnings per share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six-month periods ended June 30, 2004 and 2003. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three and six-month periods ended June 30, 2004 and 2003 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. The earnings per share amount and average common shares and potential common stock outstanding have been restated or adjusted to reflect the two-for-one stock split effected as a 100% stock dividend as of June 30, 2004. Presented below is a summary of the components used to calculate diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June		June
	2004	2003	2004	2003
Diluted earnings per share	$0.22	$0.27	$0.43	$0.48
Weighted average common shares outstanding	2,214,779	2,173,796	2,214,719	2,173,696
Effect of the assumed exercise of stock options based on the treasury stock method using average market price	2,349	15,324	2,349	15,846

Total weighted average common shares and potential common stock outstanding*	2,217,128	2,189,120	2,217,068	2,189,542

*46,080 and 28,960 shares subject to outstanding options for the three and six months ended June 30, 2004 and 2003, respectively, were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price.

NOTE 3 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

	2004	2003
Balance at beginning of year	2,117	2,117
Provision charged to expense	360	349
Loans charged off	188	215
Recoveries	49	45

Balance at end of period	2,338	2,296

At June 30, 2004 and 2003, the amounts of nonaccrual loans were $1,331,976 and $2,299,823, respectively.

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

NOTE 5 – New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ended after December 15, 2003.

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

The Company has applied FIN No. 46R in accounting for United Bancorp Capital Trust I (“Trust”), established on June 27, 2002. Accordingly, the accompanying balance sheet includes, in other assets, the Company’s investment in the Trust of $124,000 and also includes, in “Note payable to Trust”, the balance owed the Trust is $4,124,000. Except as related to the Trust, the application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE 6 – Stock Based Compensation

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

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the three and six months ended June 30, 2004, and 2003, would have been impacted as shown in the following table:

	For the three months ended		For the six months ended
	June 30		June 30
	2004	2003	2004	2003
Reported net earnings	$487,323	$589,079	$948,336	$1,057,366
Compensation expense, net of taxes	3,410	4,430	8,271	11,034

Pro forma net earnings	483,913	584,649	940,065	1,046,332

Reported basic earnings per share*	$0.22	$0.27	$0.43	$0.49
Pro forma basic earnings per share*	$0.22	$0.27	$0.42	$0.48
Reported diluted earnings per share*	$0.22	$0.27	$0.43	$0.48
Pro forma diluted earnings per share*	$0.22	$0.27	$0.42	$0.48

*Reflects two-for-one stock split effective June 30, 2004.

NOTE 7 – Subsequent Events

     On July 6, 2004, United Bank, the wholly owned subsidiary of United Bancorporation of Alabama, Inc., expanded into Florida. United Bank now offers full service banking in Jay, Florida and is evaluating expansion to additional branches in other areas of Florida.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management believes that its determination of the allowance for loan losses is a critical accounting policy and involves a higher degree of judgment and complexity than the Bank’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank’s borrowers, subjecting the Bank to significant volatility of earnings.

The allowance for loan losses is regularly evaluated by management and reviewed by the Board of Directors for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for credit losses is established through the provision for loan losses, which is a charge against earnings.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”), and its principal subsidiary for the three and six months ended June 30, 2004, and 2003, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Six Months ended June 30, 2004 and 2003, Compared

Summary

Net income for the six months ended June 30, 2004, decreased by $109,030, or 10.31%, as compared to the same period in 2003.

Net Interest Income

Total interest income increased $73,931, or 1.11%, for the first six months of 2004 as compared to the same period in 2003. Average interest-earning assets were $246,662,920 for the first six months of 2004, as compared to $202,862,155 for the same period in 2003, an increase of $43,800,765, or 21.59%. A substantial portion of the increase is due to increases in deposits by two existing Bank customers. The average rate earned on interest earning assets in 2004 was 5.24% as compared to 5.87% in 2003, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during previous years.

Total interest expense decreased by $307,038, or 15.58%, in 2004, when compared to the same period in 2003. Average interest bearing liabilities increased to $197,366,640 in 2004 from $174,574,745 in 2003, an increase of $22,791,895, or 13.06%. The average rate paid fell to 1.69% in 2004 as compared to 2.26% in 2003.

This decrease in interest expense can be attributed primarily to higher interest rates paid in 2003 on slower repricing deposits, compared to lower rates paid on deposits which have repriced in 2004 at the current lower interest rates.

Net interest margin decreased to 4.38% for the first six months of 2004 as compared to 4.58% for the same period in 2003. This decrease is the result of the interest earning assets repricing faster than the interest bearing liabilities funding the portfolios.

Noninterest Income

Total noninterest income decreased $202,639 or 11.60% for the first six months of 2004. Service charges on deposits increased $181,454, or 18.26%, for the first six months of 2004. This increase is primarily due to an increase in insufficient fund charges on checks, which increased $154,692 or 21.98%. Gains on sale of investments decreased by $288,920 in 2004, compared to 2003, when management elected capture the gains on securities given management’s assessment of a high probability that these interest bearing securities would be called at par in future periods. Commissions on credit life insurance increased $2,125 in 2004, or 6.33% as compared to 2003. Other income decreased during the first six months of 2004 by $97,298 or 22.74%. This decrease is partially attributed to a decrease of $37,720 in mortgage origination fees in 2004, and a gain on the sale of other real estate owned of $27,500 in 2003.

Noninterest Expense

Total noninterest expense increased $427,126, or 9.20% during the first six months of 2004 as compared to 2003. Salaries and benefits increased $163,330 or 6.24% in the first six months of 2004 primarily due to the addition of two new branches. Occupancy expense increased $99,800 or 12.24%, as the Bank continues expansion into new markets. Other expenses increased $163,996, or 13.58%, during the first six months of 2004. This increase is due in part to increased legal fees incurred during the quarter and subsequently reimbursed by insurance, as well as increased marketing expenses promoting the celebration of the Bank’s 100th anniversary.

Provision for Loan Losses

The provision for loan losses totaled $360,000 for the first six months of 2004 as compared to $348,704 for the same period in 2003. This slight increase is due to the growth in the loan portfolio. See further discussion under Allowance for Loan Losses below.

Income Taxes

Earnings before taxes for the first six months of 2004 were $1,204,746 as compared to $1,464,839 for the first six months of 2003, a decrease of $260,093, or 17.76%. Income tax expense for the first six months decreased by $151,063, to $256,410 or by 37.07%, when compared to $407,473 the same period in 2003. The effective tax rate decreased to 21.28% from 27.82%. This decrease is due to increases in nontaxable income as the Bank reduced its income tax expense.

Three Months Ended June 30, 2004, and 2003, Compared

Summary

Net income for the three months ended June 30, 2004 decreased $101,756, or 17.27%.

Net Interest Income

Total interest income increased $126,984, or 3.78%, in the second quarter of 2004 as compared to 2003. Average interest-earning assets were $254,255,961 for the second three months of 2004, as compared to $225,172,019 for the same period in 2003, an increase of $29,083,942, or 12.92%. A substantial portion of the increase is due to increases in deposits by two existing Bank customers. The average rate earned during the second quarter of 2004 was 5.48% as compared to 5.96% in 2003, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during previous years, as loans and investments continued to reprice in the lower rate environment.

Total interest expense decreased by $105,215 or 10.84% in the second quarter of 2004, when compared to the same period in 2003. Average interest bearing liabilities increased to $203,089,335 in 2004 from $176,013,878 in 2003, an increase of $27,075,457, or 15.38%. The average rate paid fell to 1.70% in 2004 as compared to 2.21% in 2003.

The net interest margin decreased to 4.60% for the second quarter of 2004, as compared to 4.72% for the same period in 2003. This was due to interest rates being higher during the second quarter of 2003 than in the second quarter of 2004, because the decrease in interest rates by the Federal Reserve Board did not occur until the end of June 2003.

Provision for Loan Losses

The provision for loan losses totaled $180,000 for the second quarter of 2004 as compared to $162,704 for the same period in 2003. The provision reflected both the growth and improvement in credit quality in the loan portfolio. See further discussion under Allowance for Loan Losses below.

Noninterest Income

Total noninterest income decreased $153,288 or 17.01% for the second quarter of 2004. Service charges on deposits increased $78,541, or 15.45%, for the second quarter of 2004 as compared to 2003. This increase is primarily due to an increase in insufficient fund charges on checks, which increased $64,987. Gains on sale of investments decreased by $151,872 in the second quarter of 2004 as compared to 2003, when management elected to capture the gains on interest bearing securities given the assessment of a high probability that the securities would be called at par in future periods. Commissions on credit life insurance decreased $2,797, or 11.28% for the second quarter of 2004. Other income decreased during the second quarter of 2004 by $77,160 or 35.67% as compared to 2003. The majority of this decrease is from the sale of other real estate owned of $12,500, the sale of a Bank vehicle for $13,800, and dividends received of $20,390, all in 2003.

Noninterest Expense

Total noninterest expense increased $321,512, or 14.00%, during the second quarter of 2004 compared to the same quarter of 2003. Salaries and benefits increased $105,682, or 8.04%, in the second quarter 2004. This increase is primarily due to the expansion of the bank into new markets. Occupancy expense increased $22,427, or 5.16%, in the second quarter of 2004. The additional expense can also be associated with branch expansion. Other expenses increased $193,403 or 35.26% during the second quarter of 2004 as compared to 2003. This increase is attributed to increases in legal fees which were subsequently reimbursed and marketing. The Bank has also overall increases in general operating expenses due to the continued expansion, including the opening of a full service branch in Jay, Florida.

Income Taxes

     Earnings before taxes for the second quarter of 2004 were $566,445 as compared to $826,342 in the second quarter of 2003, a decrease of $259,897 or 31.45%. Income tax expense for the second quarter decreased $158,141 to $79,122, or, by 66.65%, when compared to $237,263 for the same period in 2003. The effective tax rate decreased to 13.97% from 28.71% due to a one time adjustment of holding company losses included in the tax calculation.

Financial Condition and Liquidity

Total assets on June 30, 2004, increased $23,510,381 or 9.22% from December 31, 2003. Average total assets for the first six months of 2004 were $268,937,800. The ratio of loans (net of allowance) to deposits plus repurchase agreements on June 30, 2004 was 78.10% as compared to 76.11% on December 31, 2003.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of June 30, 2004 decreased to $8,572,187, or by 41.07%, from December 31, 2003. This decrease is attributed to the increase in loans and the increase in investment securities available for sale.

Loans

Net loans increased by $23,969,385 or 14.79% at June 30, 2004, from December 31, 2003. Agricultural lending attributed to the majority of this loan growth. Agricultural loans are normally originated in the winter and spring of the year with funding taking place through the fall.

Allowance for Loan Losses

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

The allowance for possible loan losses represents 1.24% of gross loans at June 30, 2004, as compared to 1.29% at year-end 2003. This decrease was due to a combination of improved credit quality of the loan portfolio, partially offset by the growth in the agricultural portion of the portfolio.

Loans on which the accrual of interest had been discontinued has decreased to $1,331,976 at June 30, 2004, as compared to $2,265,047 at December 31, 2003. This decrease is due primarily to several unrelated commercial and some residential property loans either refinancing, paying off or being foreclosed on. Net charged-off loans for the first six months of 2004 were $139,000, as compared to $169,000 for the same period in 2003.

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at June 30, 2004 and December 31, 2003. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At June 30, 2004 the Bank had $37,726 in impaired loans, compared to $100,318 at December 31, 2003.

		June 30,	December 31,
		2004	2003
		(Dollars in Thousands)
	Description
A	Loans accounted for on a nonaccrual basis	$1,332	$2,265
B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$16	$15
C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	$303	$229
D	Other non-performing assets	$1,338	$1,108

The increase in other non-performing assets was due to foreclosure on three parcels of other real estate.

Investment Securities

Total investments available for sale have increased $4,184,773 at June 30, 2004 as compared to December 31, 2003 due to the Bank investing federal funds into higher yields in the investment portfolio.

Premises and Equipment

Premises and equipment decreased $108,224 during the first two quarters of 2004. The Bank’s establishment of a full-service branch in Florida was accomplished with relatively little initial cost, because the branch was established in facilities which were already operating as a Bank loan production office in Jay, Florida.

Deposits

Total deposits increased $22,596,434, or 11.33%, at June 30, 2004 from December 31, 2003, including $3,296,481 of noninterest bearing deposits. Interest bearing deposits increased $17,983,179 at June 30, 2004. The increase in interest bearing deposits is primarily due to two accounts, one a public entity and the other a private enterprise, which are existing customers with long-standing relationships with the Bank.

Liquidity

One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at June 30, 2004 is considered adequate by management. See Item 3 below.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on June 30, 2004, was $24,921,264, a decrease of $47,673, or 0.19%, from December 31, 2003. This net decrease is a combination of current period earnings, reduced by the unrealized loss on securities available for sale and dividends to be paid.

Primary capital to total assets at June 30, 2004, was 8.94%, as compared to 9.79% at year-end 2003. Total capital and allowances for loan losses to total assets at June 30, 2004, was 9.78%, as compared to 10.62% at December 31, 2003. The Corporation’s risk based capital was $31,630,000, or 14.77%, at June 30, 2004, as compared to $30,754,000, or 16.45%, at year-end 2003. The minimum requirement is 8.00%. Based on management’s projections, internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding source will be available to the Corporation.

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46 (see Note 5 above), which required deconsolidation of subordinated beneficial interests. As a result of FASB’s Interpretation, questions have been raised whether Trust Preferred Securities would still qualify for treatment as Tier 1 Capital, which comprises substantially all of the Corporation’s risk based capital, given the new accounting treatment. In July of 2003, the

Federal Reserve instructed bank holding companies (BHCs) to continue to include Trust Preferred Securities in Tier 1 Capital for regulatory capital purposes, until notice is given to the contrary. Management does not expect the final rules will result in the immediate elimination of existing Trust Preferred Securities as Tier 1 Capital.

On May 6, 2004, the Federal Reserve Board issued its notice of proposed rulemaking which proposed to make permanent the Federal Reserve’s treatment of Trust-preferred securities as Tier 1 capital. Some substantial commentators, including the Bank’s primary federal regulator, the FDIC, have opposed this treatment. In particular, the FDIC has advocated Tier 2 treatment for BHC-issued trust preferred. The effect of converting the Corporation’s trust preferred to Tier 2 would be to reduce the leverage ratio from 9.38% to 9.14%, and to reduce the Tier 1 risk-based ratio from 13.68% to 11.75%; such a change would not affect the total risk-based ratio.

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

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of June 30, 2004. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates		Change in Market	Change in Market
(Basis Points)	Market Value Equity	Value Equity	Value Equity %
300	52,428	7,699	17
200	50,518	5,789	13
100	47,921	3,192	7
0	44,729	—	—
-100	48,165	3,436	8
-200	44,148	(581)	(1)
-300	39,735	(4,994)	(11)

The preceding table indicates that at June 30, 2004, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase, and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The recent growth in variable rate loans has caused the Corporation to become more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested.

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

The Corporation has engaged consultants to assist the Corporation in its evaluation of internal controls in anticipation of the upcoming effectiveness of regulations under Section 404 of the Sarbanes-Oxley Act of 2002. There was no change in the Corporation’s internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Forward Looking Statements

When used or incorporated by reference herein, the words “anticipate”, “estimate”, “expect”, “project”, “target”, “goal”, and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risk, uncertainties, and assumptions including those set forth herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 5, 2004 was reported under Item 4 of the Corporation’s Form 10-Q for the quarter ended March 31, 2004, and is incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Corporation filed the following reports on Form 8-K during the quarter ended June 30, 2004:

1.	On June 1, 2004, the Corporation filed a report on Form 8-K to report that KPMG, LLP, the independent public accountants previously engaged by the Corporation, was terminating its relationship as the Corporation’s independent accountants, and on June 18, 2004, the Corporation filed an amendment to such report to reflect that KPMG, LLP declined to stand for reelection as the Corporation’s independent accountants.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
Date: August 6, 2004
/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO

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