Form 10-Q
period 2004-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2004-11-15
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2004.

Class A Common Stock	2,217,330 Shares*
Class B Common Stock	-0- Shares

*Reflects two-for-one stock split effective June 30, 2004.

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I-FINANCIAL INFORMATION
United Bancorporation of Alabama, Inc.
and Subsidiary

Item 1. Financial Statements

Condensed Consolidated
Balance Sheets

	September	December 31,
	2004	2003
	Unaudited	Audited
Assets:
Cash and due from banks	$11,193,274	$9,901,225
Federal funds sold	2,759,721	14,546,400

Cash and cash equivalents	13,952,995	24,447,625
Securities available for sale (amortized cost of $53,979,888 and $52,908,801 respectively)	54,521,034	53,666,589
Loans	198,697,663	164,147,155
Allowance for loan losses	2,432,707	2,116,060

Net loans	196,264,956	162,031,095
Premises and equipment, net	7,311,131	7,581,389
Interest receivable and other assets	9,051,592	7,393,911

Total assets	281,101,708	255,120,609

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	49,566,659	42,687,610
Interest bearing	175,250,798	156,717,972

Total deposits	224,817,457	199,405,582
Securities sold under agreements to repurchase	15,270,522	13,495,670
Other borrowed funds	9,030,276	10,909,975
Accrued expenses and other liabilities	1,658,956	2,216,445
Note payable to Trust	4,124,000	4,124,000

Total liabilities	254,901,211	230,151,672
Stockholders’ equity:
Class A common stock. Authorized 5,000,000 shares of $.01 par value; 2,363,762* and 1,181,881 shares issued respectively	23,651	11,819
Class B common stock of $.01 par value. Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Additional Paid in Capital	5,444,550	5,418,175
Accumulated other comprehensive income, net of tax	394,702	454,671
Retained earnings	21,176,612	19,925,926

	27,039,515	25,810,591
Less: 146,432* and 74,483 treasury shares, at cost, respectively	839,018	841,654

Total stockholders’ equity	26,200,497	24,968,937

Total liabilities and stockholders’ equity	$281,101,708	$255,120,609

* Reflects two-for-one stock split effective June 30, 2004.

United Bancorporation of Alabama, Inc.
And Subsidiary

Condensed Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September		September
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$3,093,692	$2,831,461	$8,684,682	$8,419,148
Interest on investment securities available for sale:
Taxable	325,431	195,871	928,299	768,308
Nontaxable	250,335	241,953	757,785	709,104

Total investment income	575,766	437,824	1,686,084	1,477,412
Other interest income	10,745	29,074	61,518	79,949

Total interest income	3,680,203	3,298,359	10,432,284	9,976,509
Interest expense:
Interest on deposits	763,359	730,805	2,143,897	2,395,707
Interest on other borrowed funds	146,300	143,693	429,338	449,405

Total interest expense	909,659	874,498	2,573,235	2,845,112

Net interest income	2,770,544	2,423,861	7,859,049	7,131,397
Provision for loan losses	180,000	186,000	540,000	534,704

Net interest income after provision for loan losses	2,590,544	2,237,861	7,319,049	6,596,693
Noninterest income:
Service charge on deposits	581,286	550,920	1,756,406	1,544,586
Commission on credit life	2,713	14,031	38,413	47,606
Investment securities gains, net	167,610	71,464	170,898	363,672
Other	124,587	178,965	455,232	606,908

Total noninterest income	876,196	815,380	2,420,949	2,562,772
Noninterest expense:
Salaries and benefits	1,521,987	1,343,601	4,303,403	3,961,687
Net occupancy expense	480,365	424,736	1,395,783	1,240,354
Other	600,417	574,816	1,972,095	1,782,497

Total noninterest expense	2,602,769	2,343,153	7,671,281	6,984,538
Earnings before income tax expense	863,971	710,088	2,068,716	2,174,927
Income tax expense	229,403	182,995	485,812	590,468

Net earnings	$634,568	$527,093	$1,582,904	$1,584,459

Basic earnings per share	$0.29	$0.24	$0.71	$0.73
Diluted earnings per share	$0.29	$0.24	$0.71	$0.72
Basic weighted average shares outstanding*	2,217,330	2,173,796	2,215,599	2,173,730

Diluted weighted average shares outstanding*	2,219,679	2,188,112	2,217,948	2,189,078

Cash dividend per share*	$—	$—	$0.15	$0.125

Statement of Comprehensive Income
Net Income	634,568	527,093	$1,582,904	$1,584,458
Other Comprehensive Income, net of tax:
Unrealized holding gain arising during the period	641,019	(611,123)	(59,969)	(310,411)
Less: Reclassification adjustment for gains included in net income.	100,566	42,878	102,539	218,203

Comprehensive income	$1,175,021	$(126,908)	$1,420,396	$1,055,844

* Reflects two-for-one stock split effective June 30, 2004.

United Bancorporation of Alabama, Inc.
and Subsidiary

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Operating Activities
Net Income	$1,582,904	1,584,458
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	540,000	534,704
Depreciation on Premises and Equipment	605,991	561,884
Accretion of Investment Securities Available for Sale	128,766	203,880
Gain on Sale of Investment Securities Available for Sale	(170,898)	(363,672)
Gain on Sale of Other Real Estate	(897)	—
Gain on Disposal of Premises and Equipment	(4,850)	(13,400)
Increase in Interest Receivable and Other Assets	(1,431,783)	(2,798,253)
Decrease in Accrued Expenses and Other Liabilities	(517,509)	(97,585)

Net Cash Provided (Used) by Operating Activities	731,724	(387,984)
Investing Activities
Proceeds From Sales of Investment Securities Available for Sale	4,340,737	8,913,246
Proceeds From Maturities of Investment Securities Available for Sale	8,211,599	14,543,007
Purchases of Investment Securities Available for Sale	(13,464,598)	(19,156,035)
Net Increase in Loans	(35,003,862)	(8,813,630)
Purchases of Premises and Equipment	(335,733)	(1,516,907)
Proceeds From Sales of Premises and Equipment	4,850	13,400
Proceeds From Sales of Other Real Estate	5,000	—

Net Cash Used by Investing Activities	(36,242,007)	(6,016,919)
Financing Activities
Net Increase in Deposits	25,411,875	12,150,678
Net Increase in securities sold under agreement to repurchase	1,774,852	8,110,633
Cash Dividends	(332,219)	(271,725)
Net Tranactions on Treasury Stock	2,636	4,712
Proceeds from sale of common stock	38,207	—
Decrease in Other Borrowed Funds	(1,879,698)	(1,986,716)

Net Cash Provided by Financing Activities	25,015,653	18,007,582

Increase (Decrease) in Cash and Cash Equivalents	(10,494,630)	11,602,679
Cash and Cash Equivalents at Beginning of Period	24,447,625	9,087,315

Cash and Cash Equivalents at End of Period	$13,952,995	20,689,994

Supplemental disclosures
Cash paid during the year for:
Interest	$2,607,522	$3,001,483

Income Taxes	$370,000	$563,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	$230,001	$920,000

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 — General

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

NOTE 2 — Net Earnings per Share

Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended September 30, 2004 and 2003. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three and nine-month periods ended September 30, 2004 and 2003 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. The earnings per share amounts and average common shares and potential common stock outstanding have been adjusted to reflect the two-for-one stock split effected as a 100% stock dividend as of June 30, 2004. Presented below is a summary of the components used to calculate diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	2004	2003	2004	2003
Diluted earnings per share	$0.29	$0.24	$0.71	$0.72
Weighted average common shares outstanding	2,217,330	2,173,796	2,215,599	2,217,948
Effect of the assumed exercise of stock options based on the treasury stock method using average market price	2,349	—	2,349	—

Total weighted average common shares and potential common stock outstanding*	2,219,679	2,173,796	2,217,948	2,217,948

*24,288 and 28,960 shares subject to outstanding options for the three and nine months ended September 30, 2004 and 2003, respectively, were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price.

NOTE 3 — Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30 ($ in thousands):

	2004	2003
Balance at beginning of year	2,117	2,117
Provision charged to expense	540	535
Less loans charged off	282	308
Recoveries	59	61

Balance at end of period	2,434	2,405

At September 30, 2004 and 2003, the amounts of nonaccrual loans were $1,056,162 and $2,265,047, respectively.

NOTE 4 — Operating Segments

Statement of Financial Accounting Standard 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the disclosure made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Corporation operates in only one segment — commercial banking.

NOTE 5 — New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special — purpose entities no later than as of the end of the first reporting period that ended after December 15, 2003.

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

The Company has applied FIN No. 46R in accounting for United Bancorp Capital Trust I (“Trust”), established on June 27, 2002. Accordingly, the accompanying balance sheet includes, in other assets, the Company’s investment in the Trust of $124,000 and also includes, in “Note payable to Trust”, the balance owed the Trust of $4,124,000. Except as related to the Trust, the application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

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

In November 2003, the Emerging Issues Task Force (“EITF”) issued issue summary 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 addressed an entity’s treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 was intended to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FSP EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1 until further implementation guidance could be established. Management does not believe the provision of this standard, as currently written, will have a material impact on consolidated financial position or the results of future operations.

NOTE 6 — Stock Based Compensation

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

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been impacted as shown in the following table:

	For the three months ended		For the nine months ended
	September 30		September 30
	2004	2003	2004	2003
Reported net earnings	$634,568	$527,093	$1,582,904	$1,584,459
Compensation expense, net of taxes	5,020	6,572	15,059	19,715

Pro forma net earnings	629,548	520,521	1,567,845	1,564,744

Reported basic earnings per share*	$0.29	$0.24	$0.71	$0.73
Pro forma basic earnings per share*	$0.28	$0.24	$0.71	$0.72
Reported diluted earnings per share*	$0.29	$0.24	$0.71	$0.73
Pro forma diluted earnings per share*	$0.28	$0.24	$0.71	$0.72

*Reflects two-for-one stock split effective June 30, 2004.

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

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”) and its principal subsidiary for the three and nine months ended September 30, 2004, and 2003, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Nine Months ended September 30, 2004 and 2003, Compared

Summary

Net income for the nine months ended September 30, 2004, decreased by $1,555 for no material change, as compared to the same period in 2003.

Net Interest Income

Total interest income increased $455,775, or 4.57%, for the first nine months of 2004 as compared to the same period in 2003. Average interest-earning assets were $249,337,898 for the first nine months of 2004, as compared to $224,071,347 for the same period in 2003, an increase of $25,266,551, or 11.28%. A substantial portion of the increase is due to increases in deposits by two existing Bank customers. The average rate earned on interest earning assets in 2004 was 5.33% as compared to 5.73% in 2003, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during previous years. The Federal Reserve Board has raised rates three times since June of 2004, but the interest earning assets yields have still not risen to the rates of a year ago.

Total interest expense decreased by $271,877, or 9.56%, in 2004, when compared to the same period in 2003. Average interest bearing liabilities increased to $199,980,397 in 2004 from $177,572,799 in 2003, an increase of $22,407,598, or 12.62%. The average rate paid fell to 1.72% in 2004 as compared to 2.14% in 2003.

This decrease in interest expense can be attributed primarily to higher interest rates paid in 2003 on slower repricing deposits, compared to lower rates paid on deposits which have repriced in 2004 at the current lower interest rates. The Bank expects the cost of deposits to rise over the next three months, due to the rise in rates caused by the Federal Reserve Board.

Net interest margin decreased to 4.21% for the first nine months of 2004 as compared to 4.26% for the same period in 2003. This decrease is the result of the interest earning assets repricing faster than the interest bearing liabilities funding the Bank’s investment and loan portfolios.

Noninterest Income

Total noninterest income decreased $141,823 or 5.53% for the first nine months of 2004. Service charges on deposits increased $211,820, or 13.71%, for the first nine months of 2004. This increase is primarily due to an increase in insufficient fund charges on checks, which increased $169,686 or 15.27%. Gains on sale of investments decreased by $192,774 in 2004, compared to 2003, when management elected to capture gains on securities given management’s assessment of a high probability that these interest bearing securities would be called at par in future periods. Management has sold additional investments in the third quarter of 2004 to help fund loans. Commissions on credit life insurance decreased $9,193 in 2004, or 19.31%, as compared to 2003. Other income decreased during the first nine months of 2004 by $151,676 or 24.99%. This decrease is partially attributed to a decrease of $87,517 in mortgage origination fees in 2004, and a decrease in gain on the sale of other real estate owned of $26,672 in 2004.

Noninterest Expense

Total noninterest expense increased $686,743, or 9.83% during the first nine months of 2004 as compared to 2003. Salaries and benefits increased $341,716 or 8.63% in the first nine months of

2004 primarily due to the addition of two new branches in Summerdale, Alabama and Jay, Florida, increased health insurance cost, and an increase in 401(k) plan contributions. Occupancy expense increased $155,429 or 12.53% as the Bank continued expansion into new markets. Other expenses increased $189,598, or 10.64%, during the first nine months of 2004. This increase is due in part to increases in professional fees as the Bank implements requirements of the Sarbanes-Oxley Act of 2002, increased expense for supplies, as well as increased marketing expenses incurred to promote the celebration of the Bank’s 100th anniversary.

Provision for Loan Losses

The provision for loan losses totaled $540,000 for the first nine months of 2004 as compared to $534,704 for the same period in 2003. This slight increase is due to the growth in the loan portfolio. See further discussion under Allowance for Loan Losses below.

Income Taxes

Earnings before taxes for the first nine months of 2004 were $2,068,717 as compared to $2,174,927 for the first nine months of 2003, a decrease of $106,210, or 4.88%. Income tax expense for the first nine months of 2004 decreased by $104,655, to $485,813 or by 17.72%, when compared to $590,468 the same period in 2003. The effective tax rate decreased to 23.48% from 27.15%. This decrease is due to increases in nontaxable income as the Bank reduced its income tax expense.

Three Months Ended September 30, 2004, and 2003, Compared

Summary

Net income for the three months ended September 30, 2004 increased $107,475, or 20.39%.

Net Interest Income

Total interest income increased $381,844, or 11.58%, in the third quarter of 2004 as compared to 2003. Average interest-earning assets were $254,687,856 for the third three months of 2004, as compared to $230,403,104 for the same period in 2003, an increase of $24,284,752, or 10.54%. A substantial portion of the increase is due to increases in deposits by two existing Bank customers. The average rate earned during the third quarter of 2004 was 5.53% as compared to 5.48% in 2003, reflecting the continuing impact of the decrease in rates by the Federal Reserve Board during previous years.

Total interest expense increased by $35,161 or 4.02% in the third quarter of 2004, when compared to the same period in 2003. Average interest bearing liabilities increased to $205,207,911 in 2004 from $183,568,909 in 2003, an increase of $21,639,002, or 11.79%. The average rate paid fell to 1.77% in 2004 as compared to 1.91% in 2003.

The net interest margin increased to 4.33% for the third quarter of 2004, as compared to 4.17% for the same period in 2003. This was due to interest rates being higher during the third quarter of 2004 than in the third quarter of 2003, because the increase in interest rates by the Federal Reserve Board did not occur until the end of June 2004.

Provision for Loan Losses

The provision for loan losses totaled $180,000 for the third quarter of 2004 as compared to $186,000 for the same period in 2003. The provision reflected both the growth and improvement in credit quality in the loan portfolio. See further discussion under Allowance for Loan Losses below.

Noninterest Income

Total noninterest income increased $60,816 or 7.46% for the third quarter of 2004. Service charges on deposits increased $30,366, or 5.51%, for the third quarter of 2004 as compared to 2003. This increase is primarily due to an increase in insufficient fund charges on checks, which increased $15,994. Gains on sale of investments increased by $96,146 in the third quarter of 2004 as compared to 2003, because management sold investments in the third quarter of 2004 to help fund loans. Commissions on credit life insurance decreased $11,318, or 80.66% for the third quarter of 2004. Other income decreased during the third quarter of 2004 by $54,378 or 30.38% as compared to 2003. The majority of this decrease is from the decrease in mortgage origination fees of $49,797 from the 2003 third quarter compared to the 2004 period.

Noninterest Expense

Total noninterest expense increased $259,616, or 11.08%, during the third quarter of 2004 compared to the same quarter of 2003. Salaries and benefits increased $178,386, or 13.28%, in the third quarter 2004. This increase is primarily due to the expansion of the bank into new markets. Occupancy expense increased $55,629, or 13.10%, in the third quarter of 2004, also largely associated with branch expansion. Other expenses increased $25,601 or 4.45% during the third quarter of 2004 as compared to 2003, reflecting overall increases in general operating expenses due to the continued expansion.

Income Taxes

Earnings before taxes for the third quarter of 2004 were $863,971 as compared to $710,088 in the third quarter of 2003, an increase of $153,883 or 21.67%. Income tax expense for the third quarter increased $46,408 to $229,403, or by 25.36%, when compared to $182,995 for the same period in 2003. The effective tax rate increased to 26.55% from 25.77%.

Financial Condition and Liquidity

Total assets on September 30, 2004 increased $25,981,099 or 10.18% from December 31, 2003. Average total assets for the first nine months of 2004 were $280,923,815. The ratio of loans (net of allowance) to deposits plus repurchase agreements on September 30, 2004 was 81.74% as compared to 76.11% on December 31, 2003.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of September 30, 2004 decreased to $2,759,721, or by 81.03%, from December 31, 2003. This decrease is attributed to the increase in loans and the increase in investment securities available for sale.

Loans

Net loans increased by $34,233,861 or 21.13% at September 30, 2004, from December 31, 2003. Agricultural lending and commercial real estate loans contributed the majority of this loan growth. Agricultural loans are normally originated in the winter and spring of the year with funding taking place through the fall.

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

The allowance for possible loan losses represents 1.22% of gross loans at September 30, 2004, as compared to 1.29% at year-end 2003. This decrease was due to a combination of improved credit quality of the loan portfolio, partially offset by the growth in the agricultural portion of the portfolio.

Loans on which the accrual of interest had been discontinued has decreased to $1,056,162 at September 30, 2004, as compared to $2,265,047 at December 31, 2003. This decrease is due primarily to several unrelated commercial and some residential property loans either refinancing, paying off or being foreclosed on. Net charged-off loans for the first nine months of 2004 were $223,000, as compared to $247,000 for the same period in 2003.

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at September 30, 2004 and December 31, 2003. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At September 30, 2004 the Bank had $689,924 in impaired loans, compared to $100,318 at December 31, 2003, reflecting an increase in specific reserves on classified loans.

		September 30	December 31,
Description		2004	2003
		(Dollars in Thousands)
A	Loans accounted for on a nonaccrual basis	$1,056	$2,265
B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$16	$15
C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	$320	$229
D	Other non- performing assets	$1,333	$1,108

Investment Securities

Total investments available for sale have increased $854,445 at September 30, 2004 as compared to December 31, 2003 due to the Bank investing federal funds into higher yields in the investment portfolio.

Premises and Equipment

Premises and equipment decreased $270,258 during the first three quarters of 2004, as expenditures for new branches were more than offset by depreciation.

Deposits

Total deposits increased $25,411,875, or 12.74%, at September 30, 2004 from December 31, 2003, including $6,879,049 of noninterest bearing deposits. Interest bearing deposits increased $18,532,826 at September 30, 2004. The increase in interest bearing deposits is primarily due to two accounts, one a public entity and the other a private enterprise, which are existing customers with long-standing relationships with the Bank.

Hurricane Ivan

On September 16, 2004 the Florida and Alabama coastal area was hit by Hurricane Ivan. The Bank experienced varying degrees of damage to ten of its twelve branches. Two offices had severe damage, but are currently operating. The corporate office in Atmore, Alabama, which houses the administrative functions of the Bank and the Corporation, lost its roof, causing the relocation of most administrative staff. The branch in Monroeville, Alabama also lost its roof, resulting in extensive water damage that made the building unusable. The Bank has purchased a modular banking facility which reopened in Monroeville at the current location and is operating while the existing branch building undergoes repairs.

The Bank has insurance to cover additional expenses and the replacement of the offices involved, and management currently expects no material financial impact from the damage to those offices. Management does not currently expect any material adverse impact to future earnings due to damage to the local economies in the Bank’s markets, and at the current time does not expect any increases in loan loss provisions because of the hurricane.

Liquidity

One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at September 30, 2004 is considered adequate by management. See Item 3 below.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on September 30, 2004, was $26,200,496, an increase of $1,231,559, or 4.93%, from December 31, 2003. This net increase is a combination of current period earnings, reduced by a decrease in the unrealized gains on securities available for sale and dividends paid.

Primary capital to total assets at September 30, 2004, was 9.32%, as compared to 9.79% at year-end 2003. Total capital and allowances for loan losses to total assets at September 30, 2004, was 10.19%, as compared to 10.62% at December 31, 2003. The Corporation’s risk based capital was

$31,468,000, or 14.29%, at September 30, 2004, as compared to $30,754,000, or 16.45%, at year-end 2003. The minimum requirement is 8.00%. Based on management’s projections, internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.

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

On May 6, 2004, the Federal Reserve Board issued its notice of proposed rulemaking which proposed to make permanent the Federal Reserve’s treatment of Trust-preferred securities as Tier 1 capital. Some substantial commentators, including the Bank’s primary federal regulator, the FDIC, have opposed this treatment. In particular, the FDIC has advocated Tier 2 treatment for BHC-issued trust preferred. The effect of converting the Corporation’s trust preferred to Tier 2 would be to reduce the leverage ratio from 10.65% to 9.19%, and to reduce the Tier 1 risk-based ratio from 13.45% to 11.59%; such a change would not affect the total risk-based ratio.

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

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of June 30, 2004, the most recent date for which the Corporation has a completed analysis. Management does not expect the analysis as of September 30, 2004 to change materially from the June 30, 2004 analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

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

PART II — OTHER INFORMATION

Item 5. Other Information.

On November 9, 2004, the Corporation’s wholly-owned subsidiary, United Bank (the “Bank”), mailed a report of recent events, including the effects of Hurricane Ivan on the Bank’s market, customers and operations, and Bank financial results for the quarter ended September 30, 2004, to the Corporation’s shareholders. The full text of the report is set forth in Exhibit 99.1 hereto. The exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.

Item 6. Exhibits

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank mailed November 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: November 15, 2004

/s/Robert R. Jones, III

Robert R. Jones, III
President and CEO

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank mailed November 9, 2004