Form 10-K
period 2004-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2005-03-31
CIK 704561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File No. 2-78572
December 31, 2004

UNITED BANCORPORATION OF ALABAMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction	(I.R.S.Employer Identification of incorporation or No.)
organization)

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
Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 15, 2005 was $31,768,785 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 12, 2005
Class A	$.01	2,217,330	Shares*
Class B	$.01	0	Shares

*	Excludes 147,706 shares held as treasury stock.

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

The Corporation and its subsidiary, United Bank (herein “United Bank” or the “Bank”), operate primarily in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from twelve full service banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette(2), Silverhill, and Magnolia Springs Alabama, a drive up facility in Atmore, and Jay, Florida.

United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa multi-purpose, nationally recognized credit card service, and trust services through Morgan Keegan Trust of Memphis, Tennessee. The Bank also offers internet banking, bill pay and online brokerage services at its web site, www.ubankal.com. The Bank also owns an insurance agency, United Insurance Services Inc., which opened and began business in the last half of 2001.

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

Employees - The Corporation and its subsidiary had approximately 131 full-time equivalent employees at December 31, 2004. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

Supervision, Regulation and Government Policy — Bank holding companies, banks and many of their nonbank affiliates are extensively regulated under both federal and state law. The following brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation’s business. Any change in applicable law or regulations could have a material effect on the business of the Corporation and its subsidiary. Supervision, regulation and examination of banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Corporation common stock.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) recapitalized the BIF and included numerous revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: “well capitalized”, “adequately capitalized”,“undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2004, the Bank was “well capitalized” and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

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

The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the ”GLB Act”) on November 12, 1999 represented an important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is now common. The GLB Act includes significant provisions regarding the privacy of financial information. These financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Company from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.

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

     In July 2002 the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted. The SOA established many new operational and disclosure requirements, with the stated goals of, among other things, increasing corporate responsibility and protecting investors by improving corporate disclosures. The SOA applies generally to companies that file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). As an Exchange Act reporting company, the Corporation is subject to some SOA provisions. Other SOA requirements apply only to companies which, unlike the Corporation, have stock traded on a national stock exchange or the NASDAQ.

Selected Statistical Information — The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2004, 2003 and 2002. Averages referred to in the following statistical information are generally average daily balances.

AVERAGE CONSOLIDATED BALANCE SHEETS
December 31,
2004, 2003 and 2002

(Dollars In Thousands)

	2004	2003	2002
Assets
Cash and due from banks	7,231	8,054	5,520
Interest - bearing deposits with other financial institutions	8,147	8,055	1,486
Federal funds sold and repurchase agreements	3,176	3,612	2,772
Taxable securities available for sale	32,878	27,766	29,024
Tax-exempt securities available for sale	23,966	20,695	19,110
Loans, net	184,634	163,897	152,869
Premises and equipment, net	7,962	7,330	5,913
Interest receivable and other assets	11,118	6,960	7,826

Total Assets	279,112	246,369	224,520

Liabilities and Stockholders’ Equity
Demand deposits-noninterest-bearing	48,950	40,662	33,449
Demand deposits-interest bearing	41,479	31,239	28,147
Savings deposits	21,034	17,672	16,638
Time deposits	109,333	101,986	101,444
Other borrowed funds	13,790	15,094	10,269
Repurchase agreements	17,148	13,815	10,734
Accrued expenses and other liabilities	1,697	1,510	1,137

Total liabilities	253,431	221,978	201,818
Stockholders’ Equity
Common stock	24	24	24
Additional Paid in Capital	5,506	5,243	5,047
Retained earnings	20,474	19,241	17,759
Accumulated other comprehensive income net of deferred taxes	533	725	521
Less: shares held in treasury, at cost	(856)	(842)	(649)
Total stockholders’ equity	25,681	24,391	22,702

Total liabilities and stockholders’ equity	279,112	246,369	224,520

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation’s interest-earning assets and interest-bearing liabilities.

	(Dollars in Thousands)
		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2004
Loans, net (1)	184,634	11,980	6.49%
Taxable securities available for sale	32,878	1,223	3.72%
Tax exempt sec available for sale (2)	23,966	1,500	6.26%
Federal funds sold and repurchase agreements	3,176	53	1.67%
Interest-bearing deposits with other financial institutions	8,147	107	1.31%

Total interest-earning assets	252,801	14,863	5.88%

Saving deposits and demand deposits interest-bearing	62,513	578	0.92%
Time deposits	109,333	2,306	2.11%
Repurchase agreements	17,148	79	0.46%
Other borrowed funds	13,790	576	4.18%

Total interest-bearing liabilities	202,784	3,539	1.75%

Net interest income/net yield on interest earning assets		11,324	4.48%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2003
Loans, net (1)	163,897	11,277	6.88%
Taxable securities available for sale	27,766	1,003	3.61%
Tax exempt sec available for sale (2)	20,695	1,423	6.88%
Federal funds sold and repurchase agreements	3,612	36	1.00%
Interest-bearing deposits with other financial institutions	8,055	87	1.08%

Total interest-earning assets	224,025	13,826	6.17%

Saving deposits and demand deposits interest-bearing	48,911	516	1.05%
Time deposits	101,986	2,538	2.49%
Repurchase agreements	13,815	25	0.18%
Other borrowed funds	15,094	571	3.78%

Total interest-bearing liabilities	179,806	3,650	2.03%

Net interest income/net yield on interest earning assets		10,176	4.54%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2002
Loans, net (1)	152,869	11,597	7.59%
Taxable securities available for sale	29,024	1,417	4.88%
Tax exempt sec available for sale (2)	19,110	1,535	8.03%
Federal funds sold and repurchase agreements	2,772	47	1.70%
Interest-bearing deposits with other financial institutions	1,486	35	2.36%

Total interest-earning assets	205,261	14,631	7.13%

Saving deposits and demand deposits interest-bearing	44,785	562	1.25%
Time deposits	101,444	3,445	3.40%
Repurchase agreements	10,734	83	0.77%
Other borrowed funds	10,269	484	4.71%

Total interest-bearing liabilities	167,232	4,574	2.74%

Net interest income/net yield on interest earning assets		10,057	4.90%

(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2004, 2003 and 2002.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

			(Dollars in Thousands)
			Interest Income
Average Balances			Expense			Variance As to
2004	2003		2004	2003	Variance	Rate	Volume
$184,634	163,897	Loans (Net)	11,980	11,277	703	(571)	1,274
32,878	27,766	Taxable Securities AFS(1)	1,223	1,003	220	31	189
23,966	20,695	Tax Exempt Securities AFS (2)	1,500	1,423	77	(102)	179
3,176	3,612	Fed Funds Sold	53	36	17	21	(4)
8,147	8,055	Interest Bearing Deposits	107	87	20	19	1
252,801	224,025	Total Interest Earning Assets	14,863	13,826	1,037	(602)	1,639
		Savings and Interest Bearing
62,513	48,911	Demand Deposits	578	516	62	(15)	77
109,333	101,986	Other Time Deposits	2,306	2,538	(232)	(439)	207
17,148	13,815	Repurchase Agreements	79	25	54	54	0
13,790	15,094	Other Borrowed Funds	576	571	5	6	(1)
202,784	179,806	Total Int Bearing Liabilities	3,539	3,650	(111)	(395)	284

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2004 and 2003.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

			(Dollars in Thousands)
			Interest Income
Average Balances			Expense			Variance As to
2003	2002		2003	2002	Variance	Rate	Volume
$163,897	152,869	Loans (Net)	11,277	11,597	(320)	(1,399)	1,079
27,766	29,024	Taxable Securities AFS(1)	1,003	1,417	(414)	(355)	(59)
20,695	19,110	Tax Exempt Securities AFS (2)	1,423	1,535	(112)	(266)	154
3,612	2,772	Fed Funds Sold	36	47	(11)	(42)	31
8,055	1,486	Interest Bearing Deposits	87	35	52	(7)	59
224,025	205,261	Total Interest Earning Assets	13,826	14,631	(805)	(2,068)	1263
		Savings and Interest Bearing
48,911	44,785	Demand Deposits	516	562	(46)	(59)	13
101,986	101,444	Other Time Deposits	2,538	3,445	(907)	(925)	18
15,094	10,269	Other Borrowed Funds	571	485	86	14	72
13,815	10,734	Repurchase Agreements	25	83	(58)	(93)	35
179,806	167,232	Total Int Bearing Liabilities	3,650	4,575	(925)	(1,063)	138

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

Investments - The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank’s market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. With the adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001, the Bank elected to move all investments held to maturity to available for sale. The Bank’s current loan policy establishes the gross optimal ratio of loans to deposits and repurchase agreements ratio as being 85%. This ratio as of December 31, 2004 was 73.21%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank’s credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, repurchase agreement growth, reallocation of maturing investments and advances from the Federal Home Loan Bank (FHLB).

Securities Portfolio - The Bank’s investment policy as approved by the Board of Directors dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with economic conditions, which could shorten or lengthen maturities. Management believes the level of credit and interest rate risks inherent in the securities portfolio is low.

The following table sets forth the amortized cost of the Available for Sale investment portfolio.

Investment Securities Available for Sale
December 31, 2004, 2003 and 2002

	(Dollars in Thousands)
	2004		2003		2002
	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of
	Cost	Portfolio	Cost	Portfolio	Cost	Portfolio
U. S. Treasury	$—	0.0%	$1,006	1.9%	1,518	3.1%
U. S. Gov’t Agencies	8,082	14.8%	1,874	3.5%	1,500	3.0%
Mortgage Backed Sec	22,604	41.5%	24,805	46.9%	24,879	50.3%
State and Municipal	23,816	43.7%	23,729	44.9%	21,026	42.6%
Other	—	0.0%	1,495	2.8%	491	1.0%

Total	$54,502	100.0%	$52,909	100.0%	49,414	100.0%

The following table sets forth the distribution of maturities of investment securities available for sale.

Maturity Distribution of Investment Securities Available for Sale
December 31, 2004, 2003 and 2002
(Dollars in Thousands)

	2004		2003		2002
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
	Cost	Avg Yld	Cost	Avg Yld	Cost	Avg Yld
US Treasury Sec
Within one year	—	0.00%	1,006	1.59%	499	5.55%
1-5 years	—	0.00%	—	0.00%	1,019	1.65%

Total	—	0.00%	1,006	1.59%	1,518	2.92%

US Government Agencies excluding Mortgage Backed securities
Within one year	—	0.00%	—	0.00%	—	0.00%
1-5 years	6,199	3.21%	—	0.00%	1,000	1.91%
5-10 years	1,883	4.67%	1,874	4.68%	500	8.00%
After 10 years	—	0.00%	—	0.00%	—	0.00%

Total	8,082	3.55%	1,874	4.68%	1,500	5.34%

Mortgage Backed Securities
Within one year	—	0.00%	—	0.00%	—	0.00%
1-5 years	1,914	3.61%	1,910	2.72%	593	6.38%
5-10 years	8,218	3.86%	9,828	3.76%	6,875	4.59%
After 10 years	12,472	4.26%	13,067	3.71%	17,411	5.07%

Total	22,604	4.06%	24,805	3.65%	24,879	4.97%

State & Municipal (1)
Within one year	165	11.72%	100	10.85%	310	10.96%
1-5 years	3,606	7.59%	1,755	8.70%	2,566	7.83%
5-10 years	8,654	9.24%	11,435	9.63%	6417	7.95%
After 10 years	11,391	9.94%	10,439	10.33%	11,733	7.82%

Total	23,816	9.34%	23,729	9.87%	21,026	7.90%

Other Securities
Within one year	—	0.00%	995	2.39%	0	0.00%
1-5 years	—	0.00%	500	3.05%	0	0.00%
5-10 years	—	0.00%	—	0.00%	491	5.74%
After 10 years	—	0.00%	—	0.00%	0	0.00%

Total	—	0.00%	1,495	2.61%	491	5.74%

Totals	54,502	6.28%	52,909	6.41%	49,414	6.25%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2004, 2003 and 2002.

Relative Lending Risk - United Bank serves both rural and suburban markets. The rural market is composed primarily of lower to middle income families. The rural market economy is influenced by timber and agricultural production. The suburban market is faster growing, more commercial and is composed of a higher income mix than the rural market. The Bank’s loan portfolio mix is reflective of these markets. The Bank’s ratio of loans to assets or deposits is comparable to its peer banks serving similar markets.

The risks associated with the Bank’s lending are primarily interest rate risk and credit risks from economic conditions and concentrations and/or quality of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank’s loan maturity distribution reflects 34.29% of the portfolio maturing in one year or less. In addition, 51.08% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

Loan concentrations present different risk profiles depending on the type of loan. The majority of all types of loans offered by the Bank are collateralized. Regardless of the type of loan, repayment ability of the borrower and collateralized lending is based upon an evaluation of the collateral. Loan policy, as approved by the Board of Directors of the Bank, establishes collateral guidelines for each type of loan.

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

Real estate loans, whether they are construction or mortgage, generally have lower delinquency rates than other types of loans in the portfolio. The Bank makes very few long term, fixed rate mortgage loans; however, it does offer loans with repayment terms based on amortization of up to 30 years with balloon features of shorter durations. The Bank also offers several different long-term mortgage programs provided by third party processors.

Installment loans are generally collateralized. Given the small dollar exposure on each loan, the risk of a significant loss on any one credit is limited. Pricing and close monitoring of past due loans enhance the Bank’s returns from this type of loan and minimize risks.

An average loan in the loan portfolio at December 31, 2004 was approximately $37,841, an increase of $6,917 from 2003.

LOAN PORTFOLIO MATURITIES

Maturities and sensitivity to change in interest rates in the Corporation’s loan portfolio are as follows:

Remaining Maturity

December 31, 2004

(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total
Commercial, financial and agricultural	$59,435	72,374	19,485	$151,294
Real estate - construction	5,325	1,093	88	$6,506
Real estate - mortgage 1-4 family	4,089	17,469	7,236	$28,794
Installment loans to individuals	6,144	6,248	174	$12,566

Totals	$74,993	97,184	26,983	199,160

Sensitivity To Changes In Interest Rates
Loans Due After One Year
(Dollars in Thousands)

	Predetermined	Floating
	Rate	Rate	Total
Commercial, financial and agricultural	$36,467	55,392	91,859
Real estate - construction	613	568	1,181
Real estate - mortgage 1-4 family	16,383	8,322	24,705
Installment loans to individuals	6,056	366	6,422

Totals	$59,519	64,648	124,167

For additional information regarding interest rate sensitivity see INTEREST RATE SENSITIVITY in Item 7 below and Item 7A below.

Non-performing Assets: Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impaired loans are covered by the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 2004, the Bank had $697,017 in impaired loans.

The following table sets forth the Corporation’s non-performing assets at December 31, 2004, 2003, 2002, 2001 and 2000. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due, except for credit cards, which continue to accrue interest.

	Descriptions	2004	2003	2002	2001	2000
				(Dollars in Thousands)
A	Loans accounted for on a nonaccrual basis	$1,202	$2,171	$1,169	$2,185	$386

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	14	15	10	18	14

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	351	229	968	861	69

D	Other non-performing assets	1,384	1,108	350	556	158

	Total	$2,951	$3,523	$2,497	$3,620	$627

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $102,372, $95,877, $29,968, $123,443 and $48,630 for 2004, 2003, 2002, 2001 and 2000 respectively. All of the assets in (D) above at the end of 2004, 2003 and 2002 were other real estate owned (OREO). At the end of 2001, $195,033 of such assets were OREO, and at the end of 2000, $123,033 were OREO.

At December 31, 2004, loans with a total outstanding balance of $6,602,558 were considered potential problem loans compared to $6,491,658, $4,127,658, and $3,014,745 as of 12/31/03, 12/31/02 and 12/31/01 respectively. Potential problem loans consist of those loans for which management is monitoring performance or has concerns as to the borrower’s ability to comply with present loan repayment terms.

There may be additional loans in the Bank’s portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 2004. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations: On December 31, 2004, the Corporation had $27,459,000 of agriculture-related loans as compared to $26,218,000, $30,983,000, and $19,089,000 and $14,871,440 in 2003, 2002, 2001 and 2000 respectively. Agriculture loans accounted for $4,980, $2,915, $0, $75,106 and $39,543 of nonaccrual loans in 2004, 2003, 2002, 2001 and 2000, respectively.

Summary of Loan Loss Experience
(Dollars in Thousands)

	2004	2003	2002	2001	2000
Average amount of loans outstanding, net	184,634	163,897	152,869	146,868	131,596

Allowance for loan losses beginning January 1	2,117	2,117	1,993	1,939	1,676

Loans Charged off:
Commercial, financial and agriculture	(155)	(451)	(563)	(176)	(39)
Real estate - mortgage	(45)	(117)	(7)	(49)	(27)
Installment loans to individuals	(158)	(238)	(195)	(255)	(186)

Total Charged off	(358)	(806)	(765)	(480)	(252)
Recoveries during the period Commercial, financial and agriculture	2	27	5	20	6
Real estate - mortgage	—	7	—	—	2
Installment loans to individuals	81	31	47	34	32

Total Recoveries	83	65	52	54	40
Loans Charged off, net	(275)	(741)	(713)	(426)	(212)
Additions to the allowance charged to operations	720	741	837	480	475

	2,562	2,117	2,117	1,993	1,939

Ratio of net charge offs during the period to average loans outstanding	0.15%	0.45%	0.46%	0.29%	0.16%

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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The classified portion is based on identified problem loans and is determined based on an assessment of credit risk related to those loans. Specific loss estimate amounts are included in the allowance based on assigned classifications as follows: monitor (5%) substandard (15%), doubtful (50%), and loss (100%). The allowance of 5% for monitor was added in 2003. Any loan categorized loss is charged off in the period which the loan is so categorized.

The nonclassified portion of the allowance is for probable inherent losses which exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Company’s markets.

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

Management believes that the allowance for loan losses at December 31, 2004 is adequate and appropriate given past experience and the underlying strength of the loan portfolio.

The table below reflects an allocation of the allowance for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The allocation represents an estimate for each category of loans based upon historical experience and management’s judgment.

	(Dollars In Thousands)
							Percentage of Loans to
			Allowance				Total Loans
	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000
Commercial, financial and agricultural	1,942	1,592	1,560	1,409	1,198	75.8%	71.1%	68.6%	65.8%	61.8%
Real estate - construction	—	—	—	—	108	3.3%	4.1%	5.1%	4.9%	5.6%
Real estate - mortgage 1-4 family	374	379	362	363	384	14.6%	17.9%	17.1%	18.2%	19.8%
Installment loans to individuals	246	146	195	221	249	6.3%	6.9%	9.2%	11.1%	12.8%
Lease financing	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%
Foreign	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%
Unallocated	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%

Total	2,562	2,117	2,117	1,993	1,939	100.0%	100.0%	100.0%	100.0%	100.0%

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

Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request, which then must be approved by the CEO. All charged off loans are reviewed by the Board of Directors of the Bank at the monthly board meeting.

DEPOSITS
(Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 2004, 2003 and 2002 by category.

		Average
		Deposits		Average Rate Paid
	2004	2003	2002	2004	2003	2002
Noninterest-bearing demand deposits	$48,950	$40,662	33,449	0%	0%	0%

Interest - bearing
Demand	41,479	31,239	28,147	1.26%	1.32%	1.49%
Savings	21,034	17,672	16,638	0.25%	0.39%	0.87%
Time	109,333	101,986	101,444	2.11%	2.49%	3.40%

	$171,846	$150,897	146,229	1.68%	2.00%	2.74%

The following shows the amount of time deposits outstanding at December 31, 2004, classified by time remaining until maturity.

	$100,000 or Greater
	Certificates of	Other Time
	Deposits	Deposits
Maturity
Three months or less	$11,308	20,915
Three to six months	6,475	17,736
Six to twelve months	11,129	16,661
Twelve months or more	13,465	16,885

Totals	$42,377	72,197

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.

(Dollars in Thousands)

	Maximum Outstanding	Average	Average interest	Ending	Average interest
	at any month end	balance	rate	balance	rate at year end
2004

Securities sold under agreements to repurchase	23,838	17,148	0.46%	18,381	2.55%

Other short term borrowings	3,250	263	1.82%	713	1.53%

2003

Securities sold under agreements to repurchase	23,938	13,815	0.18%	13,495	0.13%

Other short term borrowings	2,174	258	1.16%	563	0.96%

2002

Securities sold under agreements to repurchase	15,503	10,753	0.77%	8,141	0.32%

Other short term borrowings	3,774	209	1.80%	1,259	3.63%

Return on Equity and Assets: The following table shows the percentage return on equity and assets of the
Corporation for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Return on average assets	0.77%	0.86%	0.91%

Return on average equity	8.38%	8.73%	8.96%

Dividend pay-out ratio	30.87%	28.34%	29.37%

Ratio of average equity to average assets	9.20%	9.90%	10.11%

ITEM 2. PROPERTIES

The Corporation’s bank subsidiary occupies eleven offices, which the subsidiary owns or leases. The offices are located in Escambia County (cities of Atmore and Flomaton), Monroe County (cities of Monroeville and Frisco City), Baldwin County (cities of Foley, Lillian, Bay Minette (two offices), Magnolia Springs, Silverhill and Summerdale) Alabama, and Santa Rosa County (city of Jay) Florida, with the principal office located in Atmore, Alabama. The office in Atmore is a modern, three story, brick building while the Flomaton, Monroeville, Frisco City and Foley offices are similar, modern, one story, brick buildings. The subsidiary Bank also leases land near the Atmore office on which a drive through teller facility is located. The land lease is for twenty years, and expired in 2004. The Bank is currently negotiating a new shorter term lease with plans to build a new facility approximately 1/2 mile from the current location. The Bank currently expects the new building will have approximately four drive through lanes and an ATM, at an approximate cost of $450,000. The Foley office was purchased by the Corporation in October of 2002. The office in Lillian is a modern two-story brick building, which is located on property owned by the Corporation and leased to the subsidiary. The lease is for a five-year period ending in June of 2007. The Corporation also owns a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five-year period ending in December of 2008. The office in Silverhill is the original post office built in 1902, and is a two story wooden structure owned by the Bank. The Magnolia Springs office is a two story wooden structure located on Magnolia River. It is leased from a third party until 2005. The Bank plans on extending the lease for approximately one year, while it builds a new building at an approximate cost of $625,000.00. The Bank is currently renovating the branches in Atmore and Monroeville that were damaged by Hurricane Ivan in September of 2004. The Bank also plans on opening two new branches in Santa Rosa County in 2005. Management does not expect these additions to have a material impact on earnings.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation’s authorized common shares consist of the following:

(1)	5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,365,036 shares are issued and 2,217,330 are outstanding and held by approximately 664 shareholders of record, as of March 12, 2005.

(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 20, 2005.

There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.

The Corporation paid total cash dividends per common share, of $0.30 per common share in 2004 (adjusted for the two for one stock split in June 2004), $0.275 per common share in 2003 and $0.275 per common share in 2002. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 16 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.

ITEM 6. Selected Financial Data

			Dollars in Thousands
			Except Per Share Data
	2004	2003	2002	2001	2000
Income statement data:
Interest Income	$14,353	$13,343	$14,017	$16,221	$17,310
Interest Expense	3,539	3,650	4,575	7,451	8,555

Net interest income	10,814	9,693	9,442	8,769	8,755
Provision for loan losses	720	741	837	480	475

Net interest income after provision for loan losses	10,094	8,952	8,605	8,289	8,280

Investment securities gains (losses), net	171	489	77	173	35

Noninterest income	3,045	3,467	2,726	2,304	1,662

Noninterest expense	10,374	9,614	8,693	7,881	7,226

Net earnings	2,153	2,131	2,035	2,070	2,047

Balance sheet data:
Total assets	311,963	254,979	232,822	219,955	231,487

Total loans, net	194,617	162,031	160,319	147,052	139,595

Total deposits	250,957	199,406	182,565	180,509	191,590

Total Stockholders’ equity	26,345	24,969	23,453	21,846	20,104

Per share data:
Basic earnings per share	0.97	0.98	0.93	0.95	0.94

Fully diluted earnings per share	0.97	0.98	0.91	0.94	0.93

Cash dividend per share*	$0.30	$0.28	$0.28	$0.30	$0.28

*Adjusted for 2 for 1 stock split effective June 2004

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review is presented to provide an analysis of the consolidated results of operations of the Corporation and its subsidiary. This review should be read in conjunction with the consolidated financial statements included under Item 8.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and with general practices within the banking industry, which require management to make estimates and assumptions (see Note 1 to Consolidated Financial Statements). Management believes that its determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Bank’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Bank’s borrowers, subjecting the Bank to significant volatility of earnings. The allowance for credit losses is established through a provision for loan losses, which is a charge against earnings. Provisions for loan losses are made to reserve for estimated probable losses on loans.

The allowance for loan losses is a significant estimate and is regularly evaluated by management for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect borrowers’ ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements. For further discussion of the allowance for loan losses, see “PROVISION FOR LOAN LOSSES” below, and “Summary of Loan Loss Experience” and “Allowance for Loan Losses” under “BUSINESS” above.

NET INTEREST INCOME
(Dollars in Thousands)

	2004	2003	2002
Interest income (1)	$14,863	13,826	14,630
Interest expense	3,539	3,650	4,575

Net interest income	11,324	10,176	10,055
Provision for loan losses	720	741	837

Net interest income after provision for loan losses on a tax equivalent basis	10,604	9,435	9,218
Less: tax equivalent adjustment	510	483	613

Net interest income after provision for loan losses	$10,094	$8,952	8,605

(1) Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2004, 2003, and 2002.

Total interest income (on an FTE basis) increased to $14,863,000 in 2004, from $13,826,000 in 2003, an increase of $1,037,000, or 7.50%. This increase is a function of the change in average earning assets along with the change in interest rates. The majority of the change was due to the increase in loans. Average loans increased $20,737,000 while the average rate earned decreased 39 basis points causing an overall increase in interest earned on loans of $703,000. The average interest rate (FTE) earned on all earning assets in 2004 decreased to 5.88% from 6.17% in 2003. The interest rate spread decreased from 4.54% in 2003 to 4.48% in 2004, as rates only began to increase on interest earning assets towards the last half of 2004. The rise in prime rate in the last half of 2004 caused the variable rate loans to reprice at higher rates, while certificate of deposit rates were not affected as materially. Average taxable investment securities for 2004 were $32,878,000, as compared to $27,766,000 for 2003, an increase of $5,112,000, or 18.41%. After Hurricane Ivan hit the Gulf Coast, Bank deposits increased approximately $29,000,000. The Bank invested some of these monies in federal funds and some in higher yielding investments. Average tax-exempt investment securities increased $3,271,000, or 15.81%, to $23,966,000 in 2004 from $20,695,000 in 2003. The average volume of federal funds sold decreased to $3,176,000 in 2004 from $3,612,000 in 2003, a decrease of $436,000 or 12.07%.

Total interest income (on an FTE basis) decreased to $13,826,000 in 2003, from $14,630,000 in 2002, a decrease of $804,000 or 5.50%. This decrease was a function of the change in average earning assets along with the decline in interest rates. Average loans increased $11,028,000 while the average rate earned decreased 71 basis points causing an overall decrease in interest earned on loans of $320,000. The average interest rate (FTE) earned on all earning assets in 2003 decreased to 6.17% from 7.13% in 2002. The interest rate spread decreased from 4.90% in 2002 to 4.54% in 2003, as rates decreased more on interest earning assets than on interest bearing liabilities. The decline in the prime rates in 2003 caused the variable rate loans to reprice at lower rates, while certificate of deposit rates were not as materially affected. Average taxable investment securities for 2003 were $27,766,000, as compared to $29,024,000 for 2002, a decrease of $1,258,000, or 4.33%. The lower rate environment allowed home owners to refinance and pay off existing mortgages which in turn caused mortgage-

backed securities to prepay faster than in previous years. Also, many bonds were called as government agencies took advantage of lower rates and refinanced callable bonds. Because of these prepayments, the Bank sold both mortgage backed securities and tax exempt bonds to take advantage of market gains before principal was prepaid on mortgage backed securities or such bonds were called at par. Average tax-exempt investment securities increased $1,585,000, or 8.29%, to $20,695,000 in 2003 from $19,110,000 in 2002. The average volume of federal funds sold increased to $3,612,000 in 2003 from $2,772,000 in 2002, an increase of $804,000 or 30.30%.

Total interest expense decreased $111,000 or 3.04%, to $3,539,000 in 2004, from $3,650,000 in 2003. This decrease is a function of the decrease in interest rates offset by a slight increase in the volume of interest bearing liabilities. The average rate paid on interest-bearing liabilities in 2004 was 1.75% as compared to 2.03% in 2003. Average interest-bearing liabilities increased to $202,784,000 in 2004, from $179,806,000 in 2003, an increase of $22,978,000, or 12.78%. Average savings and interest-bearing demand deposits increased $13,602,000 or 27.80% to $62,513,000 in 2004. Average time deposits increased to $109,333,000 in 2004, from $101,986,000 in 2003, an increase of $7,347,000, or 7.20%. The average rate paid on time deposits decreased to 2.11% in 2004 from 2.49% in 2003. The Corporation issued $4,124,000 of subordinated debentures in June of 2002 at an interest rate of three month LIBOR plus 3.65% with the initial rate of 5.93%. The interest expense associated with this issue in 2004 was $215,166 or an average rate of 5.22%.

Total interest expense decreased $924,000 or 20.21%, to $3,650,000 in 2003, from $4,574,000 in 2002. This decrease was a function of the decrease in interest rates offset by a slight increase in the volume of interest bearing liabilities. The average rate paid on interest-bearing liabilities in 2003 was 2.03% as compared to 2.74% in 2002. Average interest-bearing liabilities increased to $179,806,000 in 2003, from $167,232,000 in 2002, an increase of $12,574,000, or 7.52%. Average savings and interest-bearing demand deposits increased $4,126,000 or 9.21% to $48,911,000 in 2003. Average time deposits increased to $101,986,000 in 2003, from $101,444,000 in 2002, an increase of $542,000, or 0.53%. The average rate paid on time deposits decreased to 2.49% in 2003 from 3.40% in 2002. The interest expense associated with the subordinated debentures in 2003 was $199,392 or an average rate of 4.83%.

PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses for the year ended December 31, 2004 was $720,000 as compared to $740,704 in 2003, a decrease of $20,704, or 2.80%. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2004 represents 1.30% of gross loans, as compared to 1.29% at December 31, 2003.

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

The 2004 loan loss provision decrease of $20,704 is due to management’s assessment of the improving credit quality in the loan portfolio from last year.

NONINTEREST INCOME

	2004	2003	2002
Service Charge Income	$758,307	667,547	638,973
Nonsufficient Fund Charges, net	$1,500,874	1,460,002	1,302,294
Mortgage Origination Fees	$196,740	302,836	106,096
Investment Securities Gains, (net)	$170,898	488,647	76,995
Other	$418,099	547,587	601,209

	$3,044,918	3,466,619	2,725,567

Total noninterest income decreased $421,701 or 12.16%, to $3,044,918 in 2004, as compared to $3,466,619 in 2003.

Service charge income increased to $2,259,181 in 2004, from $2,127,549 in 2003, an increase of $131,632, or 6.19%. Service charges on deposit accounts increased $27,202 or 6.96%, and this increase is due to the overall growth of the Bank as all branches saw increases in service charge income. Most of the increase came from a program that was introduced in May of 2002 that allows depositors to overdraw their checking accounts to a pre-approved limit. When customers overdraw their account, the Bank pays the check and charges the customer a nonsufficient fund charge. Nonsufficient fund charges increased $48,601 from $1,559,949 in 2003 to $1,608,550 in 2004. Commissions on credit life insurance decreased $16,311, or 24.59%, to $50,016 in 2004, from $66,327 in 2003. Other income decreased to $564,823 in 2004, from $784,096 in 2003, a decrease of $219,273 or 27.97%. This decrease is attributable to a decrease of $106,096 mortgage origination fees for third parties, with a portion of the rest of the loss in other income is due to gains on OREO in 2003 and a decrease in earnings on Bank Owed Life Insurance. The return to higher interest rates in 2004 has caused the origination fees to decrease; management expects the fees to remain at the 2004 level for 2005. Gain on the sales of investments decreased $317,749 or 65.03%. The Bank sold investments in 2003 to take advantage of certain market conditions. With mortgage backed securities prepaying as fast as they have in recent history, the Bank sold its positions rather than let them prepay. The Bank also sold municipal bonds in order to take advantage of the market rates and to avoid the call options in these bonds.

Total noninterest income increased $741,052 or 27.19%, to $3,466,619 in 2003, as compared to $2,725,567 in 2002.

Service charge income increased to $2,127,549 in 2003, from $1,941,267 in 2002, an increase of $186,282, or 9.60%. Service charges on deposit accounts decreased $15,297 or 3.03%, and this decrease is due to the offering of free checking accounts. Most of the increase came from the program that was introduced in May of 2002 that allows depositors to overdraw their checking accounts to a pre-approved limit. In its first full year net nonsufficient fund charges increased $157,708 or 12.11%. Commissions on credit life insurance increased $13,959, or 26.66%, to $66,327 in 2003, from $52,368 in 2002. Other income increased to $784,096 in 2003, from $654,937 in 2002, an increase of $129,159 or 19.72%. This increase is attributable to an increase of $116,247 on mortgage origination fees for third parties. Gain on the sales of investments increased $411,652 or 534.65% as the Bank sold investments in 2003 in order to take advantage of certain market conditions. The Bank sold its positions rather than let them prepay. The Bank also sold municipal bonds in order to take advantage of the market rates and to avoid the call options in these bonds.

NONINTEREST EXPENSE

	2004	2003	2002
Salaries and benefits	$5,779,483	5,360,972	4,581,132
Net occupancy	1,988,538	1,828,286	1,605,593
Other	2,605,966	2,424,717	2,506,111

Total	$10,373,987	9,613,975	8,692,836

Total noninterest expense increased $760,012, or 7.91%, to $10,373,987 in 2004, from $9,613,975 in 2003. Salaries and other compensation expense increased $418,511 or 7.81% to $5,779,483 in 2004 from $5,360,972 for 2003. This increase is due to increases in insurance costs, payroll taxes, 401K contributions, and salaries including staffing for new offices. Occupancy expenses increased from $1,828,286 in 2003 to $1,988,538 in 2004 an increase of $160,252 or 8.77%. Of this increase software and hardware maintenance increased $38,752 or 15.91% from $243,571 in 2003 to $282,323 in 2004. As the Bank continues to expand and remodel branches depreciation expense increased $102,886 or 11.98% from $755,612 in 2003 to $858,498. Income tax expense for 2004 was $612,602 as compared to $673,353 in 2003. The effective tax rate in 2004 was 22.12% as compared to 24.01% in 2003. Other expense increased to $2,605,966 in 2004, from $2,424,717 in 2003, an increase of $181,249, or 7.48%. This increase was caused in part by a $50,000 write down of other real estate owned in 2004. Board of Director fees also increased $28,819 as the Board met every week immediately following the Hurricane Ivan in September. Marketing and advertising also increased $26,494 as the Bank celebrated its 100th anniversary.

As management anticipated, compliance with the Sarbanes-Oxley Act of 2002 increased expenses in 2004, as audit and accounting fees increased $40,770. The extent of such increases in 2005 has not yet been determined. Management also anticipates an increase in occupancy expense as it currently has plans to open three new branches and remodel two in 2005.

Total noninterest expense increased $921,139, or 10.59%, to $9,613,975 in 2003, from $8,692,836 in 2002. Salaries and other compensation expense increased $779,840 or 17.02% to $5,360,972 in 2003 from $4,581,132 for 2002. This increase is due to increases in insurance cost of $58,954, and payroll taxes of $ 31,082 and a general increase in salaries including staffing of new offices. Occupancy expenses increased from $1,605,593 in 2002 to $1,828,286 in 2003, an increase of $222,693 or 13.87%. Of this increase, software and hardware maintenance increased $62,103 or 34.2% from $181,468 in 2002 to $243,571 in 2003. As the Bank continued to expand and remodel branches, depreciation expense increased $82,671 or 11.64% from $710,453 in 2002 to $793,124. Maintenance on equipment increased $48,206 or 14.3% from $338,159 in 2002 to $386,365 in 2003. Income tax expense for 2003 was $673,353 as compared to $602,847 in 2002. The effective tax rate in 2003 was 24.01% as compared to 22.85% in 2002. Other expense decreased to $2,424,717 in 2003, from $2,506,111 in 2002, a decrease of $81,394, or 3.25%. The decrease in other expenses is due partly to a decrease in other real estate owned expenses of $83,159, most of which decrease was caused by the $103,034 of OREO writedowns in 2002. The Bank also experienced charge offs of approximately $40,000 due to fraudulent checks in 2002, which did not recur in 2003. Professional fees decreased $59,834 due to very little turnover on the officer level in 2003, as the bank used recruiters to find qualified applicants. The Bank also had some expenses increase such as a blanket bond of $28,287, and legal fees which increased approximately $70,000 as the Bank explored new branching opportunities and the Corporation assessed new SOA compliance requirements. Marketing and advertising also increased $18,675 as the Bank readied for its 100th anniversary.

The Bank is in the process of completing repairs and renovations to the two branches damage by Hurricane Ivan and expects the total cost to be less than $1,000,000. The Bank has already recovered under its insurance policies amounts sufficient to cover the material portion of these costs. Management does not expect the cost to have a material impact on the earnings of the Bank.

Basic earnings per share in 2004 were $0.97, as compared to basic earnings per share of $0.98 in 2003. Diluted earnings per share in 2004 were $0.97 and $0.98 in 2003. Return on average assets for 2004 was 0.77%, as compared to 0.86% in 2003. Return on average equity was 8.38% in 2004, as compared to 8.73% in 2003. As the Bank implements its growth strategy over the next few years these ratios may continue to decline.

Basic earnings per share in 2003 were $0.98, as compared to basic earnings per share of $0.93 in 2002. Diluted earnings per share in 2003 were $0.98 and $0.91 in 2002. Return on average assets for 2003 was 0.86%, as compared to 0.91% in 2002. Return on average equity was 8.74% in 2003, as compared to 10.11% in 2002.

LOANS AT DECEMBER 31

	2004	2003	2002	2001	2000
Commercial, financial and agriculture	$151,295,232	115,721,929	111,429,905	97,881,448	87,479,810
Real estate - construction	6,505,508	6,791,566	8,295,383	7,377,897	7,404,300
Real estate - mortgage	28,794,030	30,324,415	27,784,873	27,233,771	28,580,500
Installment loans to individuals	12,565,675	11,309,245	14,926,017	16,552,493	18,072,546
Lease Financing	—	—	—	—	—
Foreign government and official institutions	—	—	—	—	—
Banks and other financial institutions	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Other loans	—	—	—	—	—

Totals	$199,160,445	164,147,155	162,436,178	149,045,609	141,537,156

Total loans increased to $199,160,445 at December 31, 2004, from $164,147,155 at year-end 2003, an increase of $35,013,290, or 21.33%. Commercial, financial and agricultural loans increased to $149,313,993 at year end 2004, from $115,721,929 at December 31, 2003. Most of the increase can be attributed to commercial loans. The Bank has experienced this growth in its Baldwin County markets as its newer branches begin to mature. Real estate construction loans decreased by $286,058 or 4.21% in 2004 to $6,505,508 from $6,791,556 in 2003. The majority of these loans are for 1-4 family homes. Real estate mortgage loans decreased in 2004 by $1,530,385 or 5.05% to $28,794,030 from $30,324,415 in 2003. Installment loans to individuals increased to $12,565,675 at December 31, 2004, when compared to $11,309,246 at year end 2003. The ratio of loans to deposits and repurchase agreements on December 31, 2004 was 73.21%, as compared to 77.10% in 2003. The decrease in loan to deposits and repurchase agreements ratio is due to the increase in deposits in 2004.

Total loans increased to $164,147,155 at December 31, 2003, from $162,436,178 at year-end 2002, an increase of $1,710,977, or 1.05%. Commercial, financial and agricultural loans increased to $115,721,929 at year end 2003, from $111,429,905 at December 31, 2002. Most of the increase was attributed to agricultural loans. Real estate construction loans decreased by $1,503,817 or 18.13% in 2003 to $6,791,566 from $8,295,383 in 2002. The majority of these loans were for 1-4 family homes. Real estate mortgage loans increased in 2003 by $2,539,542 or 9.14% to $30,324,415 from $27,784,873 in 2002. Installment loans to individuals decreased to $11,309,246 at December 31, 2003, when compared to $14,926,017 at year end 2002. The ratio of loans to deposits and repurchase agreements on December 31, 2003 was 77.10%, as compared to 85.17% in 2002.

Total loans increased to $162,436,178 at December 31, 2002, from $149,045,609 at year end 2001, an increase of $13,390,569, or 8.98%. Commercial, financial and agricultural loans increased to $111,429,905 at year end 2002, from $97,881,448 at December 31, 2001. Most of the increase was attributed to agricultural loans. Real estate construction loans increased by $917,486 or 12.44% in 2002 to $8,295,383 from $7,377,897 in 2001. The majority of these loans were for 1-4 family homes. Real estate mortgage loans increased in 2002 by $551,102 or 2.02% to $27,784,873 from $27,233,771 in 2001. Installment loans to individuals decreased to $14,926,017 at December 31, 2002, when compared to $16,552,493 at year end 2001. The ratio of loans to deposits and repurchase agreements on December 31, 2002 was 85.17%, as compared to 82.76% in 2001.

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

As of December 31, 2004, management believes liquidity was adequate. At December 31, 2004 the gross loan to deposit ratio was 78.57%.

The Corporation’s bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals see ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As revealed in the Consolidated Statement of Cash Flows, the Corporation generates the majority of its cash flows from financing activities. Financing activities provided $53,486,402 in cash in 2004, with the majority of this coming from an increase in deposits and an increase in repurchase agreements. The investing activities of the Corporation used $35,643,404 of the cash flows, to fund the investment and the loan portfolios of the Bank. Operations provided $1,650,377 in cash flows with the majority of these funds coming from net income for the year ended December 31, 2004.

The following table presents information about the Company’s contractual obligations and commitments at December 31, 2004.

Contractual Obligations
(Dollars in Thousands)

	Less Than			More Than
	1 Year	2-3 Years	4-5 Years	5 Years
Time Deposits	$84,224	16,477	13,873	0

FHLB Advances	0	5,026	0	3,268

Long-term debt	0	4,124	0	0
Operating Leases	143	254	212	300

Letters of Credit	2,304

Commitments to extend credit	18,627	1,003	675	576

Credit Card Lines	2,924

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has no “off-balance sheet arrangements” as such term is defined in Item 303(a)(4) of Regulation S-K.

INTEREST RATE SENSITIVITY
Interest Rate Sensitivity Analysis
Year Ended December 31, 2004
(Dollars in Thousands)

	Three months	Three to	Six months	One year	Five years	Total
	or less	Six months	to one year	to five years	or after
Earning Assets:
Loans, net of Unearned income	$35,483	12,646	24,939	97,129	26,982	197,179
Taxable securities AFS	—	—	—	8,213	22,573	30,786
Tax exempt securities AFS	165	—	—	3,506	20,045	23,716
Federal funds sold & securities purchased under agreements to resale	27,742	—	—	—		27,742
Other earning assets	—	—	—	—	1,276	1,276

Total Interest Earning Assets	$63,390	12,646	24,939	108,848	70,876	280,699

Interest Bearing Liabilities:
Demand Deposits					43,120	43,120
Savings Deposits					26,481	26,481
Certificates of Deposit less than $100,000	$20,915	17,736	16,661	16,884	—	72,196
Certificates of Deposit greater than $100,000	11,308	6,475	11,129	13,465	—	42,377
Federal funds sold & securities purchased under agreements to resale	18,381					18,381
Other short term borrowings	713					713
Note payable to Trust, net of debt issuance cost subordinate debt securities, net of issuance cost	—			3,993		3,993
Federal Home Loan Bank borrowings	—	—	—	5,026	3,268	8,294

Total interest bearing source liabilities	51,317	24,211	27,790	39,368	72,869	215,555

Non interest bearing source of funds					68,764	68,764

Interest sensitivity gap	12,073	(11,565)	(2,851)	69,480	(70,757)	(3,620)

Cumulative gap	$12,073	508	(2,343)	67,137	(3,620)

The interest sensitive assets at December 31, 2004 that mature within twelve months were $102,956,000 while the interest sensitive liabilities that mature within the same time frame were $103,318,000. At December 31, 2004, the 12-month cumulative GAP position, was negative $1,768,000 resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of .99%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that mature within the GAP period of one year. This analysis does not consider the sensitivity based on the repricing structure of the interest sensitive assets and liabilities.

The Corporation’s sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank’s performance. See Item 7A.

CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 2004 was 9.20% as compared to 9.90% in 2003. Total stockholders’ equity on December 31, 2004 was $26,345,094, an increase of $1,376,157, or 5.51%, from $24,968,937 at year end 2003. This increase is the result of the Corporation’s net earnings during 2004, less dividends declared to stockholders of $664,814, less other comprehensive loss of $153,129. Stockholders’ equity was also affected by the sale of stock under the Employee Stock Purchase Plan of $40,872. The Corporation’s risk based capital of $31,827,000, or 14.12%, of risk weighted assets at December 31, 2004, was well above the Corporation’s minimum risk based capital requirement of $18,027,000 or 8.0% of risk weighted assets. Based on management’s projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future; however, continued growth into new markets may require the Bank to access external funding sources.

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, which required deconsolidation of subordinated beneficial interests. As a result of FASB’s Interpretation, questions were raised whether Trust Preferred Securities would still qualify for treatment as Tier 1 Capital. In March of 2005, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised of 14.09% of the Corporation’s Tier 1 Capital as of December 31, 2004.

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

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in prime rate. The Bank uses the Asset liability model developed by HNC Financial Solutions, an independent third party vendor, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value of equity at each rate. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 2004. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

(In thousands)

Increase (Decrease)
in		Change in	Change in
Interest Rates	Market Value	Market Value	Market Value
(Basis Points)	Equity	Equity	Equity Percent
300	$62,661	12,559	25%
200	59,449	9,347	19%
100	55,215	5,113	10%
0	50,102	—	0%
(100)	44,151	(5,951)	-12%
(200)	37,105	(12,997)	-26%
(300)	29,308	(20,794)	-42%

The preceding table indicates that at December 31, 2004, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are included in the following pages shown in the index below.

Index to Financial Statements	Page(s)
Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2004 and 2003	F3

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002	F5

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	F6

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	F7

Notes to Consolidated Financial Statements - December 31, 2004, 2003, and 2002	F9

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(With Report of Independent Registered Public

Accounting Firm Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors
United Bancorporation of Alabama, Inc.
Atmore, Alabama

     We have audited the accompanying consolidated balance sheet of United Bancorporation of Alabama, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of United Bancorporation of Alabama, Inc. and Subsidiary as of December 31, 2003 and for each of the two years in the period ended December 31, 2003 were audited by other auditors, whose report dated March 5, 2004 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Maudlin & Jenkins, LLC

Birmingham, Alabama
March 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Bancorporation of Alabama, Inc.:

We have audited the accompanying consolidated balance sheet of United Bancorporation of Alabama, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two—year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two—year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Birmingham, Alabama
March 5, 2004

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$16,446,574	9,901,225
Federal funds sold and securities purchased under agreements to resell	27,494,426	14,546,400

Cash and cash equivalents	43,941,000	24,447,625

Investment securities available for sale, at fair value (cost of $54,502,411 and $52,908,801 at December 31, 2004 and 2003, respectively)	55,004,982	53,666,589
Loans	199,160,445	164,147,155
Less:
Allowance for loan losses	2,562,239	2,116,060

Net loans	196,598,206	162,031,095

Premises and equipment, net	7,192,202	7,581,389
Interest receivable	2,711,694	2,078,890
Other assets	6,383,140	5,173,562

Total assets	$311,831,224	254,979,150

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Liabilities and Stockholders’ Equity
Deposits:
Noninterest bearing	$68,763,895	42,687,610
Interest bearing	184,174,772	156,717,972

Total deposits	252,938,667	199,405,582

Securities sold under agreements to repurchase	18,381,063	13,495,670
Advances from Federal Home Loan Bank	8,292,612	10,909,975
Treasury, tax, and loan account	712,768	563,730
Accrued expenses and other liabilities	1,168,375	1,652,715
Note payable to Trust, net of debt issuance costs of $131,355 and $141,459 in 2004 and 2003, respectively	3,992,645	3,982,541

Total liabilities	285,486,130	230,010,213

Stockholders’ equity:
Class A common stock, $0.01 par value
Authorized 5,000,000 shares; issued and outstanding, 2,363,762 and 1,181,881 shares in 2004 and 2003, respectively	23,638	11,819
Class B common stock, $0.01 par value
Authorized 250,000 shares; no shares issued or outstanding	—	—
Preferred stock, $0.01 par value
Authorized 250,000 shares; no shares issued or outstanding	—	—
Additional paid in capital	5,444,563	5,418,175
Retained earnings	21,414,370	19,925,926
Accumulated other comprehensive income, net of deferred taxes of $201,028 and $303,114 in 2004 and 2003, respectively	301,542	454,671

	27,184,113	25,810,591

Less: 147,706 and 149,518 treasury shares at cost in 2004 and 2003, respectively	839,019	841,654

Total stockholders’ equity	26,345,094	24,968,937

Total liabilities and stockholders’ equity	$311,831,224	254,979,150

See accompanying notes to consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$11,979,772	11,277,285	11,596,575
Interest on investment securities:
Taxable	1,223,185	1,002,576	1,417,090
Nontaxable	990,195	939,453	921,270

Total interest on investment securities	2,213,380	1,942,029	2,338,360

Other interest income	159,834	123,250	81,789

Total interest income	14,352,986	13,342,564	14,016,724

Interest expense:
Interest on deposits	2,882,638	3,053,714	4,007,598
Interest on other borrowed funds	655,420	596,421	567,118

Total interest expense	3,538,058	3,650,135	4,574,716

Net interest income	10,814,928	9,692,429	9,442,008

Provision for loan losses	720,000	740,704	837,000

Net interest income after provision for loan losses	10,094,928	8,951,725	8,605,008
Noninterest income:
Service charges on deposits	2,259,181	2,127,549	1,941,267
Commissions on credit life insurance	50,016	66,327	52,368
Investment securities gains, net	170,898	488,647	76,995
Mortgage fee income	196,740	306,781	190,534
Other	368,083	477,315	464,403

Total noninterest income	3,044,918	3,466,619	2,725,567

Noninterest expense:
Salaries and benefits	5,779,483	5,360,972	4,581,132
Net occupancy expense	1,988,538	1,828,286	1,605,593
Other	2,605,966	2,424,717	2,506,111

Total noninterest expense	10,373,987	9,613,975	8,692,836

Earnings before income taxes	2,765,859	2,804,369	2,637,739
Income tax expense	612,602	673,353	602,847

Net earnings	$2,153,257	2,131,016	2,034,892

Basic earnings per share	$0.97	0.98	0.93

Basic weighted average shares outstanding	2,216,032	2,173,970	2,185,172

Diluted earnings per share	$0.97	0.98	0.91

Diluted weighted average shares outstanding	2,218,381	2,174,478	2,246,460

See accompanying notes to consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003, and 2002

					Accumulated
			Additional		other		Total
		Common	paid in	Retained	comprehensive	Treasury	stockholders’	Comprehensive
	Shares	stock	Capital	earnings	income (loss)	stock	equity	income
Balance December 31, 2001	1,159,481	$11,595	$5,056,304	$16,961,631	$268,863	$(451,900)	$21,846,493

Net earnings	—	—	—	2,034,892	—	—	2,034,892	2,034,892
Unrealized change in fair value investment securities available for sale, net	—	—	—	—	528,392	—	528,392	528,392

Comprehensive income								2,563,284

Cash dividends declared ($0.28 per share)	—	—	—	(597,700)	—	—	(597,700)
Exercise of stock options	2,000	20	31,980	—	—	—	32,000
Purchase of treasury stock	—	—	—	—	—	(397,736)	(397,736)
Sale of 252 shares of treasury stock	—	—	4,443	—	—	2,520	6,963

Balance December 31, 2002	1,161,481	11,615	5,092,727	18,398,823	797,255	(847,116)	23,453,304

Net earnings				2,131,016			2,131,016	2,131,016
Unrealized change in fair value investment securities available for sale, net					(342,584)	—	(342,584)	(342,584)

Comprehensive income								1,788,432

Cash dividends declared ($.28 per share)				(603,913)			(603,913)
Exercise of stock options	20,400	204	326,196				326,400
Purchase of treasury stock							—
Sale of 176 shares of treasury stock			(748)			5,462	4,714

Balance December 31, 2003	1,181,881	11,819	5,418,175	19,925,926	454,671	(841,654)	24,968,937

Net earnings				2,153,257			2,153,257	2,153,257
Unrealized change in fair value investment securities available for sale, net					(153,129)	—	(153,129)	(153,129)

Comprehensive income								2,000,128

Stock Split Two for One	1,181,881	11,819	(11,819)				—
Cash dividends declared ($.30 per share)				(664,813)			(664,813)
Purchase of treasury stock						(30,366)	(30,366)
Sale of 2,339 shares of treasury stock			38,207			33,001	71,208

Balance December 31, 2004	2,363,762	$23,638	$5,444,563	$21,414,370	$301,542	$(839,019)	$26,345,094

See accompanying notes to consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$2,153,257	2,131,016	2,034,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	720,000	740,704	837,000
Depreciation of premises and equipment	858,498	755,612	728,699
Net amortization of premium on investment securities	168,199	255,854	27,361
Gains on sales of investment securities available for sale, net	(170,898)	(488,647)	(76,995)
Gain on Sale of Other Real Estate	(897)	—	—
Writedown of other real estate	50,000	—	—
Gain on disposal of equipment	(4,850)	(14,000)
Deferred income taxes (benefit)	(58,147)	147,215	(24,386)
Decrease (increase) in interest receivable	(632,804)	(337,951)	(437,531)
(Increase) decrease in other assets	(2,943,919)	(744,720)	(263,008)
Increase (decrease) in accrued expenses and other liabilities	1,667,234	488	(632,637)

Net cash provided by operating activities	1,805,673	2,445,571	2,193,395

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	10,757,098	16,828,094	11,749,795
Proceeds from sales of investment securities available for sale	4,877,992	13,121,623	1,178,070
Purchases of investment securities available for sale	(17,225,998)	(33,211,567)	(21,124,901)
Net increase in loans	(35,588,112)	(2,452,432)	(14,104,003)
Purchases of premises and equipment, net	(469,311)	(2,011,950)	(1,138,718)
Proceeds from sale of premises and equipment	4,850	—	—
Proceeds from sales of other real estate	5,000	192,000	376,490

Net cash used in investing activities	(37,638,481)	(7,534,232)	(23,063,267)

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from financing activities:
Net increase in deposits	$53,533,085	16,840,267	2,056,146
Net (decrease) increase in securities sold under agreements to repurchase	4,885,393	5,355,164	(928,786)
Cash dividends	(664,813)	(603,911)	(597,700)
Exercise of stock options	—	326,400	32,000
Purchase of treasury stock	(30,366)	(31,115)	(397,736)
Proceeds from sale of treasury stock	71,208	35,829	6,963
Proceeds from issuance of guaranteed preferred beneficial interest in junior subordinate debt securities, net debt issuance cost of $151,563	—	—	3,972,437
Advances from FHLB	—	—	8,592,011
Repayments of advances from FHLB	(2,617,363)	(617,363)	(2,000,000)
(Decrease) increase in other borrowed funds	149,039	(856,300)	(126,960)

Net cash provided by financing activities	55,326,183	20,448,971	10,608,375

Net increase (decrease) in cash and cash equivalents	19,493,375	15,360,310	(10,261,497)

Cash and cash equivalents, beginning of year	24,447,625	9,087,315	19,348,812

Cash and cash equivalents, end of year	$43,941,000	24,447,625	9,087,315

Supplemental disclosures:
Cash paid during the year for:
Interest	$3,492,119	3,778,217	5,082,436
Income taxes	650,000	903,000	362,000

Noncash transactions:
Transfer of loans to other real estate through foreclosure	301,001	949,303	638,238

See accompanying notes to consolidated financial statements.

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Corporation) and its wholly owned subsidiary United Bank (the Bank), collectively referred to as the Company. Significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Concentrations

The Company operates primarily in one business segment, commercial banking, in the Southwest Alabama market. As of December 31, 2004 and December 31, 2003, approximately 62% and 54%, respectively, of the Company’s loans were commercial loans. The Bank’s commercial customers are primarily small to middle market enterprises. The Bank also specializes in agricultural loans, which represented approximately 14% and 16% of the Company’s total loans at December 31, 2004 and December 31, 2003, respectively.

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

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the years ended December 31, 2004, 2003, and 2002 would have been impacted as shown in the following table:

	2004	2003	2002
Reported net earnings	$2,153,257	2,131,016	2,034,892
Compensation expense, net of taxes	21,258	26,287	24,243
Pro forma net earnings	2,131,999	2,104,729	2,010,649
Reported basic earnings per share	0.97	0.98	0.93
Proforma basic earnings per share	0.96	0.97	0.92
Reported diluted earnings per share	0.97	0.98	0.91
Pro forma diluted earnings per share	0.96	0.97	0.90

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black–Scholes option

–pricing model with the weighted average assumptions listed below. No options were granted during 2004.

	2004	2003	2002
Expected life of option	n/a	n/a	5 yrs
Risk-free interest rate	n/a	n/a	2.89%
Expected volatility of Company stock	n/a	n/a	12.09%
Expected dividend yield of Company stock	n/a	n/a	2.24%

The weighted average fair value of options granted during 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Fair value of each option granted	$—	—	5.99

(l)	Earnings per Share and Stock Split

Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company declared a 2-for-1 stock split effected in the form of a stock dividend during 2004. Earnings per share, dividends per share and all stock option disclosures for the years ended December 31, 2003 and 2002 have been retroactively adjusted for the increased number of shares of common stock.

(m)	Business Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in only one segment – commercial banking.

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

The Company has applied FIN No. 46R in accounting for United Bancorp Capital Trust I (Trust), established on June 27, 2002. Accordingly, in the accompanying balance sheet, we have included, in other assets, our investment in the Trust of $124,000 and also included, in note payable to trust, the balance owed the Trust of $3,992,645. Except as related to the Trust, the application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share- based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after June 15, 2005, which will be the quarter ending September 30, 2005.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. Under this method, the Company estimates that the adoption of FAS 123(R) will require the Company to record approximately $8,000, net of tax, of stock compensation expense in the year ended December 31, 2005 related to employee options issued and outstanding at December 31, 2004. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

(2)	Cash and Due From Banks

The Corporation’s subsidiary bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $2,898,000 and $1,778,000 at December 31, 2004 and 2003, respectively.

(3)	Investment Securities

The amortized cost and fair value of investment securities available for sale at December 31, 2004 and 2003 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2004:
U.S. government agencies, excluding mortgage–backed securities	8,081,782	27,996	(6,785)	8,102,993
State and political subdivisions	23,816,625	596,909	(90,042)	24,323,492
Mortgage–backed securities	22,604,004	144,112	(169,620)	22,578,496

	$54,502,411	769,017	(266,447)	55,004,981

2003:
U.S. Treasury	$1,005,961	2,103	—	1,008,064
U.S. government agencies, excluding mortgage–backed securities	1,874,125	16,813	—	1,890,938
State and political subdivisions	23,728,597	808,012	(91,815)	24,444,794
Mortgage–backed securities	24,804,803	200,823	(180,393)	24,825,234
Corporate notes and other	1,495,315	2,245	—	1,497,560

	$52,908,801	1,029,996	(272,208)	53,666,589

Those investment securities, available for sale, which have an unrealized loss position at December 31, 2004 and 2003, are detailed below:

2004
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Federal agency mortgage backed securities	10,198,819	59,910	10,683,829	116,495	20,882,648	176,405

State and political subdivisions	6,848,792	90,042	—	—	6,848,792	90,042

Total temporarily impaired securities	17,047,611	149,952	10,683,829	116,495	27,731,440	266,447

2003
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Federal agency mortgage backed securities	13,948,868	174,412	2,338,516	5,981	16,287,384	180,393

State and political subdivisions	4,421,902	91,815	—	—	4,421,902	91,815

Total temporarily impaired securities	18,370,770	266,227	2,338,516	5,981	20,709,286	272,208

Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses are mainly attributed to changes in interest rates and were less than five percent of the amortized cost. The unrealized losses on state and political subdivisions are also attributed to changes in interest rates and are considered by management to be temporary.

The amortized cost and fair value of investment securities available for sale at December 31, 2004, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value
Investment securities available for sale:
Due in one year or less	$165,000	165,347
Due after one year through five years	9,804,479	9,866,330
Due after five years through ten years	10,536,959	10,776,103
Due after ten years	11,391,969	11,618,706

Subtotal	31,898,407	32,426,486
Mortgage–backed securities	22,604,004	22,578,496

Total	$54,502,411	55,004,982

Gross gains of $170,898 were realized on those sales of investment securities available for sale in 2004. Gross gains of $491,647 and gross losses of $3,000 were realized on those sales of investment securities available for sale in 2003. Gross gains of $78,967 and gross losses of $1,972 were realized on those sales of investment securities available for sale in 2002.

Securities with carrying values of $45,773,418 and $39,730,088 at December 31, 2004 and 2003, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

(4)	Loans and Allowance for Loan Losses

At December 31, 2004 and 2003, the composition of the loan portfolio was as follows:

	2004	2003
Commercial and financial	$123,836,516	89,503,784
Agricultural	27,458,716	26,218,144
Real estate — construction	6,505,508	6,791,566
Real estate — 1–4 family residential mortgage	28,794,030	30,324,415
Installment loans to individuals	12,565,675	11,309,245

Total	$199,160,445	164,147,155

At December 31, 2004, the Corporation had $27,458,716 of agriculture related loans as compared to $26,218,144 at December 31, 2003.

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 follows:

	2004	2003	2002
Balance, beginning of year	$2,116,060	2,116,811	1,993,245
Provision charged to earnings	720,000	740,704	837,000

Less loans charged-off	(357,734)	(804,067)	(765,505)
Plus loan recoveries	83,913	62,612	52,071

Net charge-offs	(273,821)	(741,455)	(713,433)

Balance, end of year	$2,562,239	2,116,060	2,116,811

Loans on which the accrual of interest had been discontinued or reduced amounted to $1,201,692 and $2,265,047 as of December 31, 2004 and 2003, respectively. If these loans had been current throughout their terms, interest income would have been increased by $102,372, $95,877, and $29,967, for 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the Company had no significant impaired loans.

During 2004, certain executive officers and directors of the Corporation and its subsidiary, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these related parties at December 31, 2004, amounted to $3,375,757. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

(5)	Premises and Equipment

     At December 31, 2004 and 2003, premises and equipment were as follows:

	2004	2003
Land	$2,281,005	2,224,293
Buildings and leasehold improvements (depreciated over 5 to 50 years)	6,157,962	5,866,949
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	4,562,128	4,486,360
Automobiles (depreciated over 3 years)	108,034	172,804

	13,109,129	12,750,406

Less accumulated depreciation	5,916,927	5,169,017

	$7,192,202	7,581,389

Depreciation expense for the year ended December 31, 2004, 2003, and 2002 was $858,498, $755,612, and $728,699, respectively.

(6)	Deposits

At December 31, 2004 and 2003, deposits were as follows:

	2004	2003
Noninterest bearing accounts	$68,763,895	42,687,610
NOW accounts	29,566,772	22,416,265
Money market investment accounts	13,552,898	11,066,510
Savings account	26,481,202	18,163,882
Time deposits:
Certificates of deposit less than $100,000	72,196,657	68,134,692
Certificates of deposit greater than $100,000	42,377,243	36,936,624

Total deposits	$252,938,667	199,405,583

At December 31, 2004, 2003, and 2002 interest expense on deposits was as follows:

	2004	2003	2002
NOW accounts	$208,816	196,595	308,699
Money market investment accounts	315,353	250,294	109,583
Savings accounts	52,534	68,745	143,988
Time deposits:
Certificates of deposit less than $100,000	1,718,198	1,933,281	2,403,927
Certificates of deposit greater than $100,000	587,738	604,799	1,041,401

Total interest expense on deposits	$2,882,638	3,053,714	4,007,598

At December 31, 2004, the contractual maturities of time deposits are as follows:

Due in one year	$84,224,044
Due in one to two years	10,623,729
Due in two to three years	5,853,200
Due in three to four years	4,391,178
Due in four to five years	9,481,749

114,573,900

During 2004, certain executive officers and directors of the Corporation were deposit customers of the Bank. Total deposits outstanding to these related parties at December 31, 2004, amounted to $1,543,497.

(7)	Securities Sold Under Agreements to Repurchase

The maximum amount of outstanding securities sold under agreements to repurchase during 2004 and 2003 was $23,837,982 and $23,938,825, respectively. The weighted average borrowing rate at December 31, 2004 and 2003 was 1.27% and 0.13%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2004 and 2003 was $17,147,605 and $13,815,267, respectively. The weighted average borrowing rate during the years ended December 31, 2004 and 2003 was 0.46% and .18%, respectively. Securities underlying these agreements are under the Company’s control.

(8)	Borrowed Funds

The Company was liable to the Federal Home Loan Bank of Atlanta on the following advances at December 31, 2004 and 2003.

2004
Maturity date	Interest rate
June 2006	7.19%	25,845
September 2007	2.82%	5,000,000
March 2011	4.22%	2,000,000
May 2012	7.41%	88,000
July 2017	6.93%	845,000
August 2017	6.84%	138,975
July 2020	7.54%	194,792

Total (weighted average rate of 3.82%)		$8,292,612

2003
Maturity date	Interest rate
March 2004	2.35%	$1,500,000
September 2004	2.53%	1,000,000
June 2006	7.19%	43,075
September 2007	2.82%	5,000,000
March 2011	4.22%	2,000,000
May 2012	7.41%	99,733
July 2017	6.93%	910,000
August 2017	6.84%	149,875
July 2020	7.54%	207,292

Total (weighted average rate of 3.82%)		$10,909,975

At December 31, 2004 and 2003, the advances were collateralized by a blanket pledge of first–mortgage residential loans in the amount of $20,441,800 and $25,306,748, respectively. At December 31, 2004 the Company’s advances were also collateralized by Commercial Real Estate loans of $37,844,197 and Multi Family Real Estate loans of $3,814,582.

Scheduled maturities of long-term debt are as follows:

2005	—
2006	25,845
2007	5,000,000
2008	—
Thereafter	3,266,767

$8,292,612

(9)	Note Payable to Trust

In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The junior subordinated debentures can be redeemed prior to maturity at the option of the Company on or after June 30, 2007. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the Debentures) held by the grantor trust. The debentures have the same interest rate (three month LIBOR plus 3.65%, floating) as the trust preferred securities. The Company has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Company’s other obligations under the Debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

The trust preferred securities and the related debentures were issued on June 27, 2002. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of Debentures outstanding at December 31, 2004 and 2003 was $4,124,000. Certain issue costs have been deferred and netted against the outstanding debentures in the accompanying balance sheet. The issue costs are being amortized over fifteen years.

(10)	Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 was allocated as follows:

	2004	2003	2002
Income from continuing operations	$612,602	673,353	602,846

Stockholders’ equity, for other comprehensive income	$(102,086)	(228,388)	352,262

The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
Current:
Federal	$560,929	490,776	529,675
State	109,820	35,362	97,557

Total	670,749	526,138	627,232

Deferred:
Federal	(40,622)	129,620	(21,395)
State	(17,525)	17,595	(2,991)

Total	(58,147)	147,215	(24,386)

Total income tax expense	$612,602	673,353	602,846

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2004	2003	2002
Income tax at statutory rate	$940,392	955,203	896,832
Increase (decrease) resulting from:
Tax exempt interest	(377,744)	(353,753)	(318,970)
Interest disallowance	20,468	21,127	27,090
Deferred compensation	—	—	2,380
State income tax net of federal benefit	60,915	34,952	62,414
Premium amortization on tax exempt investment securities	11,910	7,030	4,352
Cash surrendered value of life insurance	(31,030)	(32,459)	(39,677)
Other, net	(12,309)	41,253	(31,575)

	$612,602	673,353	602,846

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$659,427	486,131
Other real estate, principally due to differences in carrying value	18,448	67,001
Accrued expenses	105,118	20,247
Security writedown	—	—
Other	37,771	61

Total deferred tax assets	820,764	573,440

Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	560,261	345,223
Investment securities available for sale	201,024	303,110
Discount accretion	20,250	59,379
Other	13,790	522

Total deferred tax liabilities	795,325	708,234

Net deferred tax asset (liability)	$25,439	(134,794)

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

(11)	Stock Option Plan

The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 154,000 shares of Class A Stock. The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2001	83,040	$10.57

Granted	44,160	15.75
Surrendered	(10,000)	15.75
Exercised	(4,000)	8.00

Balance at December 31, 2002	113,200	12.29

Granted	—
Surrendered	—
Exercised	(40,800)	8.00

Balance at December 31, 2003	72,400	14.70

Granted	—
Surrendered	—
Exercised	—

Balance at December 31, 2004	72,400	14.70

     Stock options outstanding and exercisable on December 31, 2004 and 2003 were as follows:

2004
		Weighted average
Exercise price per share		remaining contractual
Outstanding:	Shares under option	life in years
$ 8.00	5,600	4.0
11.25	8,160	4.0
12.87	8,160	5.0
15.65	8,160	6.0
15.75	34,160	8.0
16.25	8,160	7.0

	72,400

Exercisable:
$ 8.00	5,600	4.0
11.25	8,160	4.0
12.87	8,160	5.0
15.65	8,160	6.0
15.75	18,496	8.7
16.25	6,528	7.0

	55,104

2003
		Weighted average
Exercise price per share		remaining contractual
Outstanding:	Shares under option	life in years
$ 8.00	5,600	5.0
11.25	8,160	5.0
12.87	8,160	6.0
15.65	8,160	7.0
15.75	34,160	9.0
16.25	8,160	8.0

	72,400

Excercisable:
$ 8.00	5,600	5.0
11.25	8,160	5.0
12.87	8,160	6.0
15.65	6,528	7.0
15.75	13,664	9.7
16.25	4,896	8.0

	47,008

(12)	Net Income per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Diluted earnings per share:
Basic weighted average common shares outstanding	2,216,032	2,173,970	2,185,172
Effect of the assumed exercise of stock options-based on the treasury stock method using average market price	2,349	508	61,288

Diluted weighted average common shares outstanding	2,218,381	2,174,478	2,246,460

(13)	Dividend Reinvestment and Share Purchase Plan

The Company sponsors a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Company. For the years ended December 31, 2004 and 2003, 2,254 and 0 shares were purchased under the plan, respectively.

(14)	Employee Benefit Plans

401(k) Savings Plan

Employees become eligible in the Company’s 401(k) Employee Incentive Savings Plan after completing six months of service and attaining age 20.5. Eligible employees can contribute a minimum of 1% up to 15% of salary to the plan. The Company contributes one dollar for each dollar the employee contributes, up to 4% of the employee’s salary, then the company matches fifty cents for each dollar the employee contributes up to 7% of the employee’s salary. Total Company contributions to the plan during 2004, 2003, and 2002 were $160,419, $71,553, and $31,189, respectively.

Profit-Sharing Plan

The Company also maintains a profit–sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $43,858, $86,200 and $114,000 were made in 2004, 2003, and 2002, respectively.

Salary Continuation Plan

The Company provides a salary continuation plan providing for death and retirement benefits for certain executive officers. The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives. The expense recognized for the salary continuation plan amounted to $70,329, $60,901 and $40,093 for the years ended December 31, 2004, 2003 and 2002, respectively. The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2004 and 2003 totaled $284,912 and $214,583, respectively.

The cost of the salary continuation plan described above is being offset by the purchase of, and earnings from, bank owned life insurance policies on the executives. The balance of the policy surrender values included in other assets totaled $2,254,633 and $2,177,541 at December 31, 2004 and 2003, respectively. Income recognized from the increase in cash surrender value on these policies totaled $77,092, $95,467 and $105,003 for the years ended December 31, 2004, 2003 and 2002, respectively.

(15)	Fair Value of Financial Instruments

The assumptions used in estimating the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

(a)	Cash, Cash Equivalents, and Interest Earning Deposits With Other Financial Institutions

Fair value approximates the carrying value of such assets.

(b)	Investment Securities

The fair value of investment securities is based on quoted market prices.

(c)	Loans

The fair value of loans is calculated using discounted cash flows and excludes lease–financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

(d)	Deposits

The fair value of deposits with no stated maturity, such as non–interest bearing demand deposits, NOW accounts, savings and money market deposit accounts, approximates the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

The fair value estimates in the table below do not include the benefit that results from the low–cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

(e)	Securities Sold Under Agreements to Repurchase

Due to their short–term nature, the fair value of securities sold under agreements to repurchase approximates their carrying value.

(f)	FHLB, Other Borrowed Funds and Subordinated Debt

The fair value of the Company’s other borrowed funds and subordinated debt approximates the carrying value of such liabilities. The fair value of FHLB advances is based on current borrowing rates.

(g)	Commitments to Extend Credit and Standby Letters of Credit

There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short–term investments	$43,941	43,941	24,448	24,448
Investment securities	55,005	55,005	52,909	53,667
Loans, net of unearned income and allowance for loan losses	196,598	195,651	164,147	164,536
Financial liabilities:
Deposits	252,939	253,182	199,406	200,263
Securities sold under agreements to repurchase	18,381	18,381	13,496	13,496
Other borrowed funds	713	713	564	564
FHLB advances	8,293	8,487	10,910	11,360
Subordinated Debt	3,993	3,993	3,983	3,983

(16)	Dividends From Subsidiary

Dividends paid by the subsidiary bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total “risk–weighted” assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. At December 31, 2004, the Bank could have declared dividends of approximately $5,117,553 without prior approval of regulatory authorities.

(17)	Comprehensive Income

The following is a summary of the components of other comprehensive income:

	Year ended December 31
	2004	2003	2002
Other comprehensive income before tax:
Unrealized holding (losses) gains arising during the period, net	$(84,317)	(1,059,620)	957,649
Less reclassification adjustment for gains included in net earnings	170,898	488,647	76,995

Other comprehensive income, before income taxes	(255,215)	(570,973)	880,654

Income tax expense related to other comprehensive income:
Unrealized holding (losses) gains arising during the period, net	(33,727)	(423,848)	383,060
Less reclassification adjustment for gains included in net income	68,359	195,459	30,798

Total income tax expense related to other comprehensive income	(102,086)	(228,389)	352,262

Other comprehensive income, after taxes	$(153,129)	(342,584)	528,392

(18)	Litigation

The Company is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Company.

(19)	Commitments

The Company leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, are as follows:

Years ending December 31:
2005	$143,494
2006	127,622
2007	125,901
2008	125,901
2009	85,701
Thereafter	299,654

$908,273

Rental expense for all operating leases charged to earnings aggregated $162,031, $112,446, and $108,463 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company is a party to financial instruments with off–balance–sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on–balance–sheet instruments.

The financial instruments whose contract amounts represent credit risk as of December 31, 2004, are as follows:

Commitments to extend credit	$22,457,328
Standby letters of credit	2,303,826

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

(20)	Other Noninterest Income and Expense

Components of other noninterest expense exceeding 1% of the total of interest income and other income for any of the years ended December 31, 2004, 2003, and 2002, respectively, include the following:

	2004	2003	2002
Advertising	$252,103	225,609	204,010

Accounting and Audit	180,915	140,145	180,915
Supplies expenses	213,213	232,192	272,756
Board Fees	198,024	169,205	162,245

(21)	Regulatory Matters

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities, and certain off–balance–sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Corporation and its subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk–weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk–weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2004, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2004 and 2003:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
United Bancorporation	$31,827	14.12%	$29,265	12.99%	$29,265	9.93%
United Bank	28,062	12.65%	25,500	11.50%	25,500	8.60%

As of December 31, 2003:
United Bancorporation	$30,754	16.45%	$28,638	15.31%	$28,638	11.30%
United Bank	26,832	14.63%	24,716	13.48%	24,716	9.74%

(22)	Parent Company Financial Information

The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) follows:

	2004	2003
Assets
Cash	$563,467	381,204
Dividend receivable from subsidiary bank	—	332,189
Premises and equipment	3,285,628	3,293,355
Investment in subsidiaries	26,832,355	25,293,963

Total assets	$30,681,450	29,300,711

Liabilities and Stockholders’ Equity

Other liabilities	$343,711	349,233

Note payable to Trust	3,992,645	3,982,541

Total liabilities	4,336,356	4,331,774

Stockholders’ equity:
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,363,762 and 1,181,881 shares in 2004 and 2003, respectively	23,638	11,819
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	—	—
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued	—	—
Additional paid–in capital	5,444,563	5,418,175
Retained earnings	21,414,370	19,925,926
Accumulated other comprehensive income, net of tax	301,542	454,671

Less: 147,706 and 149,518 treasury shares at cost in 2004 and 2003, respectively	839,019	841,654

Total stockholders’ equity	26,345,094	24,968,937

Total liabilities and stockholders’ equity	$30,681,450	29,300,711

(Parent Company Only)
Condensed Statements of Operations Information
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Income:
Cash dividends from subsidiary	$902,224	332,189	271,684
Other	131,870	78,055	40,200
Expense:
Salaries and benefits	—	—	—
Interest on other borrowed funds	215,167	199,392	116,518
Other	357,191	272,024	115,099

Earnings before equity in undistributed earnings of subsidiary	461,736	(61,172)	80,267
Equity (loss) in undistributed earnings of subsidiary	1,691,521	2,192,188	1,954,625

Net earnings	$2,153,257	2,131,016	2,034,892

(Parent Company Only)
Condensed Statements of Cash Flows Information
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$2,153,257	2,131,016	2,034,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,691,521)	(2,192,188)	(1,954,625)

Depreciation of premies and equipment	131,148
Amortization of Trust Preferred Cost	10,104	—	—
Increase (decrease) in other liabilities	(5,522)	21,134	(52,444)
Decrease (increase) in receivables	332,189	(332,189)	384,055

Net cash provided by operating activities	929,655	(372,227)	411,878

Cash flows from investing activities:
Purchases of premises and equipment, net	(123,421)	(1,604,004)	(848,763)
Capital investment in subsidiary	—	—	(124,000)

Net cash used in investing activities	(123,421)	(1,604,004)	(972,763)

Cash flows from financing activities:
Cash dividends	(664,813)	(603,914)	(597,700)
Proceeds from private placement	—	—	3,972,437
Purchase of treasury stock	(30,366)	—	(397,736)
Proceeds from sale of treasury stock	71,208	5,462	6,963
Exercise of stock options	—	325,652	32,000

Net cash provided by (used in) financial activities	(623,971)	(272,800)	3,015,964

Net increase (decrease) in cash	182,263	(2,249,031)	2,455,079
Cash, beginning of year	381,204	2,630,235	175,156

Cash, end of year	$563,467	381,204	2,630,235

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of the Company has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts. Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2004 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2004 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2004 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2004 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2004 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed in the Index to Financial Statements contained in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

(2)	Financial statement schedules have been omitted as inapplicable.

(3)	The Exhibits listed below are filed as part of this Report. Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) are identified by an asterisk (*).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant(Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.1	Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

10.2	Supplemental Agreement between United Bank, the Registrant and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

10.3	1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

10.4	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.

10.5	Supplemental Compensation Agreement and Amendment Agreement between United Bank and

Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).*

10.6	Placement Agreement for Floating Rate Cumulative Trust Preferred Securities of United Bancorp Capital Trust I effective as of June 27, 2002 among the Registrant, United Bancorp Capital Trust I and SAMCO Capital Markets, a division of Service Asset Management Company (Incorporated by reference herein from Exhibit 1.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.7	Indenture effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference herein from Exhibit 4.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.8	United Bancorp Capital Trust I Amended and Restated Trust Agreement effective as of June 27, 2002, among the Registrant as Depositor, Wells Fargo Bank, National Association, as Property Trustee, Wells Fargo Delaware Trust Company, as Resident Trustee and Robert R. Jones, III, Mitchell D. Staples and Charles E. Karrick, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.9	Trust Preferred Securities Guarantee Agreement effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association (Incorporated by reference herein from Exhibit 4.3 to the Registrant’s report on Form 8-K dated June 27, 2002).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
(Registrant)

BY:	/s/Robert R. Jones, III

Robert R. Jones, III
President and Chief Executive Officer
March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE
/s/ Robert R. Jones, III	President, Chief	March 30, 2005
Executive Officer, and
Robert R. Jones, III	Director

/s/ Mitchell D. Staples	Treasurer	March 30, 2005
(principal financial and
Mitchell D. Staples	principal accounting
officer)

/s/ H. Leon Esneul
	Director	March 30, 2005
H. Leon Esneul

/s/ David D. Swift
	Director	March 30, 2005
David D. Swift

/s/ William J. Justice
	Director	March 30, 2005
William J. Justice

/s/ Dale M. Ash
	Director	March 30, 2005
Dale M. Ash

/s/ Michael Andreoli
	Director	March 30, 2005
Michael Andreoli

/s/ L. Walter Crim
	Director	March 30, 2005
L. Walter Crim

INDEX TO EXHIBITS

Exhibit

21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350