Form 10-Q
period 2005-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2005-05-16
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 20, 2005.

Class A Common Stock.... 2,217,330 Shares*
Class B Common Stock.... -0- Shares

*Reflects two-for-one stock split effective June 30, 2004.

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated
Balance Sheets

	March	December 31,
	2005	2004
	Unaudited	Audited
Assets:
Cash and due from banks	$12,916,523	$16,446,574
Federal funds sold	13,450,459	27,494,426

Cash and cash equivalents	26,366,982	43,941,000

Securities available for sale (amortized cost of $72,550,236 and $54,502,411 respectively)	72,149,165	55,004,982
Loans	203,065,851	199,160,445
Allowance for loan losses	2,653,754	2,562,239

Net loans	200,412,097	196,598,206

Premises and equipment, net	7,146,634	7,192,202
Interest receivable and other assets	8,980,420	9,094,834

Total assets	315,055,298	311,831,224

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	64,226,488	68,763,895
Interest bearing	185,749,700	184,174,772

Total deposits	249,976,188	252,938,667

Securities sold under agreements to repurchase	24,409,146	18,381,063
Other borrowed funds	9,216,920	8,292,612

Accrued expenses and other liabilities	975,266	1,881,143

Note payable to Trust net of debt issuance costs of $128,829 and $131,355 in 2005 and 2004, respectively	3,995,171	3,992,645

Total liabilities	288,572,691	285,486,130

Stockholders’ equity:
Class A common stock, Authorized 5,000,000 shares of $.01 par value; 2,363,762* and 2,363,762* shares issued respectively	23,638	23,638

Class B common stock of $.01 par value, Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Preferred stock of $.01 par value, Authorized 250,000 shares; -0- shares issued and outstanding.	0	0
Additional Paid in Capital	5,444,599	5,444,563
Accumulated other comprehensive income, net of tax	(204,948)	301,542
Retained earnings	22,058,338	21,414,370

	27,321,626	27,184,113
Less: 147,706* and 147,706* treasury shares, at cost, respectively	839,019	839,019

Total stockholders’ equity	26,482,608	26,345,094

Total liabilities and stockholders’ equity	$315,055,298	$311,831,224

*	Reflects 2 for 1 stock split effective June 30, 2004

See Notes to Condensed Consolidated Financial Statements

3

United Bancorporation of Alabama, Inc.
And Subsidiary

Condensed Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended
	March
	2005	2004
Interest income:
Interest and fees on loans	$3,293,351	$2,688,542
Interest on investment securities available for sale:
Taxable	$382,672	303,068
Nontaxable	$246,810	251,227

Total investment income	$629,482	554,295
Other interest income	$158,655	27,126

Total interest income	4,081,488	3,269,963

Interest expense:
Interest on deposits	913,426	653,641
Interest on other borrowed funds	140,912	144,761

Total interest expense	1,054,338	798,402

Net interest income	3,027,150	2,471,561

Provision for loan losses	195,000	180,000

Net interest income after provision for loan losses	2,832,150	2,291,561

Noninterest income:
Service charge on deposits	507,968	588,242
Commission on credit life	6,151	13,697
Investment securities gains, net	—	3,268
Other	187,198	191,503

Total noninterest income	701,317	796,710

Noninterest expense:
Salaries and benefits	1,530,575	1,361,796
Net occupancy expense	493,376	458,398
Other	664,174	629,775

Total noninterest expense	2,688,125	2,449,969

Earnings before income tax expense	845,342	638,302
Income tax expense	193,078	177,288

Net earnings	$652,264	$461,014

Basic earnings per share	$0.29	$0.22
Diluted earnings per share	$0.29	$0.22
Basic weighted average shares outstanding *	2,217,330	2,215,444

Diluted weighted average shares outstanding *	2,219,679	2,216,746

Cash dividend per share	$—

Statement of Comprehensive Income

Net Income	652,264	461,014

Other Comprehensive Income (loss), net of tax:
Unrealized holding (losses) gain arising during the period	(903,642)	429,009
Less: Reclassification adjustment for gains included in net income.	—	1,961

Comprehensive income (loss)	$(251,378)	$888,062

*	Reflects 2 for 1 stock split effective June 30, 2004

See Notes to Condensed Consolidated Financial Statements

4

United Bancorporation of Alabama, Inc.
and Subsidiary

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities
Net Income	$652,264	461,014
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	195,000	180,000
Depreciation on Premises and Equipment	231,722	201,643
Amortization (Accretion) of Investment Securities Available for Sale	48,851	(38,547)
Gain on Sale of Investment Securities Available for Sale	—	(3,268)
(Gain) Loss on Sale of Other Real Estate	(2,776)	—
Increase in Interest Receivable and Other Assets	105,414	239,762
Increase (Decrease) in Accrued Expenses and Other Liabilities	204,042	(586,963)

Net Cash Provided (Used) by Operating Activities	1,434,517	453,641
Investing Activities
Proceeds From Sales of Investment Securities Available for Sale	—	1,500,300
Proceeds From Maturities of Investment Securities Available for Sale	2,641,445	1,620,998
Purchases of Investment Securities Available for Sale	(20,738,121)	(7,244,582)
Net Increase in Loans	(4,008,891)	(16,659,386)
Purchase of Premises and Equipment	(186,154)	(164,768)
Purchases of Other Real Estate	—	(16,000)
Proceeds Form Sale of Other Real Estate	11,776	—

Net cash used by Investing Activities	(22,279,945)	(20,963,438)
Financing Activities
Net (Decrease) Increase in Deposits	(2,962,479)	9,112,885
Net Increase in Securities sold under agreement to repurchase	6,028,083	3,859,333
Net Transactions on Treasury Stock	(8,260)	2,166
Increase (Decrease) in Other Borrowed Fund	214,066	(1,538,757)

Net Cash Provided by Financing Activities	3,271,410	11,435,627

Decrease in Cash and Cash Equivalents	(17,574,018)	(9,074,170)
Cash and Cash Equivalents at Beginning of Period	43,941,000	24,447,625

Cash and Cash Equivalents at End of Period	$26,366,982	15,373,455

Supplemental disclosures

Cash paid during the year for:
Interest	$1,025,007	$803,337

Income Taxes	$138,000	$—

Noncash transactions
Transfer of loans to other real estate through foreclosure	$—	$16,000

See Notes to Condensed Consolidated Financial Statements

5

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 — General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 – Net Earnings per Share

Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three month periods ended March 31, 2005 and 2004 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. The earnings per share amounts and average common shares and potential common stock outstanding have been adjusted to reflect the two-for-one stock split effected as a 100% stock dividend as of June 30, 2004. Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March
	2005	2004
Diluted earnings per share	$0.29	$0.22

Weighted average common shares outstanding	2,217,330	2,215,444

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	2,349	1,302

Total weighted average common shares and potential common stock outstanding*	2,219,679	2,216,746

*	33,584 and 23,888 shares subject to outstanding options for the three months ended March 31, 2005 and 2004, respectively, were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price.

NOTE 3 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31 ($ in thousands):

	March 31
	2005	2004
Balance at beginning of year	2,562	2,117

Provision charged to expense	195	180

Less Loans charged off	120	121

Recoveries	17	11

Balance at end of period	2,654	2,187

At March 31, 2005 and 2004, the amounts of nonaccrual loans were $987,402 and $1,695,136, respectively.

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

The Company has applied FIN No. 46R in accounting for United Bancorp Capital Trust I (“Trust”), established on June 27, 2002. Accordingly, the accompanying balance sheet includes, in other assets, the Company’s investment in the Trust of $124,000 and also includes, in “Note payable to Trust,” the balance owed the Trust of $4,124,000. Except as related to the Trust, the application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

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

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.

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

Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for any future awards.

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

Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the three months ended March 31, 2005 and 2004 would have been impacted as shown in the following table:

	For the three months ended
	March 31
	2005	2004
Reported net earnings	$652,264	$461,014
Compensation expense, net of taxes	4,119	6,835

Pro forma net earnings	648,145	454,179

Reported basic earnings per share*	$0.29	$0.21
Pro forma basic earnings per share*	$0.29	$0.21
Reported diluted earnings per share*	$0.29	$0.21
Pro forma diluted earnings per share*	$0.29	$0.21

*	Reflects two-for-one stock split effective June 30, 2004.

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

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”) and its principal subsidiary for the three ended March 31, 2005 and 2004, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Three Months Ended March 31, 2005 and 2004, Compared

Summary

Net income for the three months ended March 31, 2005 increased $191,251, or 41.49%.

Net Interest Income

Total interest income increased $811,525, or 24.82%, in the first quarter of 2005 as compared to 2004. Average interest-earning assets were $287,016,612 for the first three months of 2005, as compared to $239,069,878 for the same period in 2004, an increase of $47,946,734, or 20.06%. A substantial portion of the increase is due to increases in Bank deposits that came after Hurricane Ivan in the fourth quarter of 2004. The average rate earned during the first quarter of 2005 was 5.68% as compared to 5.21% in 2004, reflecting the continuing impact of the increase in rates by the Federal Reserve Board during the past and current year.

Total interest expense increased by $255,936 or 32.06% in the first quarter of 2005, when compared to the same period in 2004. Average interest bearing liabilities increased to $222,363,849 in 2005 from $187,520,945 in 2004, an increase of $34,842,904, or 18.58%. The average rate paid increased to 1.90% in 2005 as compared to 1.60% in 2004.

The net interest margin increased to 4.35% for the first quarter of 2005, as compared to 4.23% for the same period in 2004. This was due to the increase in interest rates by the Federal Reserve Board and the fact that the Bank’s assets reprice faster then the Bank’s liabilities.

Provision for Loan Losses

The provision for loan losses totaled $195,000 for the first quarter of 2005 as compared to $180,000 for the same period in 2004. The provision reflected both the growth and improvement in credit quality in the loan portfolio. For further discussion of the Provision for Loan Losses see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income decreased $95,393 or 11.97% for the first quarter of 2005. Service charges on deposits decreased $80,274, or 13.65%, for the first quarter of 2005 as compared to 2004. This decrease is primarily due to a decrease in insufficient fund charges on checks. Gains on sale of investments decreased by $3,268 in the first quarter of 2005 as compared to 2004, because the Bank sold investments in the first quarter of 2004 to help fund loans. Other income decreased during the first quarter of 2005 by $4,305 or 2.25% as compared to 2004. The majority of this decrease is from the decrease in insurance commission of $18,660 from the 2004 first quarter compared to the 2005 period, while dividends from Risk Associates, were $22,000, and last year the dividend was received in April of 2004.

Noninterest Expense

Total noninterest expense increased $238,155, or 9.72%, during the first quarter of 2005 compared to the same quarter of 2004. Salaries and benefits increased $168,779, or 12.39%, in the first quarter 2005 as compared to 2004. This increase is primarily due to the expansion of the Bank into new markets and increases in health care cost for the Bank. Occupancy expense increased $34,978, or 8.18%, in the first quarter of 2005, also largely associated with branch expansion. Other expenses increased $34,399 or 5.06% during the first quarter of 2005 as compared to 2004, reflecting increases in general operating expenses.

Income Taxes

Earnings before taxes for the first quarter of 2005 were $845,342 as compared to $638,302 in the first quarter of 2004, an increase of $207,041 or 32.44%. Income tax expense for the first quarter increased $15,790 to $193,078, or by 8.91%, when compared to $177,288 for the same period in 2004. The effective tax rate decreased to 22.84% in 2005 from 27.77% in 2004.

Financial Condition and Liquidity

Total assets on March 31, 2005 increased $3,224,074 or 1.03% from December 31, 2004. Average total assets for the first three months of 2005 were $313,443,216. The ratio of loans (net of allowance) to deposits plus repurchase agreements on March 31, 2005 was 73.04% as compared to 72.46% on December 31, 2004.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of March 31, 2005 decreased by

$17,574,018, or by 40.00%, from December 31, 2004. This decrease is attributed to the increase in loans and the increase in investment securities available for sale, as the Bank shifts investments from lower earning assets to higher yielding loans and investments.

Loans

Net loans increased by $3,813,891 or 1.94% at March 31, 2005, from December 31, 2004. Agricultural lending and commercial real estate loans contributed the majority of this loan growth.

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

The allowance for possible loan losses represents 1.31% of gross loans at March 31, 2005, as compared to 1.29% at year-end 2004.

Loans on which the accrual of interest had been discontinued has decreased to $987,402 at March 31, 2005, as compared to $1,201,692 at December 31, 2004. Net charged-off loans for the first three months of 2005 were $103,000, as compared to $110,000 for the same period in 2004.

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at March 31, 2005 and December 31, 2004. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At March 31, 2005 the Bank had $928,625 in impaired loans, compared to $697,017 at December 31, 2004, reflecting an increase in specific reserves on classified loans.

		March 31, 2005	December 31,
		2005	2004
		(Dollars in Thousands)
	Description

A	Loans accounted for on a nonaccrual basis	$987	$1,202

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$6	$14

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	$327	$351

D	Other non-performing assets	$1,375	$1,384

Investment Securities

Total investments available for sale have increased $17,144,183 at March 31, 2005 as compared to December 31, 2004 due to the Bank investing federal funds into higher yields in the investment portfolio.

Premises and Equipment

Premises and equipment increased $78,432 during the first quarter of 2005.

Deposits

Total deposits decreased $2,962,479, or 1.17%, at March 31, 2005 from December 31, 2004, including a decrease of $4,537,407 on noninterest bearing deposits. Interest bearing deposits increased $1,574,928 at March 31, 2005, from December 31, 2004.

Liquidity

One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2005 is considered adequate by management. Also see Item 3 below.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on March 31, 2005, was $26,482,608, an increase of $137,514, or 0.52%, from December 31, 2004. This net increase is a combination of current period earnings, reduced by a decrease in the unrealized gains on securities available for sale.

Primary capital to total assets at March 31, 2005, was 8.41%, as compared to 8.44% at year-end 2004. Total capital and allowances for loan losses to total assets at March 31, 2005, was 9.25%, as compared to 9.27% at December 31, 2004. The Corporation’s risk based capital was $32,509,000, or 14.03% of risk adjusted assets, at March 31, 2005, as compared to $31,827,000, or 14.12%, at year-end 2004. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 — 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of December 31, 2004, the most recent date for which the Corporation has a completed analysis. Management does not expect the analysis as of March 31, 2005 to change materially from the December 31, 2004 analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates		Change in Market	Change in Market
(Basis Points)	Market Value Equity	Value Equity	Value Equity %
300	62,661	7,699	25
200	59,449	5,789	19
100	55,215	5,113	10
0	50,102	—	—
-100	44,151	(5,951)	(12)
-200	37,105	(12,997)	(26)
-300	29,308	(20,794)	(42)

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

Item 4. Controls and Procedures

Based on evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-4(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation’s disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Forward Looking Statements

When used or incorporated by reference herein, the words “anticipate”, “estimate”, ”expect”, “project”, “target”, “goal”, and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risk, uncertainties, and assumptions including those set forth herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Corporation’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holder

(a)	The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 4, 2005.

(b)	The following nominees were elected as Directors of the Corporation, to serve until the 2008 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Against
Dale M. Ash	1,433,183	0
Robert R. Jones, III	1,433,175	8

The Directors of the Corporation whose terms of office continued after the 2004 Annual Meeting are as follows:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
Michael R. Andreoli	2007
David Swift	2007
L. Walter Crim	2006
H. Leon Esneul	2006
William J Justice	2006

Item 5. Other Information.

On May 13, 2005, the Corporation’s wholly-owned subsidiary, United Bank (the “Bank”), mailed a report of recent events and Bank financial results for the quarter ended March 31, 2005 to the Corporation’s shareholders. The full text of the report is set forth in Exhibit 99.1 hereto. This exhibit is furnished under this Item 5 in lieu of its being furnished under cover of and pursuant to the instructions for Form 8-K.

Item 6. Exhibits

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank mailed May 13, 2005

       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
Date: May 13, 2005
/s/Robert R. Jones, III

Robert R. Jones, III
President and CEO

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank mailed May 13, 2005