Form 10-K/A
period 2004-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2005-08-04
CIK 704561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     This Form 10-K/A is being filed to amend the certifications attached as Exhibits 31.1 and 31.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which was filed on March 30, 2005 by United Bancorporation of Alabama, Inc.

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
August 4, 2005

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