Form 10-Q
period 2005-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2005-08-15
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 20, 2005.
Class A Common Stock.... 2,221,440 Shares
Class B Common Stock.... -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended June 30, 2005

PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated
Balance Sheets

	2005	2004
	Unaudited	Audited
Assets:
Cash and due from banks	$11,592,561	$16,446,574
Federal funds sold	7,897,849	27,494,426

Cash and cash equivalents	19,490,410	43,941,000

Securities available for sale (amortized cost of $73,289,134 and $54,502,411 respectively)	73,492,421	55,004,982
Loans	216,558,575	199,160,445
Allowance for loan losses	2,630,861	2,562,239

Net loans	213,927,714	196,598,206

Premises and equipment, net	7,068,216	7,192,202
Interest receivable and other assets	9,939,878	9,094,834

Total assets	$323,918,639	$311,831,224

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$59,325,961	$68,763,895
Interest bearing	191,127,619	184,174,772

Total deposits	250,453,580	252,938,667

Securities sold under agreements to repurchase	30,027,976	18,381,063
Other borrowed funds	9,963,544	8,292,612

Accrued expenses and other liabilities	2,311,974	1,881,143

Note payable to Trust	3,997,697	3,992,645

Total liabilities	296,754,771	285,486,130

Stockholders’ equity:
Class A common stock, Authorized 5,000,000 shares of $.01 par value; 2,366,962 and 2,363,762 shares issued respectively	23,654	23,638

Class B common stock of $.01 par value, Authorized 250,000 shares; -0- shares issued and outstanding	0	0
Preferred stock of $.01 par value, Authorized 250,000 shares; -0- shares issued and outstanding	0	0
Additional Paid in Capital	5,435,679	5,444,563
Accumulated other comprehensive income, net of tax	121,972	301,542
Retained earnings	22,399,878	21,414,370

	27,981,183	27,184,113
Less: 145,522 and 148,966 treasury shares, at cost, respectively	817,315	839,019

Total stockholders’ equity	27,163,868	26,345,094

Total liabilities and stockholders’ equity	$323,918,639	$311,831,224

See Notes to Condensed Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Condensed Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June		June
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$3,802,191	$2,902,448	$7,095,542	$5,590,990
Interest on investment securities available for sale:
Taxable	480,117	299,800	862,789	602,868
Nontaxable	261,383	256,223	508,193	507,450

Total investment income	741,500	556,023	1,370,982	1,110,318
Other interest income	61,133	23,647	219,788	50,773

Total interest income	4,604,824	3,482,118	8,686,312	6,752,081

Interest expense:
Interest on deposits	1,056,175	726,897	1,969,601	1,380,538
Interest on other borrowed funds	158,051	138,277	298,963	283,038

Total interest expense	1,214,226	865,174	2,268,564	1,663,576

Net interest income	3,390,598	2,616,944	6,417,748	5,088,505

Provision for loan losses	195,000	180,000	390,000	360,000

Net interest income after provision for loan losses	3,195,598	2,436,944	6,027,748	4,728,505

Noninterest income:
Service charge on deposits	592,719	586,878	1,100,687	1,175,120
Commission on credit life	22,795	22,003	28,946	35,700
Investment securities gains, net	—	20	—	3,288
Other	179,782	139,142	366,980	330,645

Total noninterest income	795,296	748,043	1,496,613	1,544,753

Noninterest expense:
Salaries and benefits	1,636,155	1,419,620	3,166,730	2,781,416
Net occupancy expense	489,717	457,020	983,093	915,418
Other	939,554	741,902	1,603,728	1,371,677

Total non-interest expense	3,065,426	2,618,542	5,753,551	5,068,511

Earnings before income tax expense	925,468	566,445	1,770,810	1,204,746
Income tax expense	295,349	79,122	488,427	256,410

Net earnings	$630,119	$487,323	$1,282,383	$948,336

Basic earnings per share	$0.28	$0.22	$0.58	$0.43
Diluted earnings per share	$0.28	$0.22	$0.58	$0.43
Basic weighted average shares outstanding	2,219,858	2,214,779	2,219,849	2,214,719

Diluted weighted average shares outstanding	2,220,527	2,217,128	2,220,518	2,217,068

Cash dividend per share	$0.15	$0.15	$0.15	$0.15

Statement of Comprehensive Income

Net Income	630,119	487,323	$1,282,383	$948,336

Other Comprehensive (Loss) Income, net of tax:
Unrealized holding gain (loss) arising during the period	326,920	(1,129,997)	179,570	(700,988)
Less: Reclassification adjustment for gains included in net income	—	12	—	1,961

Comprehensive (loss) income	$957,039	$(642,686)	$1,461,953	$245,387

See Notes to Condensed Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities
Net Income	$1,282,383	948,336
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	390,000	360,000
Depreciation on Premises and Equipment	464,410	411,491
Amortizaton of Investment Securities Available for Sale	99,625	94,777
Gain on Investment Securities Available for Sale	—	(3,288)
Gain on Sale of Other Real Estate	(4,118)	—
Gain on Disposal of Premises and Equipment	—	(4,850)
Writedown of Other Real Estate	103,201	—
Increase in Interest Receivable and Other Assets	(944,603)	(4,880)
Increase (Decrease) in Accrued Expenses and Other Liabilities	430,831	(564,190)

Net Cash Provided by Operating Activities	1,821,729	1,237,396
Investing Activities
Proceeds From Sales of Investment Securities Available for Sale	—	1,500,300
Proceeds From Maturities of Investment Securities Available for Sale	8,317,094	4,843,440
Purchases of Investment Securities Available for Sale	(27,203,399)	(11,788,315)
Net Increase in Loans	(17,769,508)	(24,329,385)
Purchases of Premises and Equipment	(340,424)	(319,521)
Proceeds From Sales of Premises and Equipment	—	21,104
Proceeds From Sales of Other Real Estate	170,147	—

Net Cash Used in Investing Activities	(36,826,090)	(30,072,377)
Financing Activities
Net (Decrease) Increase in Deposits	(2,485,087)	22,596,434
Net Increase in securities sold under agreement to repurchase	11,646,913	2,659,983
Cash Dividends	(288,579)	(332,215)
Net Tranactions on Treasury Stock	—	(2,387)
Proceeds from sale of common stock	4,540	39,581
(Increase) Decrease in Other Borrowed Funds	1,675,984	(666,848)

Net Cash Provided by Financing Activities	10,553,771	24,294,548

Decrease in Cash and Cash Equivalents	(24,450,590)	(4,540,433)
Cash and Cash Equivalents at Beginning of Period	43,941,000	24,447,625

Cash and Cash Equivalents at End of Period	$19,490,410	19,907,192

Supplemental disclosures

Cash paid during the year for:
Interest	$2,208,837	$1,672,764

Income Taxes	$503,000	$230,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	$50,000	$230,001

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

NOTE 2 — Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three and six month periods ended June 30, 2005 and 2004 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June		June
	2005	2004	2005	2004
Diluted earnings per share	$0.28	$0.22	$0.58	$0.43

Weighted average common shares outstanding	2,219,858	2,214,779	2,219,849	2,214,719

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	669	2,349	669	2,349

Total weighted average common shares and potential common stock outstanding*	2,220,527	2,217,128	2,220,518	2,217,068

*	33,584 and 23,888 shares subject to outstanding options for the three and six months ended June 30, 2005 and 2004, respectively, were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price.

NOTE 3 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

	June 30
	2005	2004
Balance at beginning of year	2,562	2,117

Provision charged to expense	390	360

Less Loans charged off	352	188

Recoveries	31	49

Balance at end of period	2,631	2,338

At June 30, 2005 and 2004, the amount of nonaccrual loans was $963,741 and $1,331,976 respectively.
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
NOTE 5 — New Accounting Standards
In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special—purpose entities.

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
Although it has not yet completed its study of the transition methods, the Company believes it will elect the modified prospective transition method. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in the table below and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for any future awards.
NOTE 6— Stock Based Compensation
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed stock option plan. As such, compensation expense is recorded if the current market price on the date of grant of the underlying stock exceeds the exercise price.
Statement of Financial Accounting Standard (“SFAS”) No. 123 prescribes the recognition of compensation expense based on the fair value of options on the grant date and allows companies to apply APB No. 25 as long as certain pro forma disclosures are made assuming a hypothetical fair value method application.
Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the three and six months ended June 30, 2005 and 2004 would have been impacted as shown in the following table:

	For the three months ended		For the six months ended
	June 30		June 30
	2005	2004	2005	2004
Reported net earnings	$630,119	$487,323	$1,282,383	$948,336
Compensation expense, net of taxes	4,119	3,410	8,238	8,271

Pro forma net earnings	626,000	483,913	1,274,145	940,065

Reported basic earnings per share	$0.28	$0.22	$0.58	$0.43
Pro forma basic earnings per share	$0.28	$0.22	$0.57	$0.42
Reported diluted earnings per share	$0.28	$0.22	$0.58	$0.43
Pro forma diluted earnings per share	$0.28	$0.22	$0.57	$0.42

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
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”) and its principal subsidiary for the three and six months ended June 30, 2005 and 2004, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Six Months ended June 30, 2005 and 2004, Compared
Summary
Net income for the six months ended June 30, 2005, increased by $334,046, or 35.22%, as compared to the same period in 2004.
Net Interest Income
Total interest income increased $1,934,231, or 28.65%, for the first six months of 2005 as compared to the same period in 2004. Average interest-earning assets were $290,537,708 for the first six months of 2005, as compared to $246,662,920 for the same period in 2004, an increase of $43,874,788, or 17.79%. A substantial portion of the increase is due to increases in the loan portfolio as the Company continues to implement management’s growth initiatives. The average rate earned on interest earning assets in 2005 was 6.14% as compared to 5.24% in 2004, reflecting the continuing impact of the increase in rates by the Federal Reserve Board during past and current years.
Total interest expense increased by $604,988, or 36.37%, in 2005, when compared to the same period in 2004. Average interest bearing liabilities increased to $226,183,827 in 2005 from $197,366,640 in 2004, an increase of $28,817,187, or 14.60%. The growth of the Company’s interest bearing liabilities is due to a substantial increase in the funds held in Repurchase Agreements and an increase in interest bearing time deposits. The average rate paid rose to 2.02% in 2005 as compared to 1.69% in 2004.
The increase in interest expense can be attributed primarily to higher interest rates paid in 2005 on deposits, compared to lower rates paid on deposits during the same period in 2004.
Net interest margin increased to 4.45% for the first six months of 2005 as compared to 4.38% for the same period in 2004. This was due to the increase in interest rates by the Federal Reserve Board and interest rate sensitivity of the Bank’s assets.
Provision for Loan Losses
The provision for loan losses totaled $390,000 for the first six months of 2005 as compared to $360,000 for the same period in 2004. This slight increase is due to the growth in the loan portfolio. See further discussion under Allowance for Loan Losses below.
Noninterest Income
Total noninterest income decreased $48,140 or 3.12% for the first six months of 2005. Service charges on deposits decreased $74,433, or 6.33%, for the first six months of 2005. This decrease is primarily due to a decrease in insufficient fund charges on checks due to a temporary increase in deposits as a result of insurance disbursements following Hurricane Ivan in September of 2004, which decreased $139,997 or 17.20%. The decrease in service charges was partially offset by an increase in ATM network fees.
Noninterest Expense
Total noninterest expense increased $685,040, or 13.52% during the first six months of 2005 as compared to 2004. Salaries and benefits increased $385,314 or 13.85% in the first six months of 2005 primarily due to the expansion of the Bank into new markets and the increased health care costs for the Bank. Occupancy expense increased $67,675 or 7.39%, also largely associated with branch expansion. Other expenses increased $232,051, or 16.92%, during the first six months of 2005. A substantial amount of this increase consists of $103,201 that was taken as a write down of several other real estate owned (“OREO”) properties. These properties are considered to be valued at their fair market value less any selling costs. The remaining increase in overhead expenses is attributable to the Company’s expansion into new markets.

Income Taxes
Earnings before taxes for the first six months of 2005 were $1,770,810 as compared to $1,204,746 for the first six months of 2004, an increase of $566,064, or 46.99%. Income tax expense for the first six months of 2005 increased by $232,017, to $488,427, when compared to $256,410 the same period in 2004. The effective tax rate increased to 27.58% for the first six months of 2005 when compared to 21.28% in June of 2004.
Three Months Ended June 30, 2005 and 2004, Compared
Summary
Net income for the three months ended June 30, 2005 increased $142,796, or 29.30%.
Net Interest Income
Total interest income increased $1,122,706, or 32.24%, in the second quarter of 2005 as compared to 2004. Average interest-earning assets were $293,932,785 for the second quarter of 2005, as compared to $254,255,961 for the same period in 2004, an increase of $39,676,824, or 15.61%. A substantial portion of this growth is due to the expansion of the Banks loan portfolio as the Bank expands into new markets and strengthens its position in its existing markets. The average rate earned during the second quarter of 2005 was 6.27% as compared to 5.48% in 2004, reflecting the continuing impact of increases in rates by the Federal Reserve Board during the past and current year.
Total interest expense increased by $349,052 or 40.34% in the second quarter of 2005, when compared to the same period in 2004. Average interest bearing liabilities increased to $225,255,997 in 2005 from $203,089,335 in 2004, an increase of $22,166,662, or 10.91%. The average rate paid increased to 2.16% in 2005 as compared to 1.70% in 2004.
The net interest margin increased to 4.72% for the second quarter of 2005, as compared to 4.60% for the same period in 2004. This was due to the increase in interest rates by the Federal Reserve Board and the fact that the Bank’s assets have repriced faster than the Bank’s liabilities.
Provision for Loan Losses
The provision for loan losses totaled $195,000 for the second quarter of 2005 as compared to $180,000 for the same period in 2004. The provision reflected both the growth and improvement in credit quality in the loan portfolio. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.

Noninterest Income
Total noninterest income increased $47,253 or 6.32% for the second quarter of 2005. Service charges on deposits increased $5,841, or 1.00%, for the second quarter of 2005 as compared to 2004. This increase is primarily due to a decrease in insufficient fund charges on checks and a substantial increase in ATM network fees and point of sale interchange for the period. Other income increased during the second quarter of 2005 by $40,640 or 29.21% as compared to 2004. This increase is primarily due to the net gain of $43,000 on the sale of OREO in June of 2004.
Noninterest Expense
Total noninterest expense increased $446,884, or 17.07%, during the second quarter of 2005 compared to the same quarter of 2004. Salaries and benefits increased $216,535, or 15.25%, in the second quarter of 2005 as compared to the same quarter of 2004. This increase is primarily due to the expansion of the Bank into new markets and increased health care costs for the Bank. Occupancy expense increased $32,697, or 7.15%, in the second quarter of 2005, largely associated with branch expansion. Other expenses increased $197,652 or 26.64% during the second quarter of 2005 as compared to 2004, reflecting increases in general operating expenses related to the Bank’s expansion and the $103,201 of write downs that value the OREO properties at their fair market values.
Income Taxes
Earnings before taxes for the second quarter of 2005 were $925,468 as compared to $566,445 in the second quarter of 2004, an increase of $359,023 or 63.38%. Income tax expense for the second quarter increased $216,227 to $295,349, when compared to $79,122 for the same period in 2004. The effective tax rate increased to 31.92% in 2005 from 13.97% in 2004.
Financial Condition and Liquidity
Total assets on June 30, 2005 increased $12,087,415 or 3.88% from December 31, 2004. Average total assets for the first six months of 2005 were $317,534,874. The ratio of loans (net of allowance) to deposits plus repurchase agreements on June 30, 2005 was 76.27% as compared to 72.46% on December 31, 2004.
Cash and Cash Equivalents
Federal Funds Sold and interest bearing balances in other banks as of June 30, 2005 decreased by $19,596,577, or by 71.27%, from December 31, 2004. This decrease is attributed to the increase in loans, as the Bank shifts investments from lower earning assets to higher yielding investments.

Loans
Net loans increased by $17,398,130 or 8.74% at June 30, 2005, from December 31, 2004. Agricultural lending and commercial real estate loans contributed the majority of this loan growth.
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

The allowance for possible loan losses represents 1.21% of gross loans at June 30, 2005, as compared to 1.29% at year-end 2004. This slight decrease is acceptable to management because it is attributable to the cyclical nature of the Company’s agricultural lending as seen in previous years. The bank expects a slight increase in the percentage of allowance for possible loan losses to gross loans in subsequent periods as the related agricultural loans are paid down from their current position.
The amount of loans on which the accrual of interest had been discontinued has decreased to $963,741 at June 30, 2005, as compared to $1,201,692 at December 31, 2004. Net charged-off loans for the first six months of 2005 were $321,000, as compared to $138,477 for the same period in 2004. The increase in charged-off loans is due to the Bank’s decision to write off a selection of loans following a routine analysis of the loan portfolio during the second quarter of 2005.
Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at June 30, 2005 and December 31, 2004. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.
The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At June 30, 2005 the Bank had $704,462 in impaired loans, compared to $697,017 at December 31, 2004.

		June 30,	December 31,
		2005	2004
	Description	(Dollars in Thousands)
A	Loans accounted for on a nonaccrual basis	$964	$1,202

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$4	$14

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	$324	$351

D	Other non-performing assets	$1,164	$1,384
Investment Securities
Total investments available for sale have increased $18,487,439 at June 30, 2005 as compared to December 31, 2004 due to the Bank investing federal funds into higher yields in the investment portfolio. As available for sale, all investments are marked-to-market on a monthly basis with unrealized gains and losses, net of tax, adjusted through a component of stockholders equity. Management considers all unrealized losses within the investment portfolio to be temporary. As of June 30, 2005, the investment portfolio had a net unrealized gain of $203,287.
Premises and Equipment
Premises and equipment decreased $123,986 during the first six months of 2005. Because renovations to the Monroeville and Atmore branch locations due to Hurricane Ivan, construction of new buildings at the existing Atmore Southside and Magnolia Springs locations, and continued expansion into the Florida Panhandle and Baldwin County, Alabama, the Company expects the amount of premises and equipment and their associated depreciation expense to increase in the near future.
Deposits

Total deposits decreased $2,485,087, or .98%, at June 30, 2005 from December 31, 2004, including a decrease of $9,437,934 on noninterest bearing deposits. Interest bearing deposits increased $6,952,847 at June 30, 2005, from December 31, 2004. The decrease in deposits is attributable to the increased use of sweep accounts offered through the Financial Services division by the Bank’s customers. The balance of funds held in sweep accounts as of June 30, 2005 was $5,328,578.
Hurricanes Ivan and Dennis
The Bank continues to repair damage caused in September 2004 by Hurricane Ivan, including at the corporate office in Atmore, Alabama. The branch in Monroeville, Alabama, which was rendered unusable, has been remodeled and reopened in the first quarter of 2005.
The Bank’s market area also suffered lesser effects from Hurricane Dennis in July 2005. The Bank continues to expect no material financial impact from the hurricane damage to its various offices. Management also continues to expect that the Corporation will not experience any material adverse impact to future earning due to hurricane related damage to the local economies in the Bank’s markets, and at the current time does not expect any increases in loan loss provisions because of the hurricanes.
Liquidity
One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at June 30, 2005 is considered adequate by management. Also see Item 3 below.
Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on June 30, 2005, was $27,163,868, an increase of $818,774, or 3.11%, from December 31, 2004. This net increase is a combination of current period earnings, reduced by a decrease in the unrealized gains on securities available for sale and the declaration of dividends as of June 30, 2005.

Primary capital to total assets at June 30, 2005, was 9.52%, as compared to 8.44% at year-end 2004. Total capital and allowances for loan losses to total assets at June 30, 2005, was 11.16%, as compared to 9.27% at December 31, 2004. The Corporation’s risk based capital was $33,124,000, or 13.44% of risk adjusted assets, at June 30, 2005, as compared to $31,827,000, or 14.12%, at year-end 2004. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.
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
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 — 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of December 31, 2004, the most recent date for which the Corporation has a completed analysis. Management does not expect the analysis as of June 30, 2005 to change materially from the December 31, 2004 analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates	Market Value Equity	Change in Market	Change in Market
(Basis Points)		Value Equity	Value Equity %
300	62,661	7,699	25
200	59,449	5,789	19
100	55,215	5,113	10
0	50,102	—	—
-100	44,151	(5,951)	(12)
-200	37,105	(12,997)	(26)
-300	29,308	(20,794)	(42)
The preceding table indicates that at December 31, 2004, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The growth in variable rate loans has caused the Corporation to become more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested. The Bank does not foresee any material change in the above data during the first six months of 2005.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 4, 2005 was reported under Item 4 of the Corporation’s Form 10-Q for the quarter ended March 31, 2005, and is incorporated by reference herein.
Item 6. Exhibits
(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 13, 2005
/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO