Form 10-Q
period 2005-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2005-11-16
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No ✓
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes___  No ✓
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 27, 2005.
Class A Common Stock.... 2,221,440 Shares
Class B Common Stock.... -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated
Balance Sheets

	September	December 31,
	2005	2004
	Unaudited	Audited
Assets:
Cash and due from banks	$16,980,539	$16,446,574
Federal funds sold	6,019,668	27,494,426

Cash and cash equivalents	23,000,207	43,941,000

Securities available for sale (amortized cost of $69,137,850 and $54,502,411 respectively)	68,652,300	55,004,982
Loans	231,536,113	199,160,445
Allowance for loan losses	2,920,189	2,562,239

Net loans	228,615,924	196,598,206

Premises and equipment, net	7,547,211	7,192,202
Interest receivable and other assets	11,203,454	9,094,834

Total assets	339,019,096	311,831,224

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	64,586,493	68,763,895
Interest bearing	198,298,862	184,174,772

Total deposits	262,885,355	252,938,667

Securities sold under agreements to repurchase	31,593,129	18,381,063
Other borrowed funds	11,143,555	8,292,612

Accrued expenses and other liabilities	1,757,995	1,881,143

Note payable to Trust (net of issuance costs)	4,000,223	3,992,645

Total liabilities	311,380,257	285,486,130

Stockholders’ equity:
Class A common stock. Authorized 5,000,000 shares of $.01 par value; 2,365,362 and 2,363,762 shares issued respectively	23,654	23,638
Class B common stock of $.01 par value. Authorized 250,000 shares: -0- shares issued and outstanding.	0	0

Preferred stock of $.01 par value. Authorized 250,000 shares: -0- shares issued and outstanding.	0	0
Additional Paid in Capital	5,491,713	5,444,563
Accumulated other comprehensive income, net of tax	(298,759)	301,542
Retained earnings	23,260,143	21,414,370

	28,476,751	27,184,113
Less: 143,922 and 146,432 treasury shares, at cost, respectively	837,912	839,019

Total stockholders’ equity	27,638,839	26,345,094

Total liabilities and stockholders’ equity	$339,019,096	$311,831,224

See Notes to Condensed Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Condensed Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September		September
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$4,226,570	$3,093,692	$11,322,112	$8,684,682
Interest on investment securities available for sale:
Taxable	456,235	325,431	1,319,024	928,299
Nontaxable	262,855	250,335	771,048	757,785

Total investment income	719,090	575,766	2,090,072	1,686,084
Other interest income	44,881	10,745	264,669	61,518

Total interest income	4,990,541	3,680,203	13,676,853	10,432,284

Interest expense:
Interest on deposits	1,254,004	763,359	3,223,605	2,143,897
Interest on other borrowed funds	187,513	146,300	486,476	429,338

Total interest expense	1,441,517	909,659	3,710,081	2,573,235

Net interest income	3,549,024	2,770,544	9,966,772	7,859,049

Provision for loan losses	295,000	180,000	685,000	540,000

Net interest income after provision for loan losses	3,254,024	2,590,544	9,281,772	7,319,049

Noninterest income:
Service charge on deposits	607,887	581,286	1,708,574	1,756,406
Commission on credit life	7,862	2,713	36,808	38,413
Investment securities gains, net	33,916	167,610	33,916	170,898
Other	176,879	124,587	543,859	455,232

Total noninterest income	826,544	876,196	2,323,157	2,420,949

Noninterest expense:
Salaries and benefits	1,679,867	1,521,987	4,846,597	4,303,403
Net occupancy expense	465,893	480,365	1,448,986	1,395,783
Other	823,507	600,417	2,427,235	1,972,095

Total noninterest expense	2,969,267	2,602,769	8,722,818	7,671,281

Earnings before income tax expense	1,111,301	863,971	2,882,111	2,068,717
Income tax expense	251,035	229,403	739,462	485,812

Net earnings	$860,266	$634,568	$2,142,649	$1,582,905

Basic earnings per share	$0.39	$0.29	$0.96	$0.71
Diluted earnings per share	$0.39	$0.29	$0.96	$0.71
Basic weighted average shares outstanding *	2,221,935	2,217,330	2,220,554	2,215,599

Diluted weighted average shares outstanding *	2,229,273	2,219,679	2,227,892	2,217,948

Cash dividend per share	$—	$—	$0.15	$0.15

Statement of Comprehensive Income

Net Income	860,266	634,568	$2,142,649	$1,582,905

Other Comprehensive Income, net of tax:
Unrealized holding gain (loss) arising during the period	(927,221)	641,019	(600,301)	(59,969)
Less: Reclassification adjustment for gains included in net income	20,350	100,566	20,350	102,539

Comprehensive income (loss)	$(87,305)	$1,175,021	$1,521,998	$1,420,397

See Notes to Condensed Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
and Subsidiary
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 2005 and 2004
(Unaudited)

	2005	2004
Operating Activities
Net Income	$2,142,649	1,582,904
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	685,000	540,000
Depreciation on Premises and Equipment	658,865	605,991
Amortization of Investment Securities Available for Sale	140,044	128,766
Gain on Investment Securities Available for Sale	(33,916)	(170,898)
Gain on Sale of Other Real Estate	(4,118)	(897)
Gain on Disposal of Premises and Equipment	—	(4,850)
Writedown of Other Real Estate	103,201	—
Increase in Interest Receivable and Other Assets	(2,409,627)	(1,431,783)
Increase (Decrease) in Accrued Expenses and Other Liabilities	403,455	(517,509)

Net Cash Provided by Operating Activities	1,685,553	731,724
Investing Activities
Proceeds From Sales of Investment Securities Available for Sale	2,827,009	4,340,737
Proceeds From Maturities of Investment Securities Available for Sale	10,227,853	8,211,599
Purchases of Investment Securities Available for Sale	(27,796,428)	(13,464,598)
Net Increase in Loans	(32,802,718)	(35,003,862)
Purchases of Premises and Equipment	(1,013,874)	(335,733)
Proceeds From Sales of Premises and Equipment	—	4,850
Proceeds From Sales of Other Real Estate	178,147	5,000

Net Cash Used in Investing Activities	(48,380,011)	(36,242,007)
Financing Activities
Net Increase in Deposits	9,947,321	25,411,875
Net Increase in securities sold under agreement to repurchase	13,212,066	1,774,852
Cash Dividends	(288,579)	(332,219)
Net Transactions on Treasury Stock	—	2,636
Exercise of stock options	12,800	—
Proceeds from sale of common stock	19,115	38,207
Increase (Decrease) in Other Borrowed Funds	2,850,942	(1,879,698)

Net Cash Provided by Financing Activities	25,753,665	25,015,653

Decrease in Cash and Cash Equivalents	(20,940,793)	(10,494,630)
Cash and Cash Equivalents at Beginning of Period	43,941,000	24,447,625

Cash and Cash Equivalents at End of Period	$23,000,207	13,952,995

Supplemental disclosures

Cash paid during the year for:
Interest	$3,601,137	$2,607,522

Income Taxes	$503,000	$370,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	$100,000	$230,001

Certification of CEO Pursuant to Section 302
Certification of Interim Principal Accounting Officer Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of Interim Principal Accounting Officer Pursuant to Section 906
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

NOTE 2 – Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2005 and 2004. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three and nine month periods ended September 30, 2005 and 2004 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September		September
	2005	2004	2005	2004
Diluted earnings per share	$0.39	$0.29	$0.96	$0.71

Weighted average common shares outstanding	2,221,935	2,217,330	2,220,554	2,215,599

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	7,338	2,349	7,338	2,349

Total weighted average common shares and potential common stock outstanding*	2,229,273	2,219,679	2,227,892	2,217,948

*23,888 shares subject to outstanding options for the three and nine months ended September 30, 2004, respectively, were not included in the calculation of diluted earnings per share, as the exercise price of these options was in excess of average market price.

NOTE 3 – Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the nine month period ended September 30 ($ in thousands):

	September 30
	2005	2004
Balance at beginning of year	2,562	2,117

Provision charged to expense	685	540

Less Loans charged off	368	282

Recoveries	41	59

Balance at end of period	2,920	2,434

At September 30, 2005 and 2004, the amount of nonaccrual loans was $1,889,059 and $1,056,162 respectively.
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
NOTE 5 – New Accounting Standards
In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special–purpose entities.

For any variable interest entities (“VIEs”) that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities, and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.
The Company has applied FIN No. 46R in accounting for United Bancorp Capital Trust I (“Trust”), established on June 27, 2002. Accordingly, the accompanying balance sheet includes, in other assets, the Company’s investment in the Trust of $124,000 and also includes, in “Note payable to Trust,” the balance owed the Trust of $4,000,223. Except as related to the Trust, the application of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.
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
FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.
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
Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been impacted as shown in the following table:

	For the three months ended		For the nine months ended
	September 30		September 30
	2005	2004	2005	2004
Reported net earnings	$860,266	$634,568	$2,142,649	$1,582,904
Compensation expense, net of taxes	3,089	5,020	12,358	15,059

Pro forma net earnings	857,177	629,548	2,130,291	1,567,845

Reported basic earnings per share	$0.39	$0.29	$0.96	$0.71
Pro forma basic earnings per share	$0.39	$0.28	$0.96	$0.71
Reported diluted earnings per share	$0.39	$0.29	$0.96	$0.71
Pro forma diluted earnings per share	$0.39	$0.28	$0.96	$0.71
See note 5 above for discussion of FAS 123R, which modifies FAS 123.

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
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”) and its principal subsidiary for the three and nine months ended September 30, 2005 and 2004, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Nine Months ended September 30, 2005 and 2004, Compared
Summary
Net income for the nine months ended September 30, 2005, increased by $559,744, or 35.36%, as compared to the same period in 2004.
Net Interest Income
Total interest income increased $3,244,569, or 31.10%, for the first nine months of 2005 as compared to the same period in 2004. Average interest-earning assets were $293,399,599 for the first nine months of 2005, as compared to $249,337,898 for the same period in 2004, an increase of $44,061,701, or 17.67%. A substantial portion of the increase is due to increases in the loan portfolio as the Company continues to implement management’s growth initiatives. The average rate earned on interest earning assets in 2005 was 6.36% as compared to 5.33% in 2004, reflecting the continuing impact of the 2.75% increase in the Fed Funds rate by the Federal Reserve Board since June of 2004.
Total interest expense increased by $1,136,846, or 44.18%, in 2005, when compared to the same period in 2004. Average interest bearing liabilities increased to $225,586,584 in 2005 from $199,980,397 in 2004, an increase of $25,606,187, or 12.80%. The growth of the Company’s interest bearing liabilities is due to a substantial increase in the funds held in Repurchase Agreements and an increase in interest bearing time deposits. The average rate paid rose to 2.07% in 2005 as compared to 1.72% in 2004.
The increase in interest expense can be attributed primarily to higher interest rates paid in 2005 on deposits, compared to lower rates paid on deposits during the same period in 2004 due to the increasing interest rate environment.
Net interest margin increased to 4.77% for the first nine months of 2005 as compared to 4.21% for the same period in 2004. This was due to the interest rate sensitivity of the Bank’s assets in relation to the increase in interest rates by the Federal Reserve Board.
Provision for Loan Losses
The provision for loan losses totaled $685,000 for the first nine months of 2005 as compared to $540,000 for the same period in 2004. The increase in the provision is due to growth in the loan portfolio and various factors pertaining to the agricultural loan segment of the Bank’s portfolio. See further discussion under Allowance for Loan Losses below.
Noninterest Income
Total noninterest income decreased $97,792 or 4.04% for the first nine months of 2005 as compared to the same period in 2004. Service charges on deposits decreased $47,832, or 2.72%, for the first nine months of 2005. Other causes of the decrease are a reduction in net insufficient funds charges of $119,201, the non-recurrence of a gain on sale of securities of $170,898 during the third quarter of 2004, and an increase in ATM network fees of $71,708 that offset the foregoing decreases.
Noninterest Expense
Total noninterest expense increased $1,051,537, or 13.71% during the first nine months of 2005 as compared to 2004. Salaries and benefits increased $543,194 or 12.62% in the first nine months of 2005 primarily due to the expansion of the Bank into new markets and the increased health care costs for the Bank. Occupancy expense increased $53,203 or 3.81%, also largely associated with branch expansion. Other expenses increased $455,140, or 23.08%, during the first nine months of 2005. A substantial amount of this increase consists of $103,201 that was taken as a write down of several other real estate owned (“OREO”) properties. These properties are considered to be valued at their fair market value less any selling costs. The remaining increase in other expenses is attributable to the Company’s expansion into new markets, costs incurred by the company to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the increase of marketing expenses for various product offerings of the Bank.
Income Taxes
Earnings before taxes for the first nine months of 2005 were $2,882,111 as compared to $2,068,717 for the first nine months of 2004, an increase of $813,394, or 39.32%. Income tax expense for the first nine months of 2005 increased by $253,650, to $739,462, when compared to $485,813 for the same period in 2004. The effective tax rate increased to 25.66% for the first nine months of 2005 when compared to 23.48% in the same period of 2004.
Three Months Ended September 30, 2005 and 2004, Compared
Summary
Net income for the three months ended September 30, 2005 increased $225,698, or 35.57% when compared to the same period of 2004.
Net Interest Income
Total interest income increased $1,310,338, or 35.61%, in the third quarter of 2005 as compared to 2004. Average interest-earning assets were $299,123,379 for the third quarter of 2005, as compared to $254,687,856 for the same period in 2004, an increase of $44,435,523, or 17.45%. A substantial portion of this growth is due to the expansion of the Banks loan portfolio as the Bank expands into new markets and strengthens its position in its existing markets. The average rate earned during the third quarter of 2005 was 6.74% as compared to 5.53% in 2004, reflecting the continuing impact of increases in rates by the Federal Reserve Board during the past and current year.
Total interest expense increased by $531,858 or 58.47% in the third quarter of 2005, when compared to the same period in 2004. Average interest bearing liabilities increased to $232,640,098 in 2005 from $205,207,911 in 2004, an increase of $27,432,187, or 13.37%. The average rate paid increased to 2.33% in 2005 as compared to 1.77% in 2004.
The net interest margin increased to 4.94% for the third quarter of 2005, as compared to 4.33% for the same period in 2004. This was due to the increase in interest rates by the Federal Reserve Board and the fact that the Bank’s assets have re-priced faster than the Bank’s liabilities.
Provision for Loan Losses
The provision for loan losses totaled $295,000 for the third quarter of 2005 as compared to $180,000 for the same period in 2004. The provision reflected both the growth within the Bank’s loan portfolio and various factors pertaining to the agriculture loan segment of our portfolio. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.
Noninterest Income
Total noninterest income decreased $49,652 or 5.67% for the third quarter of 2005. Service charges on deposits decreased $26,601, or 4.58%, for the third quarter of 2005 as compared to 2004. This decrease is primarily due to a decrease in insufficient fund charges on checks and a substantial increase in ATM network fees and point of sale interchange for the period, as well as the presence of a gain on sale of securities of $167,609 that was present in the third quarter of 2004. Other income increased during the third quarter of 2005 by $52,292 or 41.97% as compared to 2004. This increase is primarily due to fees collected for various services offered by the Bank.
Noninterest Expense
Total noninterest expense increased $366,498, or 14.08%, during the third quarter of 2005 compared to the same quarter of 2004. Salaries and benefits increased $157,880, or 10.37%, in the third quarter of 2005 as compared to the same quarter of 2004. This increase is primarily due to the expansion of the Bank into new markets and increased health care costs for the Bank. Other expenses increased $223,090 or 37.16% during the third quarter of 2005 as compared to 2004. The leading factors pertaining to this increase are the presence of a $41,000 reimbursement of legal fees in July of 2004 which did not occur in 2005, and increases in supplies and data processing expenses during the 2005 period.
Income Taxes
Earnings before taxes for the third quarter of 2005 were $1,111,301 as compared to $863,971 in the second quarter of 2004, an increase of $247,330 or 28.63%. Income tax expense for the third quarter increased $21,632 to $251,035, when compared to $229,403 for the same period in 2004. The effective tax rate decreased to 22.59% in 2005 from 25.74% in 2004.
Financial Condition and Liquidity
Total assets on September 30, 2005 increased $27,187,872 or 8.72% from December 31, 2004. Average total assets for the first nine months of 2005 were $320,273,531. The ratio of loans (net of allowance) to deposits plus repurchase agreements on September 30, 2005 was 77.63% as compared to 81.74% on December 31, 2004.

Cash and Cash Equivalents
Federal Funds Sold and interest bearing balances in other banks as of September 30, 2005 decreased by $21,474,758, or by 78.11%, from December 31, 2004. This decrease is attributed to the increase in loans, as the Bank shifts funds from lower earning assets to higher yielding investments.
Loans
Net loans increased by $32,017,718 or 16.29% at September 30, 2005, from December 31, 2004. Agricultural lending and commercial real estate loans contributed the majority of this loan growth.
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
The allowance for possible loan losses represents 1.26% of gross loans at September 30, 2005, as compared to 1.29% at year-end 2004. Management believes the change is consistent with the cyclical nature of the Company’s agricultural lending as seen in previous years. The Bank downgraded $6,700,000 of agricultural loans ($1,000,000 to monitor, 4,900,000 to substandard and 800,000 to doubtful) following analysis of various factors in the third quarter. However, losses that may pertain to these loans, if any, are not measurable at this time under impairment measures outlined by SFAS No. 114 or are not loss contingencies under SFAS No. 5. Management will closely monitor the condition of the loan portfolio during the next two quarters in connection with the completion of the crop production cycle.
The amount of loans on which the accrual of interest had been discontinued has increased to $1,889,058 at September 30, 2005, as compared to $1,201,692 at December 31, 2004. The increase is primarily due to timing differences in a small number of construction and one to four family, residential loans that are expected to be resolved in the next quarter. Net charged-off loans for the first nine months of 2005 were $327,000, as compared to $223,000 for the same period in 2004. The increase in charged-off loans is due to the Bank’s decision to write off a selection of loans following a routine analysis of the loan portfolio during the second quarter of 2005.
Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at September 30, 2005 and December 31, 2004. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.
The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At September 30, 2005 the Bank had $742,618 in impaired loans, compared to $697,017 at December 31, 2004.

		September 30	December 31,
		2005	2004
		(Dollars in Thousands)
A	Description Loans accounted for on a nonaccrual basis	$1,889	$1,202

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$2	$14

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	$321	$351

D	Other non-performing assets	$1,206	$1,384
Investment Securities
Total investments available for sale have increased $13,647,318 at September 30, 2005 as compared to December 31, 2004 due to the Bank investing federal funds into higher yields in the investment portfolio. As available for sale, all investments are marked to market on a monthly basis with unrealized gains and losses, net of tax, adjusted through a component of stockholders equity. Management considers all unrealized gains and losses within the investment portfolio to be temporary. As of September 30, 2005, the investment portfolio had a net unrealized loss of $485,550.
Premises and Equipment
Premises and equipment increased $355,009 during the first nine months of 2005 as compared to year end 2004. This increase is due to the completion of renovations to the Monroeville branch following damage caused by Hurricane Ivan and the construction of the Bank’s new Atmore Southside location. Hurricane Ivan-related renovations of the Atmore branch and Main Office are on schedule and are expected to be completed by year end. Since construction of new facilities in the Bank’s existing Baldwin County, Alabama and Florida Panhandle markets continue to move forward, the Company expects the amount of premises and equipment and their associated depreciation expense to increase in the future.
Deposits
Total deposits increased $9,946,688, or 3.93%, at September 30, 2005 from December 31, 2004, net of the decrease of $4,177,402 on noninterest bearing deposits. Interest bearing deposits increased $14,124,090 at September 30, 2005, from December 31, 2004. The decrease in noninterest bearings deposits is attributable to the increased use of sweep accounts offered through the Financial Services division to the Bank’s customers. The balance of funds held in sweep accounts as of September 30, 2005 was $8,846,288.
Hurricanes Ivan, Dennis, and Katrina
The Bank continues to repair damage caused in September 2004 by Hurricane Ivan, including at the corporate office in Atmore, Alabama. The branch in Monroeville, Alabama, which was rendered unusable, has been remodeled and reopened in the first quarter of 2005. The Company maintains adequate insurance coverage for the repairs of its damaged facilities.
The Bank’s market area also suffered lesser effects from Hurricane Dennis in July 2005 and very little effect from Hurricane Katrina in August 2005. The Bank continues to expect no material financial impact from the hurricane damage to its various offices. Management also continues to expect that the Corporation will not experience any material adverse impact to future earnings due to hurricane related damage to the local economies in the Bank’s markets, and at the current time does not expect any increases in loan loss provisions because of the hurricanes.
Liquidity
One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at September 30, 2005 is considered adequate by management. Also see Item 3 below.

Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on September 30, 2005, was $27,638,839, an increase of $1,293,745, or 4.91%, from December 31, 2004. This net increase is a combination of current period earnings, reduced by an unrealized loss on securities available for sale and the declaration of dividends as of June 30, 2005.
Primary capital to total assets at September 30, 2005, was 9.19%, as compared to 8.44% at year-end 2004. Total capital and allowances for loan losses to total assets at September 30, 2005, was 9.01%, as compared to 9.27% at December 31, 2004. The Corporation’s risk based capital was $34,077,000, or 13.13% of risk adjusted assets, at September 30, 2005, as compared to $31,827,000, or 14.12%, at year-end 2004. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.
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
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 — 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of June 30, 2005, the most recent date for which the Corporation has a completed analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates	Market Value Equity	Change in Market	Change in Market
(Basis Points)		Value Equity	Value Equity %
300	56,839	10,211	22
200	54,262	7,634	16
100	50,934	4,306	9
0	46,628	-	—
-100	41,058	(5,570)	(12)
-200	33,961	(12,667)	(27)
-300	25,740	(20,888)	(45)
The preceding table indicates that at June 30, 2005, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The growth in variable rate loans has caused the Corporation to become more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested. The Bank does not foresee any material change in the above data during the first nine months of 2005.
To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agreed to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement, and the Company paid its counterparty a one-time premium equal to $52,500 which will be amortized over the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge. The interest rate floor will provide protection from falling rates while allowing the Company to experience the benefits of rising rates.
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

PART II — OTHER INFORMATION
Item 6. Exhibits
(a)	Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of interim principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of interim principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
Date: November 10, 2005	By:	/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO