Form 10-K
period 2005-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2006-03-31
CIK 704561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File No. 2-78572
UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573
(State or other jurisdiction organization)	(I.R.S.Employer Identification of incorporation or No.)
P.O. Drawer 8, Atmore, Alabama 36504
(Address of principal executive offices)
Registrant’s telephone number, including area code: (251) 446-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, Par Value $.01 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 10, 2006 was $38,912,370 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 27, 2006
Class A	$.01	2,226,440	Shares*
Class B	$.01	0	Shares
*Excludes 140,431 shares held as treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

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
The Corporation and its subsidiary, United Bank (herein “United Bank” or the “Bank”), operate primarily in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from fourteen full service banking offices located in Atmore, Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette (2 offices), Silverhill, Magnolia Springs, and Summerdale, Alabama, a drive up facility in Atmore, and offices in Jay and Milton, Florida.
United Bank offers a broad range of banking services. Services to business customers include providing checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa multi-purpose, and nationally recognized credit card service. The Bank also offers internet banking, bill pay and access to online brokerage services at its web site, www.ubankal.com. The Bank also owns an insurance agency, United Insurance Services, Inc., which opened and began business in 2001.
Competition — The commercial banking business is highly competitive and United Bank competes actively with state and national banks, savings and loan associations, insurance companies, brokerage houses, and credit unions in its market areas for deposits and loans. In addition, United Bank competes with other financial institutions, including personal loan companies, leasing companies, finance companies and certain governmental agencies, all of which engage in marketing various types of loans and other services. The regulatory environment affects competition in the bank business as well.
Employees — The Corporation and its subsidiary had approximately 156 full-time equivalent employees at December 31, 2005. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) recapitalized the BIF and included numerous revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: “well capitalized”, “adequately capitalized”,“undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2005, the Bank was “well capitalized” and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.
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
Selected Statistical Information — The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2005, 2004 and 2003. Averages referred to in the following statistical information are generally average daily balances.

AVERAGE CONSOLIDATED BALANCE SHEETS
December 31,
2005, 2004 and 2003
(Dollars In Thousands)

	2005	2004	2003
Assets
Cash and due from banks	13,986	7,231	8,054
Interest — bearing deposits with other financial institutions	6,847	8,147	8,055
Federal funds sold and repurchase agreements	9,784	3,176	3,612
Taxable securities available for sale	42,604	32,878	27,766
Tax-exempt securities available for sale	26,117	23,966	20,695
Loans, net	213,311	184,634	163,897
Premises and equipment, net	8,179	7,962	7,330
Interest receivable and other assets	9,484	11,118	6,960

Total Assets	330,312	279,112	246,369

Liabilities and Stockholders’ Equity
Demand deposits-noninterest-bearing	63,211	48,950	40,662
Demand deposits-interest bearing	49,350	41,479	31,239
Savings deposits	25,012	21,034	17,672
Time deposits	122,387	109,333	101,986
Other borrowed funds	13,500	13,790	15,094
Repurchase agreements	27,580	17,148	13,815
Accrued expenses and other liabilities	2,789	1,697	1,510

Total liabilities	303,829	253,431	221,978
Stockholders’ Equity
Common stock	24	24	24
Additional Paid in Capital	5,423	5,506	5,243
Retained earnings	21,942	20,474	19,241
Accumulated other comprehensive income net of deferred taxes	(71)	533	725
Less: shares held in treasury, at cost	(835)	(856)	(842)
Total stockholders’ equity	26,483	25,681	24,391

Total liabilities and stockholders’ equity	330,312	279,112	246,369

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation’s interest-earning assets and interest-bearing liabilities.

	(Dollars in Thousands)
		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2005
Loans, net (1)	213,311	15,786	7.40%
Taxable securities available for sale	42,604	1,822	4.28%
Tax exempt sec available for sale (2)	26,117	1,575	6.03%
Federal funds sold and repurchase agreements	9,784	243	2.48%
Interest-bearing deposits with other financial institutions	6,847	204	2.98%

Total interest-earning assets	298,663	19,630	6.57%

Saving deposits and demand deposits interest-bearing	74,362	893	1.20%
Time deposits	122,387	3,290	2.69%
Repurchase agreements	27,580	642	2.33%
Other borrowed funds	13,500	678	5.02%

Total interest-bearing liabilities	237,829	5,503	2.31%

Net interest income/net yield on interest earning assets		14,127	4.73%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2004
Loans, net (1)	184,634	11,980	6.49%
Taxable securities available for sale	32,878	1,223	3.72%
Tax exempt sec available for sale (2)	23,966	1,500	6.26%
Federal funds sold and repurchase agreements	3,176	53	1.67%
Interest-bearing deposits with other financial institutions	8,147	107	1.31%

Total interest-earning assets	252,801	14,863	5.88%

Saving deposits and demand deposits interest-bearing	62,513	578	0.92%
Time deposits	109,333	2,306	2.11%
Repurchase agreements	17,148	79	0.46%
Other borrowed funds	13,790	576	4.18%

Total interest-bearing liabilities	202,784	3,539	1.75%

Net interest income/net yield on interest earning assets		11,324	4.48%

	Average Balance	Expense	Earned Paid
2003
Loans, net (1)	163,897	11,277	6.88%
Taxable securities available for sale	27,766	1,003	3.61%
Tax exempt sec available for sale (2)	20,695	1,423	6.88%
Federal funds sold and repurchase agreements	3,612	36	1.00%
Interest-bearing deposits with other financial institutions	8,055	87	1.08%

Total interest-earning assets	224,025	13,826	6.17%

Saving deposits and demand deposits interest-bearing	48,911	516	1.05%
Time deposits	101,986	2,538	2.49%
Repurchase agreements	13,815	25	0.18%
Other borrowed funds	15,094	571	3.78%

Total interest-bearing liabilities	179,806	3,650	2.03%

Net interest income/net yield on interest earning assets		10,176	4.54%

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2005, 2004 and 2003.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.
(Dollars in Thousands)
Interest Income

Average Balances			Expense			Variance As to
2005	2004		2005	2004	Variance	Rate	Volume
$213,311	184,634	Loans (Net)	15,786	11,980	3,806	1,847	1,959
42,604	32,878	Taxable Securities AFS(1)	1,822	1,223	599	207	392
26,117	23,966	Tax Exempt Securities AFS (2)	1,575	1,500	75	(28)	103
9,784	3,176	Fed Funds Sold	243	53	190	150	40
6,847	8,147	Interest Bearing Deposits	204	107	97	92	5
298,663	252,801	Total Interest Earning Assets	19,960	14,863	4,767	2,268	2,499
		Savings and Interest Bearing
74,362	62,513	Demand Deposits	893	578	315	252	63
122,387	109,333	Other Time Deposits	3,290	2,306	984	731	255
27,580	17,148	Repurchase Agreements	642	79	563	350	213
13,500	13,790	Other Borrowed Funds	678	576	102	62	40
237,329	202,784	Total Int Bearing Liabilities	5,503	3,539	1,964	1,395	571
The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2005 and 2004.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.
(Dollars in Thousands)
Interest Income

Average Balances			Expense			Variance As to
2004	2003		2004	2003	Variance	Rate	Volume
$184,634	163,897	Loans (Net)	11,980	11,277	703	(571)	1,274
32,878	27,766	Taxable Securities AFS(1)	1,223	1,003	220	31	189
23,966	20,695	Tax Exempt Securities AFS (2)	1,500	1,423	77	(102)	179
3,176	3,612	Fed Funds Sold	53	36	17	21	(4)
8,147	8,055	Interest Bearing Deposits	107	87	20	19	1
252,801	224,025	Total Interest Earning Assets	14,863	13,826	1037	(602)	1,639
		Savings and Interest Bearing
62,513	48,911	Demand Deposits	578	516	62	(15)	77
109,333	101,986	Other Time Deposits	2,306	2,538	(232)	(439)	207
17,148	13,815	Other Borrowed Funds	79	25	(54)	54	0
13,790	15,094	Repurchase Agreements	576	571	5	6	(1)
202,784	179,806	Total Int Bearing Liabilities	3,539	3,650	(111)	(395)	284
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

Investments — The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank’s market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. Since 2001 the Bank has moved all investments held to maturity to available for sale. The Bank’s current loan policy establishes the gross optimal ratio of loans to deposits and repurchase agreements ratio as being 85%. This ratio as of December 31, 2005 was 69.84%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank’s credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, repurchase agreement growth, reallocation of maturing investments and advances from the Federal Home Loan Bank of Atlanta (FHLB).
Securities Portfolio — The Bank’s investment policy as approved by the Board of Directors dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with economic conditions, which could shorten or lengthen maturities. Management believes the level of credit and interest rate risks inherent in the securities portfolio is low.
The following table sets forth the amortized cost of the Available for Sale investment portfolio.
Investment Securities Available for Sale
December 31, 2005, 2004 and 2003
(Dollars in Thousands)

	2005		2004		2003
	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of
	Cost	Portfoilio	Cost	Portfoilio	Cost	Portfoilio
U. S. Treasury	$—	0.0%	$—	0.0%	1,006	1.9%
U.S. Gov’t Agencies	19,103	26.6%	8,082	14.8%	1,874	3.5%
Mortgage Backed Sec	23,773	33.1%	22,604	41.5%	24,805	46.9%
State and Municpal	28,894	40.3%	23,816	43.7%	23,729	44.9%
Other	—	0.0%	—	0.0%	1,495	2.8%

Total	$71,770	100.0%	$54,502	100.0%	52,909	100.0%

The following table sets forth the distribution of maturities of investment securities available for sale.
Maturity Distribution of Investment Securities Available for Sale
December 31, 2005, 2004 and 2003
(Dollars in Thousands)

	2005		2004		2003
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted
	Cost	Avg Yld	Cost	Avg Yld	Cost	Avg Yld
US Treasury Sec
Within one year	—	0.00%	—	0.00%	1,006	1.59%
1-5 years	—	0.00%	—	0.00%	—	0.00%

Total	—	0.00%	—	0.00%	1,006	1.59%

US Government Agencies excluding Mortgage Backed securities
Within one year	—	0.00%	—	0.00%	—	0.00%
1-5 years	17,103	4.06%	6,199	3.21%	—	0.00%
5-10 years	2,000	4.89%	1,883	4.67%	1,874	4.68%
After 10 years	—	0.00%	—	0.00%	—	0.00%

Total	19,103	4.15%	8,082	3.55%	1,874	4.68%

Mortgage Backed Securities
Within one year	—	0.00%	—	0.00%	—	0.00%
1-5 years	4,292	3.83%	1,914	3.61%	1,910	2.72%
5-10 years	8,358	4.06%	8,218	3.86%	9,828	3.76%
After 10 years	11,123	4.98%	12,472	4.26%	13,067	3.71%

Total	23,773	4.45%	22,604	4.06%	24,805	3.65%

State & Municipal (1)
Within one year	1,000	3.13%	165	11.72%	100	10.85%
1-5 years	4,709	3.76%	3,606	7.59%	1,755	8.70%
5-10 years	10,416	4.11%	8,654	9.24%	11,435	9.63%
After 10 years	12,769	4.01%	11,391	9.94%	10,439	10.33%

Total	28,894	3.97%	23,816	9.34%	23,729	9.87%

Other Securities
Within one year	—	0.00%	—	0.00%	995	2.39%
1-5 years	—	0.00%	—	0.00%	500	3.05%
5-10 years	—	0.00%	—	0.00%	0	0.00%
After 10 years	—	0.00%	—	0.00%	0	0.00%

Total	—	0.00%	—	0.00%	1,495	2.61%

Totals	71,770	4.18%	54,502	6.28%	52,909	6.41%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2005, 2004 and 2003.

Relative Lending Risk — United Bank serves both rural and suburban markets. The rural market is composed primarily of lower to middle income families. The rural market economy is influenced by timber and agricultural production. The suburban market is faster growing, more commercial and is composed of a higher income mix than the rural market. The Bank’s loan portfolio mix is reflective of these markets. The Bank’s ratio of loans to assets or deposits is comparable to its peer banks serving similar markets.
The risks associated with the Bank’s lending are primarily interest rate risk and credit risks from economic conditions and concentrations and/or quality of loans.
Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank’s loan maturity distribution reflects 41.84% of the portfolio maturing in one year or less. In addition, 56.91% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.
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
Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than some of its local community banking competitors. With offices in twelve communities, risks associated with the effects of major economic disruptions in one community are somewhat mitigated. This geographic diversity affects all types of loans and plays a part in the Bank’s risk management.
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
An average loan in the loan portfolio at December 31, 2005 was approximately $45,989, an increase of $8,148 from 2004.

LOAN PORTFOLIO MATURITIES
Maturities and sensitivity to change in interest rates in the Corporation’s loan portfolio are as follows:
Remaining Maturity
December 31, 2005
(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total
Commercial, financial and agricultural	$68,700	74,331	18,401	$161,432
Real estate — construction	14,123	5,278	81	$19,482
Real estate — mortgage 1-4 family	7,275	21,902	6,651	$35,828
Installment loans to individuals	6,264	7,144	161	$13,569

Totals	$96,362	108,655	25,294	230,311

Sensitivity To Changes In Interest Rates
Loans Due After One Year
(Dollars in Thousands)

	Predetermined	Floating
	Rate	Rate	Total
Commercial, financial and agricultural	$91,106	1,626	92,732
Real estate — construction	5,359	—	5,359
Real estate — mortgage 1-4 family	19,796	8,757	28,553
Installment loans to individuals	7,302	3	7,305

Totals	$123,563	10,386	133,949

For additional information regarding interest rate sensitivity see INTEREST RATE SENSITIVITY in Item 7 below and Item 7A below.

Non-performing Assets: Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impaired loans are covered by the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 2005, the Bank had $508,106 in impaired loans.
The following table sets forth the Corporation’s non-performing assets at December 31, 2005, 2004, 2003, 2002 and 2001. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due, except for credit cards, which continue to accrue interest.

	Descriptions	2005	2004	2003	2002	2001
		(Dollars in Thousands)
A	Loans accounted for on a nonaccrual basis	$1,406	$1,202	$2,171	$1,169	$2,185

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	4	14	15	10	18

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	318	351	229	968	861

D	Other non-performing assets	1,131	1,384	1,108	350	556

	Total	$2,859	$2,951	$3,523	$2,497	$3,620

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $165,159, $102,372, $95,877, $29,968 and $123,443 for 2005, 2004, 2003, 2002, and 2001 respectively. All of the assets in (D) above at the end of 2005, 2004, 2003 and 2002 were other real estate owned (OREO). At the end of 2001, $195,033 of such assets were OREO.
At December 31, 2005, loans with a total outstanding balance of $13,264,440 were considered potential problem loans compared to $6,602,558, $6,491,658, $4,127,658, and $3,014,745 as of 12/31/04, 12/31/03, 12/31/02 and 12/31/01 respectively. Potential problem loans consist of those loans for which management is monitoring performance or has concerns as to the borrower’s ability to comply with present loan repayment terms.
The increase in potential problem loans is due primarily to The Bank downgrading $6,700,000 of agricultural loans ($1,000,000 to monitor, $4,900,000 to substandard and $800,000 to doubtful) following analysis of various factors in the third quarter. However, losses that may pertain to these loans, if any, are not measurable at this time under impairment measures outlined by SFAS No. 114 or are not loss contingencies under SFAS No. 5. Management has monitored the condition of the loan portfolio during the fourth quarter of 2005. No classification changes have been made to these loans as of December 31, 2005, as they have begun to paydown due to their seasonal nature. Management will continue to monitor the loan portfolio in connection with the completion of the crop production cycle
There may be additional loans in the Bank’s portfolio that may become classified as conditions dictate. However, management is not aware of any such loans that are material in amount at December 31, 2005. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.
Loan Concentrations: On December 31, 2005, the Bank had $35,407,000 of agriculture-related loans as compared to $27,459,000, $26,218,000, and $30,983,000 and $19,089,000 in 2004, 2003, 2002, and 2001 respectively. Agriculture loans accounted for $424,109, $4,980, $2,915, $0, and $75,106 of nonaccrual loans in 2005, 2004, 2003, 2002, and 2001, respectively.

Summary of Loan Loss Experience
(Dollars in Thousands)

	2005	2004	2003	2002	2001
Average amount of loans outstanding, net	213,311	163,897	152,869	152,869	146,868

Allowance for loan losses beginning January 1	2,562	2,117	2,117	1,993	1,939

Loans Charged off:
Commercial, financial and agriculture	(365)	(155)	(451)	(563)	(176)
Real estate — mortgage	—	(45)	(117)	(7)	(49)
Installment loans to individuals	(108)	(158)	(238)	(195)	(255)

Total Charged off	(473)	(358)	(806)	(765)	(480)
Recoveries during the period Commercial, financial and agriculture	2	2	27	5	20
Real estate — mortgage	—	—	7	—	—
Installment loans to individuals	57	81	31	47	34

Total Recoveries	59	83	65	52	54
Loans Charged off, net	(414)	(275)	(741)	(713)	(426)
Additions to the allowance charged to operations	880	720	741	837	480

	3,028	2,562	2,117	2,117	1,993

Ratio of net charge offs during the period to average loans outstanding	0.19%	0.17%	0.46%	0.46%	0.29%
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
Management believes that the allowance for loan losses at December 31, 2005 is adequate and appropriate given past experience and the underlying strength of the loan portfolio.

The table below reflects an allocation of the allowance for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The allocation represents an estimate for each category of loans based upon historical experience and management’s judgment.
(Dollars In Thousands)

						Percentage of Loans to
	Allowance					Total Loans
	2005	2004	2003	2002	2001	2005	2004	2003	2002	2001
Commercial, financial and agricultural	2,271	1,942	1,505	1,453	1,311	75.0%	75.8%	71.1%	68.6%	65.8%
Real estate — construction	91	85	87	107	98	3.0%	3.3%	4.1%	5.1%	4.9%
Real estate — mortgage 1-4 family	454	374	379	362	363	15.0%	14.6%	17.9%	17.1%	18.2%
Installment loans to individuals	212	161	146	195	221	7.0%	6.3%	6.9%	9.2%	11.1%
Lease financing	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%
Foreign	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%
Unallocated	—	—	—	—	—	0.0%	0.0%	0.0%	0.0%	0.0%

Total	3,028	2,562	2,117	2,117	1,993	100.0%	100.0%	100.0%	100.0%	100.0%

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
DEPOSITS
(Dollars in Thousands)
The following table sets forth the average amount of deposits for the years 2005, 2004 and 2003 by category.

		Average
	Deposits			Average Rate Paid
	2005	2004	2003	2005	2004	2003
Noninterest-bearing demand deposits	$63,211	$48,950	40,662	0%	0%	0%

Interest — bearing
Demand	49,350	41,479	31,239	1.38%	1.26%	1.32%
Savings	25,012	21,034	17,672	0.25%	0.25%	0.39%
Time	122,387	109,333	101,986	2.68%	2.11%	2.49%

	$196,749	$171,846	150,897	2.05%	1.68%	2.00%

The following shows the amount of time deposits outstanding at December 31, 2005, classified by time remaining until maturity.

	$100,000 or Greater
	Certificates of	Other Time
	Deposits	Deposits
Maturity
Three months or less	$9,450	24,195
Three to six months	10,605	18,562
Six to twelve months	16,859	21,215
Twelve months or more	13,747	17,774

Totals	$50,661	81,746

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.
(Dollars in Thousands)

	Maximum		Average
	Outstanding	Average	interest	Ending	Average interest
	at any month end	balance	rate	balance	rate at year end
2005

Securities sold under agreements to repurchase	34,429	27,580	2.30%	34,429	3.14%

Other short term borrowings	1,001	346	3.45%	1,001	3.45%

2004

Securities sold under agreements to repurchase	23,838	17,148	0.46%	18,381	1.27%

Other short term borrowings	3,250	263	1.82%	7	1.53%

2003

Securities sold under agreements to repurchase	23,938	13,815	0.18%	13,495	0.13%

Other short term borrowings	2,174	258	1.16%	563	0.96%

Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Return on average assets	0.88%	0.77%	0.86%
Return on average equity	10.93%	8.38%	8.73%
Dividend pay-out ratio	23.08%	30.87%	28.34%
Ratio of average equity to average assets	8.02%	9.20%	9.90%
ITEM 1A. RISK FACTORS
The following discusses risks that management believes could have a negative impact on the Corporation’s financial performance. When analyzing an investment in the Corporation, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered. The risk factors relate primarily to the commercial banking operations of the Bank. This list should not be viewed as comprehensive and may not include all risks that may effect the financial performance of the Corporation:
Interest Rate Risk
The Bank’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Bank’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government that influence market interest rates and the Bank’s ability to respond to changes in such rates. At any given time, the Bank’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed-rate loans or investment securities in the Bank’s portfolio could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates could adversely affect operating results. See “INTEREST RATE SENSITIVITY” in Item 7 below and Item 7A below.
Credit Risk
As a lender, the Bank is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. Adverse changes in the economy or business conditions, either nationally or in the Bank’s market areas, could increase credit related losses and expenses and/or limit growth. Substantially all of the Bank’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact the Bank adversely. The Bank makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Bank to increase the allowance in the future by increasing the provision for loan losses. The Bank has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks, however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on the Bank’s financial condition or results of operations. See “PROVISION FOR LOAN LOSSES” in Item 7 and “Summary of Loan Loss Experience” and “Allowance for Loan Losses” in Item 1.
Competition
The financial services industry is highly competitive with competition for attracting and retaining deposits and making loans coming from other banks and savings institutions, credit unions, mutual fund companies, insurance companies and other non-bank businesses. Some of the Bank’s competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, and have greater access to capital and funding. See “Competition” in Item 1.
Government Regulation and Supervision
The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Bank is also subject to capitalization guidelines established by Federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is improbable to predict what changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on the Bank’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Bank to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers. See “Supervision, Regulation and Government Policy” in Item 1.
Attracting and Retaining Skilled Personnel
Attracting and retaining key personnel is critical to the Bank’s success, and difficulty finding qualified personnel could have a significant impact on the Bank’s business due to the lack of required skill sets and years of industry experience.
Local Economic Conditions
The Bank’s success depends primarily on the general economic conditions of the specific local markets in which the Bank operates. Unlike larger national or other regional banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in Escambia, Monroe, and Baldwin County, Alabama, and Santa Rosa County, Florida. The local economic conditions in these areas have a significant impact on the demand for the Bank’s products and services as well as the ability of the Bank’s customers to repay loans, the value of the collateral securing loans and the stability of the Bank’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Bank’s financial condition and results of operations. See “Relative Lending Risk” in Item 1.

Growth Strategy
The Bank intends to continue pursuing a profitable growth strategy. Growth prospects must be considered in light of the risks, expenses and difficulties associated with expansion of the Bank’s operation. There can be no assurance that the Bank will be able to expand its market presence in existing markets or successfully enter new markets or that any such expansion will not adversely affect the Bank’s business, future prospects, financial condition or results of operations.
Severe Weather, Natural Disasters, Acts of War Or Terrorism And Other External Events Could Significantly Impact The Corporations Business
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Bank’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Bank to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Bank’s business, which, in turn, could have a material adverse effect on the Bank’s financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Corporation’s bank subsidiary occupies fourteen offices, which the subsidiary owns or leases. The offices are located in Escambia County, Alabama (cities of Atmore (two offices) and Flomaton); Monroe County, Alabama (cities of Monroeville and Frisco City); Baldwin County, Alabama (cities of Foley, Lillian, Bay Minette (two offices), Magnolia Springs, Silverhill and Summerdale); and Santa Rosa County, Florida (cities of Jay and Milton), with the principal office located in Atmore, Alabama. The office in Atmore is a modern, three story building. This building and the adjacent AgriFinance Office and the Bank’s Information Systems Department facility were completely remodeled and updated following damage from Hurricanes Ivan and Dennis in 2004 and 2005. The Flomaton and Frisco City offices are similar, modern, one story, brick buildings. Following Hurricane Ivan in 2004, the Monroeville office received extensive remodeling and upgrades. During the year the Bank completed construction of a new full service office to replace the limited drive-thru location on the south side of Atmore. The Foley office was purchased by the Corporation in October of 2002. The office in Lillian is a modern two-story brick building, which is located on property owned by the Corporation and leased to the subsidiary. The lease is for a five-year period ending in June of 2007. The Corporation also owns a two story brick building in Bay Minette which is leased to the subsidiary. The lease is for a five-year period ending in December of 2008. The second office in Bay Minette was built in 2003 on Highway 59. The office in Silverhill is the original post office built in 1902, and is a two story wooden structure owned by the Bank. The Magnolia Springs office is a two story wooden structure located on Magnolia River. It is leased from a third party until 2006. Construction has begun on a new office located in Magnolia Springs on the corner of US Highway 98 and County Road 49. Work is expected to be completed in the summer of 2006. The Bank has opened two new branches in Santa Rosa County, Florida. Currently, these facilities are located in rented offices in strip shoppin centers, offering limited services.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The Corporation’s authorized common shares consist of the following:
(1)	5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,366,871 shares are issued and 2,226,871 are outstanding and held by approximately 701 shareholders of record, as of March 27, 2006.
(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 27, 2006.
There is no established public trading market for the shares of common stock of the Corporation and there can be no assurance that any market will develop.
The Corporation paid total cash dividends per common share of $0.30 per common share in 2005, of $0.30* per common share in 2004, and $0.275* per common share in 2003. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 17 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.
*Adjusted for the two-for-one stock split in June 2004

ITEM 6. Selected Financial Data

	Dollars in Thousands
	Except Per Share Data
	2005	2004	2003	2002	2001
Income statement data:
Interest Income	$19,094	$14,353	$13,343	$14,017	$16,221
Interest Expense	5,503	3,539	3,650	4,575	7,451

Net interest income	13,592	10,814	9,693	9,442	8,769
Provision for loan losses	880	720	741	837	480

Net interest income after provision for loan losses	12,712	10,094	8,952	8,605	8,289

Investment securities gains (losses), net	34	171	489	77	173

Noninterest income	3,136	3,045	3,467	2,726	2,304

Noninterest expense	11,913	10,374	9,614	8,693	7,881

Net earnings	2,895	2,153	2,131	2,035	2,070

Balance sheet data:
Total assets	369,829	311,963	254,979	232,822	219,955

Total loans, net	227,282	194,617	162,031	160,319	147,052

Total deposits	291,020	250,957	199,406	182,565	180,509

Total Stockholders’ equity	27,794	26,345	24,969	23,453	21,846

Per share data:
Basic earnings per share	1.30	0.97	0.98	0.93	0.95

Fully diluted earnings per share	1.30	0.97	0.98	0.91	0.94

Cash dividend per share*	$0.30	$0.30	$0.28	$0.28	$0.30

*Adjusted for 2-for-1 stock split effective June 2004

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
ALLOWANCE FOR LOAN LOSSES
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
ESTIMATES OF FAIR VALUE
The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, derivatives, other real estate owned, intangible assets and other repossessed assets. Derivatives and investment securities are recorded at fair value while other real estate owned, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities and derivatives are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets, such as the charter cost, are periodically evaluated to determine if any impairment might exist.
The estimation of fair value and subsequent changes of fair value of investment securities, derivatives, other real estate owned, repossessions and intangible assets can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income.
Changes in interest rates is the primary determining factor in the fair value of investment securities, derivatives, and the value at which these assets are reported in the Company’s financial statements. Local economic conditions are often the key factor in the valuation of other real estate owned and repossessed assets. Changes in these factors can cause assets to be written down and have an impact on the financial results. The overall financial condition and results of operations of the banking unit is the primary determinant as to the value of recorded intangible assets.
NET INTEREST INCOME
(Dollars in Thousands)

	2005	2004	2003
Interest income (1)	$19,703	14,863	13,826
Interest expense	5,503	3,539	3,650

Net interest income	14,200	11,324	10,176
Provision for loan losses	880	720	741

Net interest income after provision for loan losses on a tax equivalent basis	13,320	10,604	9,435
Less: tax equivalent adjustment	609	510	483

Net interest income after provision for loan losses	$12,711	$10,094	8,952

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2005, 2004, and 2003.
Total interest income (on an FTE basis) increased to $19,703,000 in 2005, from $14,863,000 in 2004, an increase of $4,840,000, or 32.56%. This increase is a function of the change in average earning assets along with the change in interest rates. The majority of the change was due to the increase in loans. Average loans increased $28,677,000 while the average rate earned increased 92 basis points causing an overall increase in interest earned on loans of $3,806,000. The average interest rate (FTE) earned on all earning assets in 2005 increased to 6.60% from 5.88% in 2004. The interest rate margin increased from 4.48% in 2004 to 4.70% in 2005, as rates on interest earning assets continued to rise due to the increase in the fed funds rate and competitive conditions in many of our markets. The rise in prime rate throughout 2005 caused the variable rate loans to reprice at higher rates and time deposit rates repriced higher as well. Average taxable investment securities for 2005 were $42,604,000, as compared to $32,878,000 for 2004, an increase of $9,726,000, or 29.58%. Average tax-exempt investment securities increased $2,151,000, or 8.98%, to $26,117,000 in 2005 from $23,966,000 in 2004. The average volume of federal funds sold increased to $9,784,000 in 2005 from $3,176,000 in 2004, an increase of $6,608,000 or 208.06%.
Total interest income (on an FTE basis) increased to $14,863,000 in 2004, from $13,826,000 in 2003, an increase of $1,037,000, or 7.50%. This increase is a function of the change in average earning assets along with the change in interest rates. The majority of the change was due to the increase in loans. Average loans increased $20,737,000 while the average rate earned decreased 39 basis points causing an overall increase in interest earned on loans of $703,000. The average interest rate (FTE) earned on all earning assets in 2004 decreased to 5.88% from 6.17% in 2003. The net interest margin decreased from 4.54% in 2003 to 4.48% in

2004, as rates only began to increase on interest earning assets towards the last half of 2004. The rise in prime rate in the last half of 2004 caused variable rate loans to reprice at higher rates, while time deposit rates were not affected as materially. Average taxable investment securities for 2004 were $32,878,000, as compared to $27,766,000 for 2003, an increase of $5,112,000, or 18.41%. After Hurricane Ivan hit the Gulf Coast, Bank deposits increased approximately $29,000,000. The Bank invested some of these monies in federal funds and some in higher yielding investments. Average tax-exempt investment securities increased $3,271,000, or 15.81%, to $23,966,000 in 2004 from $20,695,000 in 2003. The average volume of federal funds sold decreased to $3,176,000 in 2004 from $3,612,000 in 2003, a decrease of $436,000 or 12.07%.
Total interest expense increased $1,964,000 or 55.51%, to $5,503,000 in 2005, from $3,539,000 in 2004. This increase was a function of the increase in interest rates and a 22% increase in the volume of interest bearing liabilities. The average rate paid on interest-bearing liabilities in 2005 was 2.31% as compared to 1.75% in 2004. Average interest-bearing liabilities increased to $237,829,000 in 2005, from $202,784,000 in 2004, an increase of $35,045,000, or 17.28%. Average savings and interest-bearing demand deposits increased $11,849,000 or 18.95% to $74,362,000 in 2005. Average time deposits increased to $122,387,000 in 2005, from $109,333,000 in 2004, an increase of $13,054,000, or 11.94%. The average rate paid on time deposits increased to 2.68% in 2005 from 2.11% in 2004. The Corporation issued $4,124,000 of subordinated debentures in June of 2002 at an interest rate of three month LIBOR plus 3.65%. The interest expense associated with subordinated debentures in 2005 was $304,434 or an average rate of 7.14%.
Total interest expense decreased $111,000 or 3.04%, to $3,539,000 in 2004, from $3,650,000 in 2003. This decrease was a function of the decrease in interest rates offset by a slight increase in the volume of interest bearing liabilities. The average rate paid on interest-bearing liabilities in 2004 was 1.75% as compared to 2.03% in 2003. Average interest-bearing liabilities increased to $202,784,000 in 2004, from $179,806,000 in 2003, an increase of $22,978,000, or 12.78%. Average savings and interest-bearing demand deposits increased $13,602,000 or 27.80% to $62,513,000 in 2004. Average time deposits increased to $109,333,000 in 2004, from $101,986,000 in 2003, an increase of $7,347,000, or 7.20%. The average rate paid on time deposits decreased to 2.11% in 2004 from 2.49% in 2003. The interest expense associated with subordinated debentures in 2004 was $225,271 or an average rate of 5.22%.
PROVISION FOR LOAN LOSSES
The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses for the year ended December 31, 2005 was $880,000 as compared to $720,000 in 2004, an increase of $160,000, or 22.22%. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.
The allowance for loan losses at December 31, 2005 represents 1.32% of gross loans, as compared to 1.30% at December 31, 2004.
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
NONINTEREST INCOME

	2005	2004	2003
Service Charge Income	$831,560	758,307	667,547
Nonsufficient Fund Charges, net	$1,486,699	1,500,874	1,460,002
Mortgage Origination Fees	$241,460	196,740	302,836
Investment Securities Gains, (net)	$33,916	170,898	488,647
Other	$542,516	418,099	547,587

	$3,136,151	3,044,918	3,466,619

Total noninterest income increased $91,233 or 3.00%, to $3,136,151 in 2005, as compared to $3,044,918 in 2004.
Service charge income increased to $831,560 in 2005, from $758,307 in 2004, an increase of $73,253, or 9.66%. Nonsufficient fund charges decreased $14,175 from $1,500,874 in 2004 to $1,486,699 in 2005. Other income increased to $734,781 in 2005, from $564,823 in 2004, an increase of $169,958 or 30.09%. This increase is attributable to an increase of $44,720 in mortgage origination fees for third parties, while a portion of the rest of the gain was due to the gain on OREO sales in 2005 of $45,199 and an increase of $45,410 in Trust and Brokerage Revenue. Gain on the sales of investment securities decreased $136,982 to $33,916 in 2005 from $170,898 in 2004. The Bank sold investments in 2005 to take advantage of certain market conditions that allowed for the strengthening of the duration of the investment portfolio.
Total noninterest income decreased $421,701 or 12.16%, to $3,044,918 in 2004, as compared to $3,466,619 in 2003.
Service charge income increased to $758,307 in 2004, from $667,547 in 2003, an increase of $90,760, or 13.60%. Service charges on deposit accounts increased $40,872 or 2.80%, and this increase was due to the overall growth of the Bank as all branches saw increases in service charge income. Most of the increase came from a pre-approved overdraft program that produces nonsufficient fund charges. Other income decreased to $564,823 in 2004, from $784,096 in 2003, a decrease of $219,273 or 27.97%. This decrease was attributable to a decrease of $106,096 in mortgage origination fees for third parties, with a portion of the rest of the loss in other income due to gains on OREO sales in 2003 and a decrease in earnings on Bank Owned Life Insurance. The return to higher interest rates in 2004 caused mortgage origination fees to decrease. Gain in 2004 on the sales of investment securities decreased $317,749 or 65.03% compared to 2003. The Bank sold investments in 2003 in large part to avoid prepayments on mortgage backed securities and calls on municipal bonds.

NONINTEREST EXPENSE

	2005	2004	2003
Salaries and benefits	$6,512,743	5,779,483	5,360,972
Net occupancy	2,023,492	1,988,538	1,828,286
Other	3,376,458	2,605,966	2,424,717

Total	$11,912,693	10,373,987	9,613,975

Total noninterest expense increased $1,538,706, or 14.83%, to $11,912,693 in 2005 from $10,373,987 in 2004. Salaries and other compensation expense increased $733,260, or 12.69%, to $6,512,743 in 2005 from $5,779,483 for 2004. This increase is due to increases in salary and benefit costs related to additions to the management team and staffing for new offices. Occupancy expenses increased from $1,988,538 in 2004 to $2,023,492 in 2005. an increase of $34,954 or 1.76%. Income tax expense for 2005 was $1,040,184 as compared to $612,602 in 2004. The effective tax rate in 2005 was 26.43% as compared to 22.12% in 2004. Other expense increased to $3,376,458 in 2005, from $2,605,966 in 2004, an increase of $770,492, or 29.57%. This increase was caused in part by write downs of OREO of $128,201 in 2005, a $113,274 increase in fees largely related to the Corporation’s compliance with the Sarbanes-Oxley Act of 2002, and a $99,392 increase in miscellaneous losses. Other increases in other expense are related to the Bank’s growth strategy that is focused on expansion into new markets.
Total noninterest expense increased $760,012, or 7.91%, to $10,373,987 in 2004, from $9,613,975 in 2003. Salaries and other compensation expense increased $418,511 or 7.81% to $5,779,483 in 2004 from $5,360,972 for 2003. This increase was due to increases in insurance costs, payroll taxes, 401K contributions, and salaries including staffing for new offices. Occupancy expenses increased from $1,828,286 in 2003 to $1,988,538 in 2004, an increase of $160,252 or 8.77%. Of this increase software and hardware maintenance increased $38,752 or 15.91% from $243,571 in 2003 to $282,323 in 2004. Depreciation expense increased $102,886 or 11.98% from $755,612 in 2003 to $858,498 in 2004. Income tax expense for 2004 was $612,602 as compared to $673,353 in 2003. The effective tax rate in 2004 was 22.12% as compared to 24.01% in 2003. Other expense increased to $2,605,966 in 2004, from $2,424,717 in 2003, an increase of $181,249, or 7.48%. This increase was caused in part by a $50,000 write down of OREO in 2004. Board of Director fees also increased $28,819 as the Board met every week immediately following Hurricane Ivan in September 2004. Marketing and advertising also increased $26,494 in 2004 as the Bank celebrated its 100th anniversary.
The Bank has substantially completed repairs and renovations to the two branches damaged by Hurricane Ivan and the costs did not materially impact the earnings of the Bank.
Basic earnings per share in 2005 were $1.30, as compared to basic earnings per share of $0.97 in 2004. Diluted earnings per share were $1.30 in 2005 and $0.97 in 2004. Return on average assets was 0.88% in 2005, as compared to 0.77% in 2004. Return on average equity was 10.93% in 2005, as compared to 8.38% in 2004. As the Bank continues to implement its growth strategy over the next few years these ratios may decline.
Basic earnings per share in 2004 were $0.97, as compared to basic earnings per share of $0.98 in 2003. Diluted earnings per share in 2004 were $0.97 and $0.98 in 2003. Return on average assets for 2004 was 0.77%, as compared to 0.86% in 2003. Return on average equity was 8.38% in 2004, as compared to 8.73% in 2003.

LOANS AT DECEMBER 31

	2005	2004	2003	2002	2001
Commercial, financial and agriculture	$161,432,166	151,295,232	115,721,929	111,429,905	97,881,448
Real estate — construction	19,481,344	6,505,508	6,791,566	8,295,383	7,377,897
Real estate — mortgage	35,828,254	28,794,030	30,324,415	27,784,873	27,233,771
Installment loans to indiviuals	13,569,093	12,565,675	11,309,245	14,926,017	16,552,493
Lease Financing	—	—	—	—	—
Foreign government and official institutions	—	—	—	—	—
Banks and other financial institutions	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Other loans	—	—	—	—	—

Totals	$230,310,857	199,160,445	164,147,155	162,436,178	149,045,609

Total loans increased to $230,310,857 at December 31, 2005, from $199,160,445 at year-end 2004, an increase of $31,150,412, or 15.64%. Commercial, financial and agricultural loans increased to $161,432,166 at year end 2005, from $151,295,232 at December 31, 2004. Most of the increase can be attributed to commercial loans. The Bank has experienced most of this growth in its Baldwin County markets as its newer branches begin to mature. Real estate construction loans increased by $12,975,836 ,or 199.46% in 2005 to $19,481,344 from $6,505,508 in 2004 in part due to the Bank’s expanded construction loan activity in south Baldwin County. Real estate mortgage loans increased by $7,034,224 in 2005, or 24.43% to $35,828,254 from $28,794,030 in 2004. Installment loans to individuals increased to $13,569,093 at December 31, 2005, when compared to $12,565,675 at year end 2004. The ratio of net loans to deposits and repurchase agreements on December 31, 2004 was 69.84%, as compared to 73.21% in 2004. The decrease in loan to deposits and repurchase agreements ratio is due to the increase in repurchase agreements and interest bearing deposits in 2005. Management believes that this ratio will increase as the Bank’s loan portfolio expands with the additions of new markets and other factors .
Total loans increased to $199,160,445 at December 31, 2004, from $164,147,155 at year-end 2003, an increase of $35,013,290, or 21.33%. Commercial, financial and agricultural loans increased to $149,313,993 at year end 2004, from $115,721,929 at December 31, 2003. Most of the increase was attributed to commercial loans.. Real estate construction loans decreased by $286,058 or 4.21% in 2004 to $6,505,508 from $6,791,556 in 2003. The majority of these loans are for 1-4 family homes. Real estate mortgage loans decreased in 2004 by $1,530,385 or 5.05% to $28,794,030 from $30,324,415 in 2003. Installment loans to individuals increased to $12,565,675 at December 31, 2004, when compared to $11,309,246 at year end 2003. The ratio of loans to deposits and repurchase agreements on December 31, 2004 was 73.21%, as compared to 77.10% in 2003. The decrease in loan to deposits and repurchase agreements ratio was due to the increase in deposits in 2004
Total loans increased to $164,147,155 at December 31, 2003, from $162,436,178 at year-end 2002, an increase of $1,710,977, or 1.05%. Commercial, financial and agricultural loans increased to $115,721,929 at year end 2003, from $111,429,905 at December 31, 2002. Most of the increase was attributed to agricultural loans. Real estate construction loans decreased by $1,503,817 or 18.13% in 2003 to $6,791,566 from $8,295,383 in 2002. The majority of these loans were for 1-4 family homes. Real estate mortgage loans increased in 2003 by $2,539,542 or 9.14% to $30,324,415 from $27,784,873 in 2002. Installment loans to individuals decreased to $11,309,246 at

December 31, 2003, when compared to $14,926,017 at year end 2002. The ratio of loans to deposits and repurchase agreements on December 31, 2003 was 77.10%, as compared to 85.17% in 2002.
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
As of December 31, 2005, management believes liquidity was adequate. At December 31, 2005 the gross loan to deposit ratio was 79.14%.
The Corporation’s bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. See ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Corporation generates the majority of its cash flows from financing activities. Financing activities provided $54,606,973 in cash in 2005, with the majority of this coming from an increase in deposits and an increase in repurchase agreements. The investing activities of the Corporation used $52,434,648 of the cash flows, to fund the investment and the loan portfolios of the Bank. Operations provided $4,753,518 in cash flows with the majority of these funds coming from net income for the year ended December 31, 2005.
The following table presents information about the Company’s contractual obligations and commitments at December 31, 2005.
Contractual Obligations
(Dollars in Thousands)

	Less Than			More Than
	1 Year	2-3 Years	4-5 Years	5 Years
Time Deposits	$100,886	18,279	15,248	13

FHLB Advances	9	0	5,000	4,104

Long-term debt	0	4,124	0	0
Operating Leases	148	296	216	107
Letters of Credit	5,712	0	0	0

Commitments to extend credit	36,283	825	465	461

Credit Card Lines	3,320	0	0	0
The increase in the commitments to extend credit is primarily due to the increased volume of the loan portfolio including construction loans.

OFF-BALANCE SHEET ARRANGEMENTS
To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agrees to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two-year term of the agreement. The Company paid its counterparty a one-time premium of $52,500 which will be amortized over the two-year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge. As of December 31, 2005, the interest rate floor contract was carried at fair value which of $35,120. The Company considers the derivative (interest rate floor contract) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).
INTEREST RATE SENSITIVITY*
Interest Rate Sensitivity Analysis
Year Ended December 31, 2005
(Dollars in Thousands)

		Percent Change
		Interest Income/Expense
	Ending Balances	Down 200	Up 200
	as of 12/31/05	Basis Points	Basis Points
Earning Assets:
Cash & Short-term Investments	29,977,631	-41.80%	41.89%
Investment securities, taxable	42,989,915	-10.80%	6.39%
Investment securities, tax-exempt	28,894,269	-4.20%	3.36%
Loans**	227,282,010	-18.39%	17.94%

Total Assets	371,840,260	-18.06%	17.10%

Interest Bearing Liabilities:
Interest Bearing Deposits	91,840,397	-19.22%	107.93%
Certificates of Deposit less than $100,000	85,961,902	-24.72%	24.72%
Certificates of Deposit greater than $100,000	38,165,203	-20.70%	20.70%

Total Interest Bearing Deposits	215,967,502	-22.50%	42.27%

Federal funds sold & securities purchased under agreement ot resale	34,429,374	-49.90%	49.93%
Federal Home Loan Bank borrowings	10,113,915	-6.79%	6.79%

Total Purchased Funds	44,543,289	-37.86%	37.88%

Total Liabilities	343,219,790	-25.79%	41.33%

Net Interest Income		-14.29%	5.29%

*Information pertains to the Bank only

**Includes interest rate floor contract

As shown in the table above, the Company is interest rate sensitive, especially in a downward rate environment. A 200 basis point decline in interest rates would cause a 14% decline in net interest income; while a similar increase in interest rates would yield only a 5% increase in net interest income. This effect is due to the Company’s mix of variable and fixed rate loans, interest bearing deposits, and borrowed funds. In September 2005, the Company purchased an interest rate floor contract to mitigate interest income losses. See OFF- BALANCE SHEET ARRANGEMENTS above.
The Corporation’s sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank’s performance. See ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
CAPITAL RESOURCES
The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average assets to average equity ratio during 2005 was 8.02% as compared to 9.20% in 2004. Total stockholders’ equity on December 31, 2005 was $27,794,360, an increase of $1,449,266, or 5.50%, from $26,345,094 at year end 2004. This increase is the result of the Corporation’s net earnings during 2005, less dividends declared to stockholders of $666,275, less other comprehensive loss of $813,841 as reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Stockholders’ equity was increased by the amount paid on the exercise of stock options of $22,236 and the sale of stock under the Employee Stock Purchase Plan of $12,326. The Corporation’s risk based capital of $34,418,000, or 13.03%, of risk weighted assets at December 31, 2005, was well above the Corporation’s minimum risk based capital requirement of $21,132,000 or 8.0% of risk weighted assets. Based on management’s projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future; however, continued growth into new markets may require the Bank to access external funding sources.
In March of 2005, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised 11.62% of the Corporation’s Tier 1 Capital as of December 31, 2004.
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
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 — 300 basis points increase or decrease in prime rate. The Bank uses the asset liability model developed by HNC Financial Solutions, an independent third party vendor, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value of equity at each rate. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 2005. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

	(In thousands)
in		Change in	Change in
Interest Rates	Market Value	Market Value	Market Value
(Basis Points)	Equity	Equity	Equity Percent
300	$70,721	14,888	27%
200	66,780	10,947	20%
100	61,843	6,010	11%
0	55,833	—	0%
(100)	48,864	(6,969)	-12%
(200)	40,018	(15,815)	-28%
(300)	29,751	(26,082)	-47%
The preceding table indicates that at December 31, 2005, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Corporation’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 are included in the following pages shown in the index below.

Index to Financial Statements	Page(s)
Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2005 and 2004	F3

Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003	F5

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	F6

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	F7

Notes to Consolidated Financial Statements — December 31, 2005, 2004, and 2003	F9

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
To the Board of Directors
United Bancorporation of Alabama, Inc.
Atmore, Alabama
     We have audited the accompanying consolidated balance sheet of United Bancorporation of Alabama, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of United Bancorporation of Alabama, Inc. and Subsidiary for the year ended December 31, 2003 were audited by other auditors, whose report dated March 5, 2004 expressed an unqualified opinion on those statements.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Mauldin & Jenkins, LLC
Birmingham, Alabama
February 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
The Board of Directors and Stockholders
United Bancorporation of Alabama, Inc.
     We have audited the accompanying consolidated statements of operations, stockholder’s equity and comprehensive income, ad cash flows of United Bancorporation of Alabama, Inc. and subsidiary (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Bancorporation of Alabama, Inc. and subsidiary for the year then ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG, LLP
Birmingham, Alabama
March 5, 2004

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$20,876,806	$16,446,574
Federal funds sold and securities purchased under agreements to resell	29,990,037	27,494,426

Cash and cash equivalents	50,866,843	43,941,000

Securities available for sale, at fair value (amortized cost of $71,770,277 and $54,502,411 at December 31, 2005 and 2004, respectively)	70,932,624	55,004,982

Loans	230,310,857	199,160,445
Less:
Allowance for loan losses	3,028,847	2,562,239

Net loans	227,282,010	196,598,206

Premises and equipment, net	9,849,934	7,249,946
Interest receivable	3,073,531	2,711,694
Intangible assets	917,263	908,336
Other assets	6,907,554	5,417,060

Total assets	$369,829,759	$311,831,224

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$66,774,418	$68,763,895
Interest bearing	224,246,053	184,174,772

Total deposits	291,020,471	252,938,667

Securities sold under agreements to repurchase	34,429,374	18,381,063
Advances from Federal Home Loan Bank of Atlanta	9,112,915	8,292,612
Treasury, tax, and loan account	1,001,000	712,768
Accrued expenses and other liabilities	2,468,890	1,168,375
Note payable to Trust, net of debt issuance costs of $121,251 and $131,355 in 2005 and 2004, respectively	4,002,749	3,992,645

Total liabilities	342,035,399	285,486,130

Stockholders’ equity:
Class A common stock, $0.01 par value
Authorized 5,000,000 shares; issued and outstanding, 2,366,871 and 2,363,762 shares in 2005 and 2004, respectively	23,669	23,638
Class B common stock, $0.01 par value
Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value
Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,445,822	5,444,563
Accumulated other comprehensive income (loss), net of tax	(512,299)	301,542
Retained earnings	23,642,879	21,414,370

	28,600,071	27,184,113
Less: 143,307 and 147,706 treasury shares, at cost, respectively	805,711	839,019

Total stockholders’ equity	27,794,360	26,345,094

Total liabilities and stockholders’ equity	$69,829,759	$11,831,224

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 2005, 2004, 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$15,786,028	$11,979,772	$11,277,285
Interest on investment securities available for sale:
Taxable	1,821,861	1,223,185	1,002,576
Nontaxable	1,039,290	990,195	939,453

Total investment income	2,861,151	2,213,380	1,942,029
Other interest income	446,971	159,834	123,250

Total interest income	19,094,150	14,352,986	13,342,564

Interest expense:
Interest on deposits	4,182,554	2,882,638	3,053,714
Interest on other borrowed funds	1,320,086	655,420	596,421

Total interest expense	5,502,640	3,538,058	3,650,135

Net interest income	13,591,510	10,814,928	9,692,429

Provision for loan losses	880,000	720,000	740,704

Net interest income after provision for loan losses	12,711,510	10,094,928	8,951,725

Noninterest income:
Service charge on deposits	2,318,259	2,259,181	2,127,549
Commission on credit life	49,195	50,016	66,327
Investment securities gains, net	33,916	170,898	488,647
Mortgage fee income	241,460	196,740	306,781
Other	493,321	368,083	477,315

Total noninterest income	3,136,151	3,044,918	3,466,619

Noninterest expense:
Salaries and benefits	6,512,743	5,779,483	5,360,972
Net occupancy expense	2,023,492	1,988,538	1,828,286
Other	3,376,458	2,605,966	2,424,717

Total noninterest expense	11,912,693	10,373,987	9,613,975

Earnings before income tax expense	3,934,968	2,765,859	2,804,369
Income tax expense	1,040,184	612,602	673,353

Net earnings	$2,894,784	$2,153,257	$2,131,016

Basic earnings per share	$1.30	$0.97	$0.98

Basic weighted average shares outstanding	2,220,553	2,216,032	2,173,970

Diluted earnings per share	$1.30	$0.97	$0.98

Diluted weighted average shares outstanding	2,227,583	2,218,381	2,174,478
See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004, and 2003

					Accumulated
			Additional		other		Total
		Common	paid in	Retained	comprehensive	Treasury	stockholders’	Comprehensive
	Shares	stock	Capital	earnings	income (loss)	stock	equity	Income
Balance December 31, 2002	1,161,481	$11,615	$5,092,727	$18,398,823	$797,255	$(847,116)	$23,453,304

Net earnings				2,131,016			2,131,016	$2,131,016

Other comprehensive loss (Note 18)					(342,584)		(342,584)	(342,584)

Comprehensive income								$1,788,432

Cash dividends declared ($.28 per share)				(603,913)			(603,913)
Exercise of stock options	20,400	204	326,196				326,400
Sale of 176 shares of treasury stock			(748)			5,462	4,714

Balance December 31, 2003	1,181,881	11,819	5,418,175	19,925,926	454,671	(841,654)	24,968,937

Net earnings				2,153,257			2,153,257	$2,153,257

Other comprehensive loss (Note 18)					(153,129)		(153,129)	(153,129)

Comprehensive Income								$2,000,128

Stock Split Two for One	1,181,881	11,819	(11,819)				—
Cash dividends declared ($.30 per share)				(664,813)			(664,813)
Purchase of Treasury Stock						(30,366)	(30,366)
Sale of 2,339 shares of treasury stock			38,207			33,001	71,208

Balance December 31, 2004	2,363,762	23,638	5,444,563	21,414,370	301,542	(839,019)	26,345,094

Net earnings				2,894,784			2,894,784	$2,894,784

Other comprehensive loss (Note 18)					(813,841)		(813,841)	(813,841)

Comprehensive income								$2,080,943

Cash dividends declared ($.30 per share)				(666,275)			(666,275)
Exercise of stock options	2,200	22	22,214				22,236
Sale of common stock	909	9	12,353				12,362
Treasury shares issued to dividend reinvestment plan			(33,308)			33,308	—

Balance December 31, 2005	2,366,871	$23,669	$5,445,822	$23,642,879	$(512,299)	$(805,711)	$27,794,360

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities
Net earnings	$2,894,784	$2,153,257	$2,131,016
Adjustments to reconcile net earnings to net cash provided by operating activities Provision for loan losses	880,000	720,000	740,704
Depreciation of premises and equipment	908,320	858,498	755,612
Net amortization of premium on investment securities	185,936	168,199	255,854
Gains on sales of investment securities available for sale, net	(33,916)	(170,898)	(488,647)
Loss (gain) on sale of other real estate	2,666	(897)	—
Writedown of other real estate	128,201	50,000	—
Gain on disposal of equipment	—	(4,850)	(14,000)
Deferred income taxes (benefit)	(384,025)	(58,147)	147,215
Increase in interest receivable	(361,837)	(632,804)	(337,951)
Increase in other assets	(749,414)	(2,943,919)	(744,720)
Increase in accrued expenses and other liabilities	1,282,803	1,667,234	488

Net cash provided by operating activities	4,753,518	1,805,673	2,445,571

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	10,080,772	10,757,098	16,828,094
Proceeds from sales of investment securities available for sale	2,827,009	4,877,992	13,121,623
Purchases of investment securities available for sale	(30,327,665)	(17,225,998)	(33,211,567)
Net increase in loans	(31,663,804)	(35,588,112)	(2,452,432)
Purchases of premises and equipment, net	(3,572,323)	(469,311)	(2,011,950)
Proceeds from sale of premises and equipment	—	4,850
Proceeds from sale of other real estate	221,363	5,000	192,000

Net cash used in investing activities	$(52,434,648)	$(37,638,481)	$(7,534,232)

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from financing activities
Net increase in deposits	$38,081,804	$53,533,085	$16,840,267
Net increase in securities sold under agreements to repurchase	16,048,311	4,885,393	5,355,164
Cash dividends	(666,275)	(664,813)	(603,911)
Issuance of common stock	34,598	—	326,400
Purchase of treasury stock	—	(30,366)	(31,115)
Proceeds from sale of treasury stock	—	71,208	35,829
Advances from FHLB Atlanta	9,970,000	—	—
Repayments of advances from FHLB Atlanta	(9,149,697)	(2,617,363)	(617,363)
Increase (decrease) in other borrowed funds	288,232	149,039	(856,300)

Net cash provided by financing activites	54,606,973	55,326,183	20,448,971

Net increase in cash and cash equivalents	6,925,843	19,493,375	15,360,310

Cash and cash equivalents, beginning of year	43,941,000	24,447,625	9,087,315

Cash and cash equivalents, end of year	$50,866,843	$43,941,000	$24,447,625

Supplemental disclosures
Cash paid during the year for:
Interest	$5,276,123	$3,492,119	$3,778,217
Income taxes	1,250,000	650,000	903,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	100,000	301,001	949,303

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
(a)	Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Company) and its wholly owned subsidiary United Bank (the Bank), collectively referred to as the Company. Significant intercompany balances and transactions have been eliminated in consolidation.
(b)	Concentrations
The Company operates primarily in one business segment, commercial banking, in the Southwest Alabama and Northwest Florida.
market. As of December 31, 2005 and December 31, 2004, approximately 55% and 62%, respectively, of the Company’s loans were commercial loans. The Company’s commercial customers are primarily small to middle market enterprises. The Company also specializes in agricultural loans, which represented approximately 15% and 14% of the Company’s total loans at December 31, 2005 and December 31, 2004, respectively.
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
Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings. As of December 31, 2005 and 2004, all investment securities were classified as available for sale.
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
(j)	Intangible Assets
Intangible assets represent purchased assets that lack physical substance but can be identified because of contractual or other legal rights. Under the provisions of SFAS No. 142, intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets that have finite lives are amortized over their estimated useful lives and are also subject to impairment testing. All of the Company’s intangible assets have indefinite useful lives and are not subject to amortization. Note 6 includes a summary of the Company’s intangible assets.
(k)	Income Taxes
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

(l)	Stock Option Plan
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
Had compensation expense for the Company’s stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company’s net earnings and earnings per share for the years ended December 31, 2005, 2004, and 2003 would have been impacted as shown in the following table:

	2005	2004	2003
Reported net earnings	$2,894,784	$2,153,257	$2,131,016
Compensation expense, net of taxes	23,885	21,258	26,287
Pro forma net earnings	2,870,899	2,131,999	2,104,729
Reported basic earnings per share	1.30	0.97	0.98
Proforma basic earnings per share	1.29	0.96	0.97
Reported diluted earnings per share	1.30	0.97	0.98
Pro forma diluted earnings per share	1.29	0.96	0.97
The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black–Scholes option–pricing model. No options were granted during the years ended December 31, 2005, 2004 and 2003.
(m)	Earnings per Share and Stock Split
Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company declared a 2-for-1 stock split effected in the form of a stock dividend during 2004. Earnings per share, dividends per share and all stock option disclosures for the year ended December 31, 2003 has been retroactively adjusted for the increased number of shares of common stock.
(n)	Business Segments
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

(o)	Derivative Financial Instruments
The Company maintains an overall interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility. The Company’s goal is to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. The Company views this strategy as a prudent management of interest-rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.
All derivatives are recognized on the balance sheet at their fair value. Derivative instruments that are used as part of the Company’s interest-rate risk management strategy include interest rate floors. An interest rate floor will convert variable interest rates on a portion of the Company’s variable rate loan portfolio to fixed interest rates should interest rates fall below a specified level. On the date the interest rate floor contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Note 23 includes a summary of the Company’s derivative instruments.
(p)	Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.
The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the quarter ending March 31, 2006.
SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of SFAS No. 123.
The Company will elect the modified prospective transition method. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.
(q)	Reclassifications
Certain items on the consolidated balance sheets for the year ended December 31, 2004 have been reclassified, with no effect on total assets, to be consistent with the classifications adopted for the year ended December 31, 2005.
(2) Cash and Due From Banks
The Bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $3,144,000 and $2,898,000 at December 31, 2005 and 2004, respectively.

(3) Investment Securities
The amortized cost and fair value of investment securities available for sale at December 31, 2005 and 2004 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2005:
U.S. government agencies, excluding mortgage–backed securities	$19,103,350	$692	$(212,561)	$18,891,481
State and political subdivisions	28,894,269	266,059	(313,135)	28,847,193
Mortgage–backed securities	23,772,658	23,699	(602,407)	23,193,950

	$71,770,277	$290,450	$(1,128,103)	$70,932,624

2004:
U.S. government agencies, excluding mortgage–backed securities	$8,081,782	$27,996	$(6,785)	$8,102,993
State and political subdivisions	23,816,625	596,909	(90,042)	24,323,492
Mortgage–backed securities	22,604,004	144,112	(169,620)	22,578,496

	$54,502,411	$769,017	$(266,447)	$55,004,981

Those investment securities which have an unrealized loss position at December 31, 2005 and 2004, are detailed below:

	Less than 12 months		12 months or more		Total
2005	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Description of Securities
U.S. Government agencies & mortgage-backed securities	$25,507,595	$392,119	$13,068,556	$422,849	$38,576,151	$814,968
State and political subdivdisions	8,702,524	121,505	6,718,553	191,630	15,421,077	313,135

Total temporarily impaired securities	$34,210,119	$513,624	$19,787,109	$614,479	$53,997,228	$1,128,103

	Less than 12 months		12 months or more		Total
2005	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Description of Securities
U.S. Government agencies & mortgage-backed securities	$10,198,819	$59,910	$10,683,829	$116,495	$20,882,648	$176,405
State and political subdivdisions	6,848,792	90,042	—	—	6,848,792	90,042

Total temporarily impaired securities	$17,047,611	$149,952	$10,683,829	$116,495	$27,731,440	$266,447

Management does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage backed securities relate primarily to securities issued by FNMA, GNMA and FHLMC. These unrealized losses are attributed to changes in interest rates and were less than five percent of the amortized cost. The unrealized losses on state and political subdivisions are also attributed to changes in interest rates and are considered by management to be temporary.
The amortized cost and fair value of investment securities available for sale at December 31, 2005, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Therefore, these securities are not presented by maturity class in the following table.

	Amortized	Fair
	cost	value
Investment securities available for sale:
Due in one year or less	$1,000,082	$996,176
Due after one year through five years	21,812,259	21,601,068
Due after five years through ten years	12,416,216	12,405,695
Due after ten years	12,769,062	12,735,735

Subtotal	47,997,619	47,738,674

Mortgage–backed securities	23,772,658	23,193,950

Total	$71,770,277	$70,932,624

Gross gains of $49,364 and gross losses of $15,448 were realized on those sales of investment securities available for sale in 2005. Gross gains of $170,898 were realized on sales of investment securities available for sale in 2004. Gross gains of $491,647 and gross losses of $3,000 were realized on sales of investment securities available for sale in 2003.
Securities with carrying values of approximately $55,360,000 and $45,773,000 at December 31, 2005 and 2004, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.
(4) Loans and Allowance for Loan Losses
At December 31, 2005 and 2004, the composition of the loan portfolio was as follows:

	2005	2004
Commercial and financial	$126,024,692	$123,836,516
Agricultural	35,407,474	27,458,716
Real estate — construction	19,481,344	6,505,508
Real estate — 1–4 family residential mortgage	35,828,254	28,794,030
Installment loans to individuals	13,569,093	12,565,675

Total	$230,310,857	$199,160,445

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 follows:

	2005	2004	2003
Balance, beginning of year	$2,562,239	$2,116,060	$2,116,811
Provision charged to earnings	880,000	720,000	740,704

Less loans charged–off	(472,735)	(357,734)	(804,067)
Plus loan recoveries	59,343	83,913	62,612

Net charge–offs	(413,392)	(273,821)	(741,455)

Balance, end of year	$3,028,847	$2,562,239	$2,116,060

Loans on which the accrual of interest had been discontinued or reduced amounted to $1,406,422 and $1,201,692 as of December 31, 2005 and 2004, respectively. If these loans had been current throughout their terms, interest income would have been increased by $165,159, $102,372, and $95,877, for 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, the Company had no other significant impaired loans.
During 2005, certain executive officers and directors of the Company, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these related parties at December 31, 2005, amounted to $4,923,443. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.
(5) Premises and Equipment
At December 31, 2005 and 2004, premises and equipment were as follows:

	2005	2004
Land	$2,365,033	$2,281,005
Buildings and leasehold improvements (depreciated over 5 to 50 years)	6,788,752	6,157,962
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	5,234,311	4,562,128
Automobiles (depreciated over 3 years)	108,034	108,034
Construction in process	2,170,743	57,744

	16,666,873	13,166,873

Less accumulated depreciation	6,816,939	5,916,927

	$9,849,934	$7,249,946

Depreciation expense for the year ended December 31, 2005, 2004, and 2003 was $908,320, $858,498, and $755,612, respectively.
Construction in process relates to costs accumulated by the Company to replace or repair damaged property as a result of Hurrican Ivan which hit the Gulf Coast area during September 2004. At December 31, 2005, the construction and repair projects were substantially complete.

(6) Intangible Assets
On July 2, 2004, the Company acquired a State of Florida banking charter from a financial institution. Subsequent to the purchase, the charter was terminated but the Company retained the legal right to branch into Florida through its existing Alabama bank charter. The Company accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Company tests the intangible asset each September 30 for impairment. At December 31, 2005, the Company operates two branch offices in Florida.
For the years ended December 31, 2005 and 2004, no impairment was recorded related to the intangible asset. As of December 31, 2005 and 2004, the Company had recorded $917,263 and $908,336 in intangible assets related to the cost of the charter.
(7) Deposits
At December 31, 2005 and 2004, deposits were as follows:

	2005	2004
Noninterest bearing accounts	$66,774,418	$68,763,895
NOW accounts	55,954,938	29,566,772
Money market investment accounts	13,172,550	13,552,898
Savings account	22,712,909	26,481,202
Time deposits:
Time deposits less than $100,000	81,744,612	72,196,657
Time deposits greater than $100,000	50,661,044	42,377,243

Total deposits	$291,020,471	$252,938,667

At December 31, 2005, 2004, and 2003 interest expense on deposits was as follows:

	2005	2004	2003
NOW accounts	$368,886	$208,816	$196,595
Money market investment accounts	313,329	315,353	250,294
Savings accounts	62,313	52,534	68,745
Time deposits:
Time deposit less than $100,000	2,285,009	1,718,198	1,933,281
Time deposit greater than $100,000	1,153,017	587,738	604,799

Total interest expense on deposits	$4,182,554	$2,882,638	$3,053,714

At December 31, 2005, the contractual maturities of time deposits are as follows:

Due in one year	$100,885,380
Due in one to two years	12,778,532
Due in two to three years	5,500,016
Due in three to four years	9,747,505
Due in four to five years	3,494,223

$132,405,656

During 2005, certain executive officers and directors of the Company were deposit customers of the Bank. Total deposits outstanding to these related parties at December 31, 2005, amounted to $2,719,831.
(8) Securities Sold Under Agreements to Repurchase
The maximum amount of outstanding securities sold under agreements to repurchase during 2005 and 2004 was $37,635,628 and $23,837,982, respectively. The weighted average borrowing rate at December 31, 2005 and 2004 was 3.14% and 1.27%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2005, 2004 and 2003 was $27,580,131, $17,147,605, and $13,815,267 respectively. The weighted average borrowing rate during the years ended December 31, 2005, 2004, and 2003 was 2.30%, 0.46%, and 0.18% respectively. Securities underlying these agreements are under the Company’s control.

(9) Borrowed Funds
The Company owed the Federal Home Loan Bank of Atlanta the following advances at December 31, 2005 and 2004.

2005
Maturity date	Interest rate
June 2006	7.19%	$8,615
September 2010	4.02%	5,000,000
March 2011	4.22%	2,000,000
May 2012	7.41%	76,267
July 2017	6.93%	780,000
August 2017	6.84%	128,075
June 2020	4.62%	937,667
July 2020	7.54%	182,291

Total (weighted average rate of 4.52%)		$9,112,915

2004
Maturity date	Interest rate
June 2006	7.19%	$25,845
September 2007	2.82%	5,000,000
March 2011	4.22%	2,000,000
May 2012	7.41%	88,000
July 2017	6.93%	845,000
August 2017	6.84%	138,975
July 2020	7.54%	194,792

Total (weighted average rate of 3.82%)		$8,292,612

At December 31, 2005 and 2004, the advances were collateralized by a blanket pledge of first–mortgage residential loans with available collateral amounts of $24,667,809 and $20,441,800, respectively. At December 31, 2005 the Company’s advances were also collateralized by Commercial Real Estate loans and Multi Family Real Estate loans with available collateral amounts of $29,492,422 and of $1,608,280, respectively.
(10) Note Payable to Trust
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
The trust preferred securities and the related debentures were issued on June 27, 2002. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of Debentures outstanding at December 31, 2005 and 2004 was $4,124,000. Certain issue costs have been deferred and netted against the outstanding debentures in the accompanying balance sheet. The issue costs are being amortized over fifteen years.
(11) Income Taxes
Total income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 was allocated as follows:

	2005	2004	2003
Income from continuing operations	$1,040,184	$612,602	$673,353
Stockholders’ equity, for other comprehensive income	$542,559	$102,086	$(228,388)
The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Current:
Federal	$1,254,044	$560,929	$490,776
State	170,165	109,820	35,362

Total	1,424,209	670,749	526,138

Deferred:
Federal	(336,686)	(40,622)	129,620
State	(47,339)	(17,525)	17,595

Total	(384,025)	(58,147)	147,215

Total income tax expense	$1,040,184	$612,602	$673,353

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2005	2004	2003
Income tax at statutory rate	$1,337,889	$940,392	$955,203
Increase (decrease) resulting from:
Tax exempt interest	(412,592)	(377,744)	(353,753)
Interest disallowance	30,556	20,468	21,127
State income tax net of federal benefit	81,065	60,915	34,952
Premium amortization on tax exempt investment securities	20,928	11,910	7,030
Cash surrendered value of life insurance	(29,527)	(31,030)	(32,459)
Other, net	11,865	(12,309)	41,253

	$1,040,184	$612,602	$673,353

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$831,582	$659,427
Other real estate, principally due to differences in carrying value	62,796	18,448
Accrued expenses	132,054	105,118
Investment securities available for sale	343,216	—
Other	60,935	37,771

Total deferred tax assets	1,430,583	820,764

Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	411,021	560,261
Investment securities available for sale	—	201,024
Discount accretion	24,571	20,250
Other	41,287	13,790

Total deferred tax liabilities	476,879	795,325

Net deferred tax assets	$953,704	$25,439

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

(12) Stock Option Plan
The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 154,000 shares of Class A Stock. The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2002	113,200	$12.29

Granted	—	—
Surrendered	—	—
Exercised	(40,800)	8.00

Balance at December 31, 2003	72,400	14.70

Granted	—	—
Surrendered	—	—
Exercised	—	—

Balance at December 31, 2004	72,400	14.70

Granted	—	—
Surrendered	—	—
Exercised	(2,200)	10.11

Balance at December 31, 2005	70,200	14.50

     Stock options outstanding and exercisable on December 31, 2005 and 2004 were as follows:

	2005
		Weighted average
Exercise price per share		remaining contractual
Outstanding:	Shares under option	life in years
$8.00	4,000	3.0
11.25	8,160	3.0
12.87	8,160	4.0
15.65	8,160	5.0
15.75	33,560	7.0
16.25	8,160	6.0

	70,200

Excercisable:
$8.00	4,000	3.0
11.25	8,160	3.0
12.87	8,160	4.0
15.65	8,160	5.0
15.75	26,728	7.7
16.25	8,160	6.0

	63,368

	2004
		Weighted average
Exercise price per share		remaining contractual
Outstanding:	Shares under option	life in years
$8.00	5,600	4.0
11.25	8,160	4.0
12.87	8,160	5.0
15.65	8,160	6.0
15.75	34,160	8.0
16.25	8,160	7.0

	72,400

Excercisable:
$8.00	5,600	4.0
11.25	8,160	4.0
12.87	8,160	5.0
15.65	8,160	6.0
15.75	18,496	8.7
16.25	6,528	7.0

	55,104

(13) Net Earnings per Share
Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Diluted earnings per share:
Basic weighted average common shares outstanding	2,220,553	2,216,032	2,173,970
Effect of the assumed exercise of stock options-based on the treasury stock method using average market price	7,030	2,349	508

Diluted weighted average common shares outstanding	2,227,583	2,218,381	2,174,478

(14) Dividend Reinvestment and Share Purchase Plan
The Company sponsors a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Company. For the years ended December 31, 2005 and 2004, 4,399 and 2,254 shares were purchased under the plan, respectively.
(15) Employee Benefit Plans
401(k) Savings Plan
Employees become eligible in the Company’s 401(k) Employee Incentive Savings Plan after completing six months of service and attaining age 20.5. Eligible employees can contribute a minimum of 1% up to 15% of salary to the plan. The Company contributes one dollar for each dollar the employee contributes, up to 4% of the employee’s salary, then the company matches fifty cents for each dollar the employee contributes up to 7% of the employee’s salary. Total Company contributions to the plan during 2005, 2004, and 2003 were $169,308, $160,419, and $71,553, respectively.

Profit-Sharing Plan
The Company also maintains a profit–sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $51,833, $43,858, and $86,200 were made in 2005, 2004, and 2003, respectively.
Salary Continuation Plan
The Company provides a salary continuation plan providing for death and retirement benefits for certain executive officers. The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives. The expense recognized for the salary continuation plan amounted to $73,007, $70,329, and $60,901 for the years ended December 31, 2005, 2004 and 2003, respectively. The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2005 and 2004 totaled $357,919 and $284,912, respectively.
The cost of the salary continuation plan described above is being offset by the purchase of, and earnings from, bank owned life insurance policies on the executives. The balance of the policy surrender values included in other assets totaled $ 2,330,246 and $2,254,633 at December 31, 2005 and 2004, respectively. Income recognized from the increase in cash surrender value on these policies totaled $75,613, $77,092, and $95,467 for the years ended December 31, 2005, 2004 and 2003, respectively.
Employee Stock Purchase Plan
The Company sponsors an employee stock purchase plan which is available to all employees subject to certain minimum service requirements. The Plan is administered by a Board appointed committee which designates the offering period in which employees may purchase shares and the offering price. All administrative costs are borne by the Company. For the years ended December 31, 2005 and 2004, 909 and 85 shares were purchased under the plan, respectively.
(16) Fair Value of Financial Instruments
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
(b)	Investment Securities and Other Securities
The fair value of investment securities is based on quoted market prices. The fair value of other securities, which includes Federal Home Loan Bank stock and other correspondent stocks, approximates their carrying value.

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
(d)	Bank Owned Life Insurance
The fair value of bank owned life insurance approximates their carrying value.
(e)	Deposits
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
(f)	Securities Sold Under Agreements to Repurchase
Due to their short–term nature, the fair value of securities sold under agreements to repurchase approximates their carrying value.
(g)	FHLB, Other Borrowed Funds and Subordinated Debt
The fair value of the Company’s other borrowed funds and subordinated debt approximates the carrying value of such liabilities. The fair value of FHLB advances is based on current borrowing rates.
(h)	Accrued Interest
The fair value of accrued interest receivable and payable approximates their carrying value.
(i)	Commitments to Extend Credit and Standby Letters of Credit
There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.
The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short–term investments	$50,867	$50,867	$43,941	$43,941
Investment securities	70,933	70,933	55,005	55,005
Other securities	1,660	1,660	1,276	1,276
Loans, net of the allowance for loan losses	227,282	231,383	196,598	195,651
Bank owned life insurance	2,330	2,330	2,255	2,255
Accured interest receivable	3,074	3,074	2,712	2,712

Financial liabilities:
Deposits	291,020	291,250	252,939	253,182
Securities sold under agreements to repurchase	34,429	34,429	18,381	18,381
Other borrowed funds	1,001	1,001	713	713
FHLB advances	9,113	9,205	8,293	8,487
Subordinated Debt	4,003	4,003	3,993	3,993
Accrued interest payable	596	596	379	379

(17) Dividends From Bank
Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total “risk–weighted” assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. During 2005, the Bank could have declared an additional amount of dividends of approximately $7,300,000 without prior approval of regulatory authorities.
(18) Comprehensive Income (Loss)
The following is a summary of the components of other comprehensive income (loss):

	Years ended December 31
	2005	2004	2003
Other comprehensive income before tax:
Unrealized holding losses arising during the period for securities, net	$(1,306,310)	$(84,317)	$(1,059,620)
Less reclassification adjustment for gains on sales of securities included in net earnings	33,916	170,898	488,647

Unrealized holding losses arising during the period for cash flow hedges	(16,174)	—	—

Other comprehensive income (loss), before income taxes	(1,356,400)	(255,215)	(570,973)

Income tax expense related to other comprehensive income:
Unrealized holding losses arising during the period for securities, net	(522,523)	(33,727)	(423,848)
Less reclassification adjustment for gains on sales of securities included in net earnings	13,566	68,359	195,459

Unrealized holding losses arising during the period for cash flow hedges	(6,470)	—	—

Total income tax expense related to other comprehensive income (loss)	(542,559)	(102,086)	(228,389)

Other comprehensive income (loss) after taxes	$(813,841)	$(153,129)	$(342,584)

(19)	Litigation
The Company is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Company.
(20)	Commitments
The Company leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005, are as follows:

Years ending December 31:
2006	$148,104
2007	148,104
2008	148,104
2009	107,904
2010	107,904
Thereafter	107,904

$768,024

Rental expense for all operating leases charged to earnings aggregated $191,579, $162,031, and $112,446, for the years ended December 31, 2005, 2004, and 2003, respectively.
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
The financial instruments whose contractual amounts represent credit risk as of December 31, 2005, are approximately as follows:

Commitments to extend credit	$38,034,000
Standby letters of credit	5,712,000

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
(21)	Other Noninterest Income and Expense
Components of other noninterest expense exceeding 1% of the total of interest income and other income for any of the years ended December 31, 2005, 2004, and 2003, respectively, include the following:

	2005	2004	2003
Advertising	$279,233	$252,103	$225,609
Accounting and audit	228,316	180,915	140,145
Supplies expenses	24,567	213,213	232,192
Board fees	180,095	198,024	169,205
(22)	Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk–weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk–weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2005, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.
The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2005 and 2004:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
United Bancorporation	$34,418	13.03%	$31,389	11.89%	$31,389	8.86%
United Bank	31,132	11.82%	28,103	10.67%	28,103	7.93%

As of December 31, 2004:
United Bancorporation	$31,827	14.12%	$29,265	12.99%	$29,265	9.93%
United Bank	28,062	12.65%	25,500	11.50%	25,500	8.60%
(23)	Derivative Financial Instruments
To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agrees to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement. The Company paid its counterparty a one-time premium equal to $52,500 which will be amortized over the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge. As of December 31, 2005, the interest rate floor contract was carried at fair value which was equal to $35,120. The Company considers the derivative (interest rate floor) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).

(24)	Parent Company Financial Information
The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) follows:

	2005	2004
Assets
Cash	$447,885	$563,467
Premises and equipment	3,141,329	3,285,628
Investment in subsidiary	28,507,890	26,708,355
Other assets	124,000	124,000

Total assets	$32,221,104	$30,681,450

Liabilities and Stockholders’ Equity

Other liabilities	$423,995	$343,711

Note payable to Trust	4,002,749	3,992,645

Total liabilities	4,426,744	4,336,356
Stockholders’ equity:
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,366,871 and 2,363,762 shares in 2005 and 2004, respectively	23,669	23,638
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	—	—
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued	—	—
Additional paid–in capital	5,445,822	5,444,563
Retained earnings	23,642,879	21,414,370
Accumulated other comprehensive income (loss), net of tax	(512,299)	301,542

Less: 143,307 and 147,706 treasury shares at cost in 2005 and 2004, respectively	805,711	839,019

Total stockholders’ equity	27,794,360	26,345,094

Total liabilities and stockholders’ equity	$32,221,104	$30,681,450

(Parent Company Only)
Condensed Statements of Operations Information
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Income:
Cash dividends from subsidiary	$748,579	$902,224	$332,189
Other	143,251	131,870	78,055
Expense:
Interest on other borrowed funds	304,434	225,271	199,392
Other	304,801	347,087	272,024

Earnings (losses) before equity in undistributed earnings of subsidiary	282,595	461,736	(61,172)
Equity in undistributed earnings of subsidiary	2,612,189	1,691,521	2,192,188

Net earnings	$2,894,784	$2,153,257	$2,131,016

(Parent Company Only)
Condensed Statements of Cash Flows Information
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$2,894,784	$2,153,257	$2,131,016
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(2,612,189)	(1,691,521)	(2,192,188)

Depreciation of premies and equipment	144,648	131,148	—
Amortization of Trust Perferred Cost	10,104	10,104	—
Increase (decrease) in other liabilities	78,748	(5,522)	21,134
Decrease (increase) in receivables	—	332,189	(332,189)

Net cash provided by (used in) operating activities	516,095	929,655	(372,227)

Cash flows from investing activities:
Purchases of premises and equipment, net	—	(123,421)	(1,604,004)

Net cash used in investing activities	—	(123,421)	(1,604,004)

Cash flows from financing activities:
Cash dividends	(666,275)	(664,813)	(603,914)
Purchase of treasury stock	—	(30,366)	—
Proceeds from sale of treasury stock	—	71,208	5,462
Issuance of common stock	34,598	—	325,652

Net cash used in financial activities	(631,677)	(623,971)	(272,800)

Net increase (decrease) in cash	(115,582)	182,263	(2,249,031)
Cash, beginning of year	563,467	381,204	2,630,235

Cash, end of year	$447,885	$563,467	$381,204

The table below sets forth certain quarterly supplementary financial information.
SELECTED QUARTERLY FINANCIAL DATA 2005 — 2004
(Dollars in thousands, except for per share amounts)

	2005				2004
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net interest income	$3,625	$3,549	$3,391	$3,027	$2,955	$2,771	$2,617	$2,472
Provision for loan losses	195	295	195	195	180	180	180	180
Earnings before income tax expense	1,054	1,111	925	845	698	864	566	638
Income tax expense	301	251	295	193	128	229	79	177
Net earnings	753	860	630	652	570	635	487	461
Net earnings per share (basic and diluted)	$0.34	$0.39	$0.28	$0.29	$0.24	$0.29	$0.22	$0.22
Cash dividends declared per share	0.17	—	0.13	—	0.15	—	0.15	—
Total Assets	$369,830	$399,019	$323,920	$315,055	$311,831	$281,102	$278,631	$267,004
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
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Board of Directors of the Company has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts. Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2005 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The financial statements listed in the Index to Financial Statements contained in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

	(2)	Financial statement schedules have been omitted as inapplicable.

	(3)	The Exhibits listed below are filed as part of this Report. Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) are identified by an asterisk (*).

	3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

	3.1.1	Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant(Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

	3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

	10.1	Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.*

	10.2	Supplemental Agreement between United Bank, the Registrant and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

	10.3	1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

	10.4	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.

	10.5	Supplemental Compensation Agreement and Amendment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.4 to the Registrant’s Quarterly

Report on Form 10-Q for the Quarter Ended June 30, 2001).*

10.6	Placement Agreement for Floating Rate Cumulative Trust Preferred Securities of United Bancorp Capital Trust I effective as of June 27, 2002 among the Registrant, United Bancorp Capital Trust I and SAMCO Capital Markets, a division of Service Asset Management Company (Incorporated by reference herein from Exhibit 1.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.7	Indenture effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference herein from Exhibit 4.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.8	United Bancorp Capital Trust I Amended and Restated Trust Agreement effective as of June 27, 2002, among the Registrant as Depositor, Wells Fargo Bank, National Association, as Property Trustee, Wells Fargo Delaware Trust Company, as Resident Trustee and Robert R. Jones, III, Mitchell D. Staples and Charles E. Karrick, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.9	Trust Preferred Securities Guarantee Agreement effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association (Incorporated by reference herein from Exhibit 4.3 to the Registrant’s report on Form 8-K dated June 27, 2002).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
(Registrant)

BY:	/s/Robert R. Jones, III

Robert R. Jones, III
President and Chief Executive Officer
March 30, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE
/s/ Robert R. Jones, III	President, Chief	March 30, 2006
Robert R. Jones, III	Executive Officer, and
Director

/s/ Robert R. Jones, III		March 30, 2006
Robert R. Jones, III	Interim Principal Financial and
Principal Accounting Officer

/s/ H. Leon Esneul	Director	March 30, 2006

H. Leon Esneul

/s/ David D. Swift	Director	March 30, 2006

David D. Swift

/s/ William J. Justice	Director	March 30, 2006

William J. Justice

/s/ Dale M. Ash	Director	March 30, 2006

Dale M. Ash

/s/ Michael Andreoli	Director	March 30, 2006

Michael Andreoli

/s/ L. Walter Crim	Director	March 30, 2006

L. Walter Crim

INDEX TO EXHIBITS

Exhibit
21	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350