Form 10-Q
period 2006-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2006-05-15
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 2-78572
UNITED BANCORPORATION OF ALABAMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

200 East Nashville Avenue, Atmore, Alabama	36502

(Address of principal executive offices)	(Zip Code)
(251) 446-6000
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2006.
Class A Common Stock.... 2,226,440 Shares
Class B Common Stock.... -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
Assets:
Cash and due from banks	$18,885,368	$20,876,806
Federal funds sold	7,114,204	29,990,037

Cash and cash equivalents	25,999,572	50,866,843

Securities available for sale (amortized cost of $75,718,951 and $71,770,277 respectively)	74,474,440	70,932,624
Loans	238,610,283	230,310,857
Allowance for loan losses	3,210,126	3,028,847

Net loans	235,400,157	227,282,010

Premises and equipment, net	10,905,201	9,849,934
Interest Receivable	2,841,486	3,073,531
Intangible Assets	917,263	917,263
Other Assets	6,723,123	6,907,554

Total assets	357,261,242	369,829,759

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	65,147,849	66,774,418
Interest bearing	210,560,244	224,246,053

Total deposits	275,708,093	291,020,471

Securities sold under agreements to repurchase	39,977,355	34,429,374
Advances from Federal Home Loan Bank of Atlanta	7,055,465	9,112,915
Treasury, tax, and loan account	61,357	1,001,000
Accrued expenses and other liabilities	1,810,269	2,468,890

Note payable to Trust, net of debt issueance costs of $118,725 and $121,251 in 2006 and 2005, respectively	4,005,275	4,002,749

Total liabilities	328,617,814	342,035,399

Stockholders’ equity:
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,366,871 and 2,366,871 shares in 2006 and 2005, respectively	23,669	23,669
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,461,663	5,445,822
Accumulated other comprehensive income (loss), net of tax	(756,416)	(512,299)
Retained earnings	24,682,328	23,642,879

	29,411,244	28,600,071
Less: 140,431 and 143,301 treasury shares, at cost, respectively	767,816	805,711

Total stockholders’ equity	28,643,428	27,794,360

Total liabilities and stockholders’ equity	$357,261,242	$369,829,759

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings
and Comprehensive Income
(Unaudited)

	Three Months Ended
	March
	2006	2005
Interest income:
Interest and fees on loans	$4,711,930	$3,293,351
Interest on investment securities available for sale:
Taxable	521,067	382,672
Nontaxable	295,339	246,810

Total investment income	816,406	629,482
Other interest income	227,584	158,655

Total interest income	5,755,920	4,081,488

Interest expense:
Interest on deposits	1,386,131	913,426
Interest on other borrowed funds	512,737	140,912

Total interest expense	1,898,868	1,054,338

Net interest income	3,857,052	3,027,150

Provision for loan losses	240,000	195,000

Net interest income after provision for loan losses	3,617,052	2,832,150

Noninterest income:
Service charge on deposits	632,217	507,968
Commission on credit life	10,835	6,151
Investment securities gains (losses), net	(8,765)	0
Other	406,477	187,198

Total noninterest income	1,040,764	701,317

Noninterest expense:
Salaries and benefits	1,795,761	1,530,575
Net occupancy expense	516,198	493,376
Other	926,986	664,174

Total noninterest expense	3,238,945	2,688,125

Earnings before income tax expense	1,418,871	845,342
Income tax expense	377,338	193,078

Net earnings	$1,041,533	$652,264

Basic earnings per share	$0.47	$0.29
Diluted earnings per share	$0.47	$0.29

Basic weighted average shares outstanding	2,225,897	2,217,330

Diluted weighted average shares outstanding	2,232,933	2,219,679

Cash dividend per share	$—	$—

Statement of Comprehensive Income

Net Earnings	$1,041,533	$652,264

Other Comprehensive Income, net of tax:
Unrealized holding gain (loss) arising during the period	(244,117)	(903,642)
Less: Reclassification adjustment for losses included in net earnings	(5,259)	—

Comprehensive income (loss)	$802,675	$(251,378)

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net earnings	$1,041,533	$652,264
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	240,000	195,000
Depreciation of premises and equipment	243,981	231,722
Net amortization of premium on investment securities	24,954	48,851
Losses on sales of investment securities available for sale, net	8,765	—
Loss (gain) on sale of other real estate	(12,501)	(2,776)
Gain on disposal of equipment	(3,987)	—
Deferred income taxes (benefit)	162,743	—
Decrease in interest receivable	232,045	105,414
Increase in other assets	(14,656)	—
Increase in accrued expenses and other liabilities	(250,375)	204,042

Net cash provided by operating activities	1,672,502	1,434,517

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	3,673,071	2,641,445
Proceeds from sales of investment securities available for sale	1,743,150
Purchases of investment securities available for sale	(9,398,615)	(20,738,121)
Net increase in loans	(8,358,147)	(4,008,891)
Purchases of premises and equipment, net	(1,313,822)	(186,154)
Proceeds from sale of premises and equipmet	24,832	—
Proceeds from sale of other real estate	177,501	11,776

Net cash used in investing activities	$(13,452,030)	$(22,279,945)

Cash fows from financing activities
Net decrease in deposits	$(15,312,378)	$(2,962,479)
Net increase in securities sold under agreements to repurchase	5,547,981	6,028,083
Cash dividends	(377,904)	—
Purchase of treasury stock	—	(8,260)
Proceeds from sale of treasury stock	51,652	—
Repayments of advances from FHLB Atlanta	(2,057,450)	—
Increase (decrease) in other borrowed funds	(939,643)	214,066

Net cash provided by (used in) financing activites	(13,087,742)	3,271,410

Net decrease in cash and cash equivalents	(24,867,271)	(17,574,018)

Cash and cash equivalents, beginning of year	50,866,843	43,941,000

Cash and cash equivalents, end of year	$25,999,572	$26,366,982

Supplemental disclosures
Cash paid during the year for:
Interest	$1,919,322	$1,025,007
Income taxes	585,000	138,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	—	301,001

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
NOTE 1 – General
This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation” or the “Company”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 – Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2006 and 2005. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three month periods ended March 31, 2006 and 2005 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31
	2006	2005
Diluted earnings per share	$0.47	$0.29

Weighted average common shares outstanding	2,225,897	2,217,330

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	7,036	2,349

Total weighted average common shares and potential common stock outstanding	2,232,933	2,219,679

NOTE 3 – Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31 ($ in thousands):

	March 31
	2006	2005
Balance at beginning of year	3,029	2,562

Provision charged to expense	240	195

Less Loans charged off	77	120

Recoveries	18	17

Balance at end of period	3,210	2,654

At March 31, 2006 and 2005, the amounts of nonaccrual loans were $2,219,662 and $987,402, respectively.
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
NOTE 5 – Stock Based Compensation
At March 31, 2006, the Company had one stock-based compensation plan, which is described more fully in Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock-based compensation grants.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
Grant-date fair value is measured on the date of grant using option-pricing models with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of our stock options.
As a result of adopting SFAS 123(R) on January 1, 2006, net income for the three months ended March 31, 2006, was approximately $3,000 lower than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for stock option grants. Basic and diluted earnings per share for the three months ended March 31, 2006 were not affected by the adoption of SFAS 123(R).
The following table provides pro forma net income and earnings per share information, as if the Company had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three months ended March 31, 2005:

2005
Net earnings, as reported	$652,264

Deduct:

Total stock-based employee compensation expense determined under fair value based method for all option awards	(4,119)

Pro forma net earnings	$648,145

Basic Earnings Per Share

As reported	$0.29

Pro forma	0.29

Diluted Earnings Per Share

As reported	$0.29

Pro forma	0.29

     The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2005.

	For the three months
	ended
	March 31
	2006	2005
Expected life (in years)	5.0	N/A

Expected volatility	20.00%	N/A

Risk-free interest rate	5.02%	N/A

Expected dividend yield	1.90%	N/A

Weighted-average fair value of options granted during the year	$3.56	N/A
At March 31, 2006, there was approximately $19,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2 years.
The following table represents stock option activity for the three months ended March 31, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life
Options outstanding, beginning of year	70,200	$14.50
Granted	2,000	16.00
Exercised	0	0
Terminated	(10,000)	15.75

Options outstanding, end of quarter	62,200	14.34	5.2 years

Exercisable, end of quarter	55,368	14.16	5.0 years

Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc were 59,200 at March 31, 2006. At March 31, 2006 the aggregate intrinsic value of options outstanding was $165,452, and the aggregate intrinsic value of options exerciseable was $157,245.
The following table summarizes nonvested stock option activity for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant-
		Date
	Number	Fair Value
Options outstanding, beginning of year	6,832	$3.00
Granted	2,000	3.56
Exercised	0	0
Terminated	(2,000)	3.00

Options outstanding, end of quarter	6,832	3.16

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
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”) and its principal subsidiary for the three months ended March 31, 2006 and 2005, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Three Months Ended March 31, 2006 and 2005, Compared
Summary
Net income for the three months ended March 31, 2006 increased $389,269, or 59.68%, as compared to the same period in 2005.
Net Interest Income
Total interest income increased $1,674,432 or 41.03%, in the first quarter of 2006 as compared to 2005. Average interest-earning assets were $324,443,978 for the first three months of 2006, as compared to $287,016,612 for the same period in 2005, an increase of $37,427,366, or 13.04%. This increase is largely attributable to the growth of the Bank’s loan portfolio over the last year. The average rate earned during the first quarter of 2006 was 7.19% as compared to 5.68% in 2005, reflecting the continuing impact of the increases in rates by the Federal Reserve Board.
Total interest expense increased by $844,530 or 80.10% in the first quarter of 2006, when compared to the same period in 2005. Average interest bearing liabilities increased to $264,808,824 in 2006 from $222,363,849 in 2005, an increase of $42,444,975, or 19.09%. The average rate paid increased to 2.91% in 2006 as compared to 1.90% in 2005.
The net interest margin increased to 4.85% for the first quarter of 2006, as compared to 4.35% for the same period in 2005. This was due to the increases in interest rates by the Federal Reserve Board and the fact that the Bank’s assets repriced faster then the Bank’s liabilities.
Provision for Loan Losses
The provision for loan losses totaled $240,000 for the first quarter of 2006 as compared to $195,000 for the same period in 2005. The provision reflected the growth of the loan portfolio. For further discussion of the Provision for Loan Losses see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income increased $339,447 or 48.40% for the first quarter of 2006. Service charges on deposits increased $124,249, or 24.46%, for the first quarter of 2006 as compared to 2005. This increase is primarily due to a increase in insufficient fund charges on checks. Other noninterest income increased during the first quarter of 2006 by $219,279 or 117.14% as compared to 2005. Major factors were gain on the sale of single investment in a banking related entity of $119,110, $25,000 in mortgage origination fees, a $20,428 increase in trust and brokerage revenue, and a $45,000 increase in other income related to the Bank’s automated teller machines and debit card processing.

Noninterest Expense
Total noninterest expense increased $550,820, or 20.49%, during the first quarter of 2006 compared to the same quarter of 2005. Salaries and benefits increased $265,186, or 17.33%, in the first quarter of 2006 as compared to 2005. This increase is primarily due to the expansion of the Bank into new markets and increases in health care costs for Bank employees. Occupancy expense increased $22,822, or 4.63%, in the first quarter of 2005. Other expenses increased $262,812 or 39.57% during the first quarter of 2006 as compared to 2005, reflecting increases in general operating expenses including supplies, advertising, administration expenses related to the Bank’s business support services, and an increase in accrued accounting expenses related to the costs of complying with the Sarbanes-Oxley Act of 2002.
Income Taxes
Earnings before taxes for the first quarter of 2006 were $1,418,871 as compared to $845,342 in the first quarter of 2005, an increase of $573,529 or 67.85%. Income tax expense for the first quarter increased $184,260 to $377,338, or by 95.43%, when compared to $193,078 for the same period in 2005. The effective tax rate increased to 26.59% in 2006 from 22.84% in 2005.
Financial Condition and Liquidity
Total assets on March 31, 2006 decreased $12,568,517 or 3.40% from December 31, 2005. This decrease is largely attributable to the reduction in Federal Funds Sold and interest bearing balances in other banks due to the cyclical reduction in public funds during the period, see the discussion of Deposits below. Average total assets for the first three months of 2006 were $352,820,883. The ratio of loans (net of allowance) to deposits plus repurchase agreements on March 31, 2006 was 74.57% as compared to 69.84% on December 31, 2005.
Cash and Cash Equivalents
Federal Funds Sold and interest bearing balances in other banks as of March 31, 2006 decreased by $22,875,833, or by 76.28%, from December 31, 2005. This decrease is attributed to the increase in loans and the decrease in deposits of public funds in the first quarter of 2006, see the discussion of Deposits below.
Loans
Net loans increased by $8,118,147 or 3.57% at March 31, 2006, from December 31, 2005. Agricultural lending and commercial real estate loans contributed the majority of this loan growth.
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
The allowance for possible loan losses represents 1.35% of gross loans at March 31, 2006, as compared to 1.31% at year-end 2005.
Loans on which the accrual of interest had been discontinued has increased to $2,219,662 at March 31, 2006, as compared to $1,406,422 at December 31, 2005. Net charged-off loans for the first three months of 2006 were $59,000, as compared to $103,000 for the same period in 2005.
Potential problem loans have increased over the last year due primarily to the Bank downgrading $6,700,000 of agricultural loans ($1,000,000 to monitor, $4,900,000 to substandard, and $800,000 to doubtful) following analysis of various factors in the third quarter of 2005. As of March 31, 2006, the total amount of the downgraded loans had decreased to $4,465,644 ($1,934,632 in monitor, $1,643,708 in substandard, and $887,304 in doubtful). This decrease is mainly attributable to the normal paydowns of agricultural loans in the first quarter, as expected due to the agricultural lending cycle. Losses that may pertain to these loans, if any, are not measurable at this time under impairment measures outlined by SFAS No. 114 or are not loss contingencies under SFAS No. 5.

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at March 31, 2006 and December 31, 2005. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.
The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At March 31, 2006 the Bank had $536,880 in impaired loans, compared to $508,106 at December 31, 2005.

		March 31,	December 31,
		2006	2005
		(Dollars in Thousands)
	Description

A	Loans accounted for on a nonaccrual basis	$2,220	$1,406

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$5	$4

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	$314	$318

D	Other non-performing assets	$966	$1,131
Investment Securities
Total investments available for sale have increased $3,541,816 at March 31, 2006 as compared to December 31, 2005 due to the Bank investing federal funds into higher yields in the investment portfolio.

Premises and Equipment
Premises and equipment increased $1,055,267 during the first quarter of 2006. This increase is primarily due to the renovation of the Bank’s Atmore facilities including the Retail Branch, the building that houses the Information Systems Department, and the AgriFinance Office, as well as the on-going construction of a new branch in Magnolia Springs, Alabama.
Intangible Assets
On July 2, 2004, the Company acquired a State of Florida banking charter from a financial institution. Subsequent to the purchase, the charter was terminated but the Company retained the legal right to branch into Florida through its existing Alabama bank charter. The Company accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Company tests the intangible asset each September 30 for impairment. At March 31, 2006, the Company operates two branch offices in Florida.
For the three months ended March 31, 2006 and 2005, no impairment was recorded related to the intangible asset. As of March 31, 2006 and 2005, the Company had recorded $917,263 in intangible assets related to the cost of the charter.
Deposits
Total deposits decreased $15,312,378, or 5.26%, at March 31, 2006 from December 31, 2005, including a decrease of $13,685,809 on interest bearing deposits. This decrease is largely due to the cyclical nature of deposits and withdrawals of public funds related to the collection and disbursement of property taxes in one of the Bank’s local markets.
Liquidity
One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2006 is considered adequate by management. Also see Item 3 below.

Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on March 31, 2006, was $28,643,428, an increase of $849,068, or 3.05%, from December 31, 2005. This net increase is a combination of current period earnings, reduced by a increase in the unrealized losses on securities available for sale.
Primary capital to total assets at March 31, 2006, was 9.18%, as compared to 8.88% at year-end 2005. Total capital and allowances for loan losses to total assets at March 31, 2006, was 10.08%, as compared to 9.34% at December 31, 2005. The Corporation’s risk based capital was $36,014,401, or 13.37% of risk adjusted assets, at March 31, 2006, as compared to $34,496,000, or 13.06%, at year-end 2005. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.
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
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 — 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of December 31, 2005, the most recent date for which the Corporation has a completed analysis. Management does not expect the analysis as of March 31, 2006 to change materially from the December 31, 2005 analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates		Change in Market	Change in Market
(Basis Points)	Market Value Equity	Value Equity	Value Equity %
300	70,721	14,888	27
200	66,780	10,947	20
100	61,843	6,010	11
0	55,833	—	—
-100	48,864	(6,969)	(12)
-200	40,018	(15,815)	(28)
-300	29,751	(26,082)	(47)
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

Derivative Financial Instruments
To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agrees to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement. The Company paid its counterparty a one-time premium equal to $52,500 which is being amortized during the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge. As of March 31, 2006, the interest rate floor contract was carried at fair value which was equal to $29,274. The Company considers the derivative (interest rate floor) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holder
(a)	The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 3, 2006.

(b)	The following nominees were elected as Directors of the Corporation, to serve until the 2009 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Against
L. Walter Crim	1,362,736	338
William J. Justice	1,355,075	7,999
J. Wayne Trawick	1,362,736	338
The Directors of the Corporation whose terms of office continued after the 2005 Annual Meeting are as follows:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
Michael R. Andreoli	2007
David Swift	2007
Robert R. Jones, III	2008
Dale M. Ash	2008
Item 6. Exhibits
(a)	Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of interim principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of interim principal accounting officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: May 12, 2006

/s/ Robert R. Jones, III

Robert R. Jones, III
President and CEO
Interim Principal Accounting Officer

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