Form 10-Q
period 2006-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2006-08-10
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission file number 2-78572
UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

200 East Nashville Avenue, Atmore, Alabama	36502

(Address of principal executive offices)	(Zip Code)
(251) 446-6164
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 8, 2006.
Class A Common Stock.... 2,224,082 Shares
Class B Common Stock.... -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary Consolidated
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
	Unaudited	Audited
Assets:
Cash and due from banks	$15,711,916	$20,876,806
Federal funds sold	18,391,125	29,990,037

Cash and cash equivalents	34,103,041	50,866,843

Securities available for sale (amortized cost of $77,717,536 and $71,770,277 respectively)	75,753,406	70,932,624
Loans	247,998,729	230,310,857
Allowance for loan losses	3,380,778	3,028,847

Net loans	244,617,951	227,282,010

Premises and equipment, net	11,409,673	9,849,934
Interest Receivable	3,059,456	3,073,531
Intangible Assets	917,263	917,263
Other Assets	7,423,351	6,907,554

Total assets	377,284,141	369,829,759

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	67,264,194	66,774,418
Interest bearing	218,459,373	224,246,053

Total deposits	285,723,567	291,020,471

Securities sold under agreements to repurchase	44,961,157	34,429,374
Advances from Federal Home Loan Bank of Atlanta	12,021,900	9,112,915
Treasury, tax, and loan account	242,582	1,001,000
Accrued expenses and other liabilities	1,823,932	2,468,890

Note payable to Trust, net of debt issuance costs of $116,199 and $121,251 in 2006 and 2005, respectively	4,007,801	4,002,749

Total liabilities	348,780,939	342,035,399

Stockholders’ equity:
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,366,871 and 2,366,871 shares in 2006 and 2005, respectively	23,669	23,669
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,487,925	5,445,822
Accumulated other comprehensive income (loss), net of tax	(1,220,647)	(512,299)
Retained earnings	25,065,524	23,642,879

	29,356,471	28,600,071
Less: 145,431 and 143,301 treasury shares, at cost, respectively	853,269	805,711

Total stockholders’ equity	28,503,202	27,794,360

Total liabilities and stockholders’ equity	$377,284,141	$369,829,759

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$5,122,026	$3,802,191	$9,833,956	$7,095,542
Interest on investment securities available for sale:
Taxable	499,653	480,117	1,020,720	862,789
Nontaxable	318,407	261,383	613,746	508,193

Total investment income	818,060	741,500	1,634,466	1,370,982
Other interest income	66,091	61,133	293,675	219,788

Total interest income	6,006,177	4,604,824	11,762,097	8,686,312

Interest expense:
Interest on deposits	1,545,878	1,056,175	2,932,009	1,969,601
Interest on other borrowed funds	637,397	158,051	1,150,134	298,963

Total interest expense	2,183,275	1,214,226	4,082,143	2,268,564

Net interest income	3,822,902	3,390,598	7,679,954	6,417,748

Provision for loan losses	240,000	195,000	480,000	390,000

Net interest income after provision for loan losses	3,582,902	3,195,598	7,199,954	6,027,748

Noninterest income:
Service charge on deposits	694,898	592,719	1,327,115	1,100,687
Commission on credit life	15,194	22,795	26,029	28,946
Investment securities gains (losses), net	—	—	(8,765)	0
Other	175,032	179,782	581,509	366,980

Total noninterest income	885,124	795,296	1,925,888	1,496,613

Noninterest expense:
Salaries and benefits	1,852,690	1,636,155	3,648,451	3,166,730
Net occupancy expense	617,619	489,717	1,133,817	983,093
Other	945,391	939,554	1,872,377	1,603,728

Total noninterest expense	3,415,700	3,065,426	6,654,645	5,753,551

Earnings before income tax expense	1,052,326	925,468	2,471,197	1,770,810
Income tax expense	316,183	295,349	693,521	488,427

Net earnings	$736,143	$630,119	$1,777,676	$1,282,383

Basic earnings per share	$0.33	$0.28	$0.80	$0.58
Diluted earnings per share	$0.33	$0.28	$0.80	$0.58
Basic weighted average shares outstanding	2,222,044	2,219,858	2,223,960	2,219,849

Diluted weighted average shares outstanding	2,229,373	2,220,527	2,231,289	2,220,518

Cash dividend per share	$0.15	$0.15	$0.15	$0.15

Statement of Comprehensive Income

Net earnings	736,143	630,119	$1,777,676	$1,282,383

Other Comprehensive Income, net of tax:
Unrealized holding gain (loss) arising during the period	(464,231)	326,920	(708,348)	179,570
Less: Reclassification adjustment for gains included in net income		—	(5,259)	—

Comprehensive income	$271,912	$957,039	$1,074,587	$1,461,953

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF AlABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2006	2005
Cash flows from operating activities
Net earnings	$1,777,676	$1,282,383
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	480,000	390,000
Depreciation of premises and equipment	587,769	464,410
Net amortization of premium on investment securities	50,325	99,625
Losses on sales of investment securities available for sale, net	8,765	—
Gain on sale of other real estate	(12,501)	(4,118)
Writedown of other real estate	—	103,201
Gain on disposal of equipment	(3,987)	—
Increase in interest receivable and other assets	(204,694)	(944,603)
Increase (decrease) in accrued expenses and other liabilities	(659,399)	430,831

Net cash provided by operating activities	2,023,954	1,821,729

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	5,820,525	8,317,094
Proceeds from sales of investment securities available for sale	1,743,150	—
Purchases of investment securities available for sale	(13,613,921)	(27,203,399)
Net increase in loans	(17,815,941)	(17,769,508)
Purchases of premises and equipment, net	(2,168,353)	(340,424)
Proceeds from sale of premises and equipmet	24,832	—
Proceeds from sale of other real estate	177,501	170,147

Net cash used in investing activities	$(25,832,207)	$(36,826,090)

Cash fows from financing activities
Net decrease in deposits	$(5,296,904)	$(2,485,087)
Net increase in securities sold under agreements to repurchase	10,531,783	11,646,913
Cash dividends	(327,590)	(288,579)
Proceeds from sale of common stock	—	4,540
Purchase of treasury stock	(63,750)	—
Proceeds from sale of treasury stock	50,345	—
Advances from FHLB Atlanta	5,000,000	—
Repayments of advances from FHLB Atlanta	(2,091,015)	—
Increase (decrease) in other borrowed funds	(758,418)	1,675,984

Net cash provided by financing activities	7,044,451	10,553,771

Net decrease in cash and cash equivalents	(16,763,802)	(24,450,590)

Cash and cash equivalents, beginning of year	50,866,843	43,941,000

Cash and cash equivalents, end of year	$34,103,041	$19,490,410

Supplemental disclosures
Cash paid during the year for:
Interest	$4,005,194	$2,208,837
Income taxes	1,155,000	503,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	—	50,000

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
NOTE 1 — General
This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Company”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — Earnings per Share
Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2006 and 2005. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June		June
	2006	2005	2006	2005
Diluted earnings per share	$0.33	$0.28	$0.80	$0.58

Weighted average common shares outstanding	2,222,044	2,219,858	2,223,960	2,219,849

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	7,329	669	7,329	669

Total weighted average common shares and potential common stock outstanding	2,229,373	2,220,527	2,231,289	2,220,518

NOTE 3 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

	June 30
	2006	2005
Balance at beginning of year	$3,029	$2,562

Provision charged to expense	480	390

Less Loans charged off	(165)	(352)

Recoveries	37	31

Balance at end of period	$3,381	$2,631

At June 30, 2006 and 2005, the amount of nonaccrual loans was $3,154,339 and $1,406,422 respectively.

NOTE 4 — Stock Based Compensation
At June 30, 2006, the Company had one stock-based compensation plan, which is described more fully in Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock-based compensation grants.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
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
As a result of adopting SFAS 123(R) on January 1, 2006, net earnings for the three and six months ended June 30, 2006, was approximately $4,000 and $8,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for stock option grants.

The following table provides pro forma net earnings and earnings per share information, as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings as reported	$630,119	$1,282,383

Deduct:

Total stock-based employee compensation expense determined under fair value based method for all option awards	4,119	8,238

Pro forma net earnings	$626,000	$1,274,145

Basic Earnings Per Share
As reported	$0.28	$0.58
Pro forma	$0.28	$0.57

Diluted Earnings Per Share
As reported	$0.28	$0.58
Pro forma	$0.28	$0.57

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the six months ended June 30, 2005.

	For the six months ended
	June 30
	2006	2005
Expected life (in years)	5.0	N/A
Expected volatility	20.00%	N/A
Risk-free interest rate	5.02%	N/A
Expected dividend yield	1.90%	N/A
Weighted-average fair value of options granted during the year	$3.95	N/A
At June 30, 2006, there was approximately $17,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 2 years.
The following table represents stock option activity for the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contract
	Number	Price	Life
Options outstanding, beginning of year	70,200	$14.50
Granted	4,000	16.00
Exercised	0	0
Terminated	(10,000)	15.75

Options outstanding, end of quarter	64,200	14.40	5.2 years

Exercisable, end of quarter	55,768	14.17	5.0 years

Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc were 57,200 at June 30, 2006. At June 30, 2006 the aggregate intrinsic value of options outstanding was $136,000, and the aggregate intrinsic value of options exerciseable was $131,000.
The following table summarizes nonvested stock option activity for the six months ended June 30, 2006:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Options outstanding, beginning of year	6,832	3.00
Granted	4,000	3.95
Exercised	0	0
Terminated	(2,000)	3.00
Vested	(400)	3.00

Options outstanding, end of quarter	8,432	3.45

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

Results of Operations
The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Company”) and its principal subsidiary, United Bank (the “Bank”), for the three and six months ended June 30, 2006 and 2005, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Six Months ended June 30, 2006 and 2005, Compared
Summary
Net earnings for the six months ended June 30, 2006, increased by $495,293, or 38.62%, as compared to the same period in 2005.
Net Interest Income
Total interest income increased $3,075,785, or 35.41%, for the first six months of 2006 as compared to the same period in 2005. Average interest-earning assets were $327,320,260 for the first six months of 2006, as compared to $290,537,708 for the same period in 2005, an increase of $36,782,552, or 12.66%. This increase is largely attributable to the growth of the Bank’s loan portfolio over the last year. The average rate earned on interest earning assets in the first six months of 2006 was 7.50% as compared to 6.14% in 2005, reflecting the continuing impact of the increase in rates by the Federal Reserve Board during past and current years.
Total interest expense increased by $1,813,579, or 79.94%, in 2006, when compared to the same period in 2005. Average interest bearing liabilities increased to $268,486,085 in the first six months of 2006 from $226,183,827 in 2005, an increase of $43,302,258, or 18.70%. The average rate paid increased to 3.07% in the first six months 2006 as compared to 2.02% in the same period of 2005.
Net interest margin increased to 4.73% for the first six months of 2006 as compared to 4.45% for the same period in 2005. This was due to the increase in interest rates by the Federal Reserve Board and the fact that the Bank’s assets repriced faster then the Bank’s liabilities.
Provision for Loan Losses
The provision for loan losses totaled $480,000 for the first six months of 2006 as compared to $390,000 for the same period in 2005. This increase is due to the growth in the loan portfolio. For further discussion of the Provision for Loan Losses see Allowance for Loan Losses below.

Noninterest Income
Total noninterest income increased $429,275 or 28.68% for the first six months of 2006 as compared to the same period in 2005. Service charges on deposits increased $226,428, or 20.57%, for the first six months of 2006. This increase is primarily due to an increase of $199,528 in insufficient fund charges or 27.4% when compared to the first six months of 2005. Other noninterest income increased $214,529, or 58.46%, during the first six months of 2006 due primarily to a $119,110 gain on the sale of an investment in a banking related entity and a $45,000 gain related to the Bank’s automated teller machines (as reported in the March 31, 2006 10-Q), a $41,349 increase in trust and brokerage revenue, and a $12,859 dividend received from another banking related investment in the second quarter of 2006.
Noninterest Expense
Total noninterest expense increased $901,094, or 15.66% during the first six months of 2006 as compared to 2005. Salaries and benefits increased $481,721 or 15.21% in the first six months of 2006. This increase is primarily due to the expansion of the Bank into new markets and increases in health care costs for Bank employees. Occupancy expense increased $150,724 or 15.33% and this increase was due to an increase in depreciation expense associated with the Company’s capital projects. Other expenses increased $268,649, or 16.75%, during the first six months of 2006. The major factors contributing to this increase were a $60,482 increase in professional fees, a $92,842 increase in advertising expenses, and an increase of $87,496 in local phone service.
Income Taxes
Earnings before taxes for the first six months of 2006 were $2,471,197 as compared to $1,770,810 for the first six months of 2005, an increase of $700,387, or 39.55%. Income tax expense for the first six months of 2006 increased by $205,094, to $693,521, when compared to $488,427 during the same period in 2005. The effective tax rate increased to 28.06% for the first six months of 2006 when compared to 27.58% for the same period in 2005.
Three Months Ended June 30, 2006 and 2005, Compared
Summary
Net earnings for the three months ended June 30, 2006 increased $106,024, or 16.83% over the same period in 2005.
Net Interest Income
Total interest income increased $1,401,353, or 30.43%, in the second quarter of 2006 as compared to 2005. Average interest-earning assets were $330,200,745 for the second quarter of 2006, as compared to $293,932,785 for the same period in 2005, an increase of $36,267,960, or 12.34%. A substantial portion of this growth is due to the expansion of the Bank’s loan portfolio as the Bank expands into new markets and strengthens its position in its existing markets. The average rate earned during the second quarter of 2006 was 7.55% as compared to 6.27% in 2005, reflecting the continuing impact of increases in rates by the Federal Reserve Board during the past and current year.

Total interest expense increased by $969,049 or 79.81% in the second quarter of 2006, when compared to the same period in 2005. Average interest bearing liabilities increased to $272,163,346 in 2006 from $225,255,997 in 2005, an increase of $46,907,349, or 20.82%. The average rate paid increased to 3.22% in 2006 as compared to 2.16% in 2005.
The net interest margin increased to 4.90% for the second quarter of 2006, as compared to 4.72% for the same period in 2005. This was due to the increase in interest rates by the Federal Reserve Board and the fact that the Bank’s assets have repriced faster than the Bank’s liabilities.
Provision for Loan Losses
The provision for loan losses totaled $240,000 for the second quarter of 2006 as compared to $195,000 for the same period in 2005. The provision reflected the growth in the loan portfolio. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.
Noninterest Income
Total noninterest income increased $89,828 or 11.29% for the second quarter of 2006. Service charges on deposits increased $102,179, or 17.24%, for the second quarter of 2006 as compared to 2005. This increase was primarily due to an increase in insufficient fund charges on checks and an increase in ATM network fees and point of sale interchange for the period. Other income decreased during the second quarter of 2006 by $4,750 or 2.64% as compared to 2005.
Noninterest Expense
Total noninterest expense increased $350,274, or 11.43%, during the second quarter of 2006 compared to the same quarter of 2005. Salaries and benefits increased $216,535, or 13.23%, in the second quarter of 2006 as compared to the same quarter of 2005. This increase is primarily due to the expansion of the Bank into new markets and increased health care costs for the Bank. Occupancy expense increased $127,902, or 26.12%, in the second quarter of 2006, largely associated with the completion of several capital projects during the period and the accrual of depreciation expense thereon.
Income Taxes
Earnings before taxes for the second quarter of 2006 were $1,052,326 as compared to $925,468 in the second quarter of 2005, an increase of $126,858 or 13.71%. Income tax expense for the second quarter increased $20,834 to $316,183, when compared to $295,349 for the same period in 2005. The effective tax rate decreased to 30.05% in 2006 from 31.92% in 2005.

Financial Condition and Liquidity
Total assets on June 30, 2006 increased $6,025,833 or 1.63% from December 31, 2005. Average total assets for the first six months of 2006 were $372,842,676. The ratio of loans (net of allowance) to deposits plus repurchase agreements on June 30, 2006 was 73.97% as compared to 76.27% on December 31, 2005.
Cash and Cash Equivalents
Federal Funds Sold and interest bearing balances in other banks as of June 30, 2006 decreased by $16,763,802, or by 32.96%, from December 31, 2005. This decrease is attributed to the increase in loans, as the Bank shifts funds from lower earning assets to higher yielding loans.
Loans
Net loans increased by $17,335,941 or 7.63% at June 30, 2006, from December 31, 2005. Agricultural lending and commercial real estate loans contributed the majority of this loan growth.
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
The nonclassified portion of the allowance is for inherent losses which could exist as of the evaluation date even though they may not have been identified by the more specific processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, non-accrual and delinquent loans and the general economic environment in the Company’s markets. However, unfavorable changes in the factors used by management to determine the adequacy of the allowance, including increased loan delinquencies and subsequent charge-offs, or the availability of new information, could require additional provisions, in excess of normal provisions, to the allowance for loan losses in future periods.

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
The allowance for possible loan losses represents 1.36% of gross loans at June 30, 2006, as compared to 1.32% at year-end 2005. This slight increase is acceptable to management because it is attributable to the overall growth in the loan portfolio and the uncertainty of a slowing economy.
The amount of loans on which the accrual of interest had been discontinued has increased to $3,154,339 at June 30, 2006, as compared to $1,406,422 at December 31, 2005. This increase is due to the timing of interest accruals on a small portion of the agricultural loans that became non accrual loans as of June 15, 2006. These loans have been included in the loan loss reserve calculation and are being analyzed by the Bank on an ongoing basis. Approximately half of the increase in non accrual loans will be examined closely in the third quarter of 2006 for potential action. Net charged-off loans for the first six months of 2006 were $128,000, as compared to $321,000 for the same period in 2005. The decrease in charged-off loans is due to the Bank’s decision to write off a selection of loans following a routine analysis of the loan portfolio during the second quarter of 2005.
Non-performing Assets
The following table sets forth the Company’s non-performing assets at June 30, 2006 and December 31, 2005. Under the Company’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties.

		June 30,	December 31,
		2006	2005
		(Dollars in Thousands)
	Description
A	Loans accounted for on a nonaccrual basis	$3,154	$1,406

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	$—	$4

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	$251	$318

D	Other non-performing assets	$966	$1,131
Investment Securities
Total investments available for sale have increased $4,820,782 at June 30, 2006 as compared to December 31, 2005 due to the Bank investing lower yielding funds into the higher yielding investment portfolio. As available for sale, all investments are marked-to-market on a monthly basis with unrealized gains and losses, net of tax, adjusted through a component of stockholders equity. Management considers all unrealized losses within the investment portfolio to be temporary. As of June 30, 2006, the investment portfolio had a net unrealized loss of $1,220,647.

Premises and Equipment
Premises and equipment increased $1,559,739 during the first six months of 2006. This increase is largely due to the construction in progress of a new branch in Magnolia Springs, AL, which was substantially complete as of June 30, 2006, and the Bank’s migration to remote image capture within the period. The Bank also completed renovations of its Information Systems Department and the building that houses the Bank’s Agri-Finance division.
Intangible Assets
On July 2, 2004, the Company acquired a State of Florida banking charter from a financial institution. Subsequent to the purchase, the charter was terminated but the Company retained the legal right to branch into Florida through its existing Alabama bank charter. The Company accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Company tests the intangible asset each September 30 for impairment. At June 30, 2006, the Company operates two branch offices in Florida.
For the three months and six months ended June 30, 2006 and 2005, no impairment was recorded related to the intangible asset. As of June 30, 2006 and 2005, the Company had recorded $917,263 in intangible assets related to the cost of the charter.
Deposits
Total deposits decreased $5,296,904, or 1.82%, at June 30, 2006 from December 31, 2005. Interest bearing deposits decreased $5,786,680 at June 30, 2006, from December 31, 2005. This decrease is largely due to the cyclical nature of deposits and withdrawals of public funds related to the collection and disbursement of property taxes in one of the Bank’s local markets. The balance of funds held in brokerage-based sweep accounts as of June 30, 2006 was $14,087,408.
Hurricane Ivan Insurance Claim
The Bank’s renovation and restoration from the damages caused by Hurricane Ivan are complete. The Bank is currently working with its insurance agent to finalize the claim in relation to its Atmore, Alabama location. As of June 30, 2006, the claims for Monroeville and other locations were agreed upon and finalized.

Liquidity
One of the Company’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Company’s traditional sources of liquidity be constrained, forcing the Company to pursue avenues of funding not typically used, the Company’s net interest margin could be impacted negatively. The Company has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Bank’s liquidity at June 30, 2006 is considered adequate by management. Also see Item 3 below.

Capital Adequacy
The Bank has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on June 30, 2006, was $28,503,202, an increase of $708,842, or 2.55%, from December 31, 2005. This net increase is a combination of current period earnings, reduced by an increase in the unrealized losses on securities available for sale and the declaration of dividends as of June 30, 2006.
Primary capital to total assets at June 30, 2006, was 8.73%, as compared to 8.88% at year-end 2005. Total capital and allowances for loan losses to total assets at June 30, 2006, was 9.63%, as compared to 9.34% at December 31, 2005. The Company’s risk based capital was $36,187,000, or 13.05% of risk adjusted assets, at June 30, 2006, as compared to $34,496,000, or 13.06%, at year-end 2005. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Company to further access external funding sources. There can be no assurance that such funding sources will be available to the Company.
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
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 — 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of June 30, 2006. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates		Change in Market	Change in Market
(Basis Points)	Market Value Equity	Value Equity	Value Equity %
300	69,813	7,699	12.40%
200	67,959	5,789	9.32%
100	65,307	3,221	5.19%
0	62,086	—	0.00%
-100	57,568	(4,518)	(7.28%)
-200	52,077	(10,009)	(16.12%)
-300	44,455	(17,631)	(28.40%)
The preceding table indicates that at June 30, 2006, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank’s NPV would be expected to increase and that in the event of a sudden decrease in prevailing market interest rates, the Bank’s NPV would be expected to decrease. The growth in variable rate loans has caused the Bank to become more asset sensitive over the period of a year, but the net interest margin remains fairly stable in all interest rate environments tested.

Derivative Financial Instruments
To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agrees to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement. The Company paid its counterparty a one-time premium equal to $52,500 which is being amortized during the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge. As of June 30, 2006, the interest rate floor contract was carried at fair value which was equal to $18,500. The Company considers the derivative (interest rate floor) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).
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
Item 4. Controls and Procedures
Based on evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-4(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, the principal executive officer and the principal financial officer of the Company have concluded that as of such date the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
The Company has engaged consultants to assist the Company in its evaluation of internal controls in anticipation of the upcoming effectiveness of regulations under Section 404 of the Sarbanes-Oxley Act of 2002. There was no change in the Company’s internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements
When used or incorporated by reference herein, the words “anticipate”, “estimate”, ”expect”, “project”, “target”, “goal”, and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risk, uncertainties, and assumptions including those set forth herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected. These forward-looking statements speak only as of the date they are made. The Company expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 3, 2006 was reported under Item 4 of the Corporation’s Form 10-Q for the quarter ended March 31, 2006, and is incorporated by reference herein.
Item 6. Exhibits
(a)	Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Interim Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 10, 2006

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