Form 10QSB
period 2006-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2006-11-13
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

Commission file number:   2-78572

UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Nashville Avenue, Atmore, Alabama	36502
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer

Accelerated filer ___

Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes__  No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2006.

Class A Common Stock.... 2,232,082 Shares

Class B Common Stock....   -0-    Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended September 30, 2006

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Earnings and Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	18

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets:
Cash and due from banks	$14,044,547	$20,876,806
Federal funds sold	19,672,652	29,990,037
Cash and cash equivalents	33,717,199	50,866,843

Securities available for sale (amortized cost of $76,994,933	76,139,813	70,932,624
and $71,770,277 respectively)
Loans	254,334,521	230,310,857
Allowance for loan losses	2,796,721	3,028,847
Net loans	251,537,800	227,282,010

Premises and equipment, net	12,783,846	9,849,934
Interest Receivable	3,542,979	3,073,531
Intangible Assets	917,263	917,263
Other Assets	7,384,289	6,907,554
Total assets	386,023,189	369,829,759

Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing	61,628,147	66,774,418
Interest bearing	223,980,452	224,246,053
Total deposits	285,608,599	291,020,471

Securities sold under agreements to repurchase	46,811,178	34,429,374
Advances from Federal Home Loan Bank of Atlanta	6,964,450	9,112,915
Treasury, tax, and loan account	270,386	1,001,000
Accrued expenses and other liabilities	2,274,841	2,468,890

Note payable to Trust, net of debt issuance costs
of $113,673 and $121,251
in 2006 and 2005, respectively	14,320,327	4,002,749
Total liabilities	356,249,781	342,035,399

Stockholders' equity:
Class A common stock, $0.01 par value.
Authorized 5,000,000 shares; issued and outstanding,
2,366,871 and 2,366,871 shares in 2006 and 2005, respectively	23,669	23,669
Class B common stock, $0.01 par value.
Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized
250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,523,401	5,445,822
Accumulated other comprehensive
income (loss), net of tax	(532,744)	(512,299)
Retained earnings	25,596,843	23,642,879
	30,611,169	28,600,071
Less: 142,789 and 143,307 treasury shares, at cost, respectively	837,761	805,711
Total stockholders' equity	29,773,408	27,794,360
Total liabilities and stockholders' equity	$386,023,189	$369,829,759

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$5,401,421	$4,226,570	$15,235,377	$11,322,112
Interest on investment securities available for sale:
Taxable	517,565	456,235	1,538,285	1,319,024
Nontaxable	322,368	262,855	936,114	771,048
Total investment income	839,933	719,090	2,474,399	2,090,072
Other interest income	116,657	44,881	410,332	264,669
Total interest income	6,358,011	4,990,541	18,120,108	13,676,853

Interest expense:
Interest on deposits	1,851,026	1,254,004	4,783,035	3,223,605
Interest on other borrowed funds	712,714	187,513	1,862,848	486,476
Total interest expense	2,563,740	1,441,517	6,645,883	3,710,081

Net interest income	3,794,271	3,549,024	11,474,225	9,966,772

Provision for loan losses	240,000	295,000	720,000	685,000

Net interest income after
provision for loan losses	3,554,271	3,254,024	10,754,225	9,281,772

Noninterest income:
Service charge on deposits	711,615	607,887	2,038,730	1,708,574
Commission on credit life	17,248	7,862	43,277	36,808
Investment securities gains (losses), net	3,886	33,916	(4,879)	33,916
Other	211,461	176,879	792,970	543,859
Total noninterest income	944,210	826,544	2,870,098	2,323,157

Noninterest expense:
Salaries and benefits	1,906,969	1,679,867	5,555,420	4,846,597
Net occupancy expense	668,340	465,893	1,802,157	1,448,986
Other	1,274,026	823,507	3,146,403	2,427,235
Total noninterest expense	3,849,335	2,969,267	10,503,980	8,722,818

Earnings before income tax expense	649,146	1,111,301	3,120,343	2,882,111
Income tax expense	139,642	251,035	833,163	739,462
Net earnings	$509,504	$860,266	$2,287,180	$2,142,649

Basic earnings per share	$0.23	$0.39	$1.03	$0.96
Diluted earnings per share	$0.23	$0.39	$1.02	$0.96
Basic weighted average shares outstanding	2,223,594	2,221,935	2,223,855	2,220,554
Diluted weighted average shares outstanding	2,231,755	2,229,273	2,232,016	2,227,892
Cash dividend per share	$-	$-	$0.15	$0.15

Statement of Comprehensive Income

Net earnings	509,504	860,266	$2,287,180	$2,142,649

Other Comprehensive Income, net of tax:
Unrealized holding gain (loss) arising during the period	684,976	(927,221)	(23,372)	(600,301)
Less: Reclassification adjustment for (gains) losses included in net income.	(2,332)	20,350	2,927	20,350
Comprehensive income (loss)	$1,196,812	$(87,305)	$2,260,881	$1,521,998

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from operating activities
Net earnings	$2,287,180	$2,142,649
Adjustments to reconcile net earnings to net
cash provided by operating activities
Provision for loan losses	720,000	685,000
Depreciation of premises and equipment	926,890	658,865
Net amortization of premium on investment securities	70,478	140,044
(Gains) losses on sales of investment securities available for sale, net	4,879	(33,916)
Gain on sale of other real estate	(12,501)	(4,118)
Writedown of other real estate	200,000	103,201
Stock-based compensation	12,714	-
Gain on disposal of equipment	(3,987)	-
Increase in interest receivable and other assets	(764,160)	(2,409,627)
Increase (decrease) in accrued expenses and other liabilities	(186,471)	403,455
Net cash provided by operating activities	3,255,022	1,685,553

Cash flows from investing activities
Proceeds from maturities, calls, and principal
repayments of investment securities available for sale	7,504,977	10,227,853
Proceeds from sales of investment securities available for sale	1,743,150	2,827,009
Purchases of investment securities available for sale	(14,548,141)	(27,796,428)
Net increase in loans	(25,215,790)	(32,802,718)
Purchases of premises and equipment, net	(3,881,647)	(1,013,874)
Proceeds from sale of premises and equipmet	24,832	-
Proceeds from sale of other real estate	177,501	178,147
Net cash used in investing activities	(34,195,118)	(48,380,011)

Cash fows from financing activities
Net increase (decrease) in deposits	(5,411,872)	9,947,321
Net increase in securities sold under
agreements to repurchase	12,381,804	13,212,066
Cash dividends	(333,216)	(288,579)
Proceeds from sale of common stock	-	31,915
Purchase of treasury stock	(63,750)	-
Proceeds from sale of treasury stock	96,565	-
Advances from FHLB Atlanta	5,000,000	-
Proceeds from Trust Preferred Issuance	10,000,000
Repayments of advances from FHLB Atlanta	(7,148,465)	-
Increase (decrease) in other borrowed funds	(730,614)	2,850,942
Net cash provided by financing activities	13,790,452	25,753,665

Net decrease in cash and cash equivalents	(17,149,644)	(20,940,793)

Cash and cash equivalents, beginning of year	50,866,843	43,941,000

Cash and cash equivalents, end of year	$33,717,199	$23,000,207

Supplemental disclosures
Cash paid during the year for:
Interest	$6,450,834	$3,601,137
Income taxes	1,155,000	503,000

Noncash transactions
Transfer of loans to other real estate
through foreclosure	$240,000	$100,000

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Company”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.  For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 – Earnings per Share

Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2006 and 2005.  Common stock outstanding consists of issued shares less treasury stock.  Diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 were computed by dividing net earnings by the weighted average number of shares of common stock taking into account the dilutive effects of the shares subject to options awarded under the Company’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September		September
	2006	2005	2006	2005

Diluted earnings per share	$0.23	$0.39	$1.02	$0.96

Weighted average common
shares outstanding	2,223,594	2,221,935	2,223,855	2,220,554

Effect of the assumed exercise of
stock options based on the
treasury stock method using
average market price	8,161	7,338	8,161	7,338

Total weighted average common
shares and potential common
stock outstanding	2,231,755	2,229,273	2,232,016	2,227,892

NOTE 3 – Trust Preferred Securities

On September 27, 2006, the Company raised approximately $10 million in net proceeds from an offering of "trust preferred" securities in a private placement pursuant to an agreement with TWE, Ltd. (the “Purchaser”).

The Company formed a wholly-owned Delaware business trust subsidiary, United Bancorp Capital Trust II (the "Trust"), for the specific purpose of: (1) investing in the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debt"), due September 30, 2036; (2) selling Trust Preferred Securities (the "Preferred Securities") to certain institutional investors; and (3) issuing Common Securities (the "Common Securities") to the Company.

Effective as of September 27, 2006, the Company and the Trust entered into a Purchase Agreement with the Purchaser. On September 27, 2006, the Company issued $10,310,000 in Debt to the Trust. Concurrently, the Trust issued $10 million of the Preferred Securities to the Purchaser and $310,000 of the Common Securities to the Company. The Debt was purchased by the Trust concurrently with the Trust's issuance of the Preferred Securities and the Common Securities. The proceeds to the Company were approximately $10 million, of which $6,053,000 will be treated as Tier I capital for regulatory purposes as of September 30, 2006 with the remaining $3,947,000 as an increase to Total Risk Based Capital.

The Company guarantees the Trust's obligations with respect to the Preferred Securities.

The Company has the right, assuming that no default has occurred regarding the Debt, to defer interest payments on the Debt, at any time and for a period of up to twenty consecutive calendar quarters.

The Preferred Securities will mature concurrently with the Debt on September 30, 2036; but can be called after September 30, 2011 or earlier upon the occurrence of a "Special Event," as defined in the governing documents for the Preferred Securities. For additional information see the Purchase Agreement attached hereto as Exhibit 4.1.

The Company currently plans to redeem the $4 million of subordinated debt owed in relation to the Trust Preferred issuance from United Bancorp Capital Trust I issued in June of 2002 at the first available redemption date of June 30, 2007.  To do this, permission of the Federal Reserve Board will be required.  The Company is informed that such permission can be expected if, after giving effect to the redemption, the Bank remains well capitalized.

NOTE 4 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30 ($ in thousands):

	September 30,
	2006	2005

Balance at beginning of year	$3,029	$2,562
Provision charges to expense	720	685
Less Loans charged off	(1,112)	(368)
Recoveries	63	41
Other adjustments	97	-
Balance at end of period	$2,797	$2,920

At September 30, 2006 and 2005, the amount of nonaccrual loans was $2,463,396 and $1,889,059 respectively.

NOTE 5 – Stock Based Compensation

At September 30, 2006, the Company had one stock-based compensation plan, which is described more fully in Note 12 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach.  Prior to the adoption of SFAS 123(R) the Company accounted for stock-based compensation grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock-based compensation grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  Prior periods were not restated to reflect the impact of adopting the new standard.

Grant-date fair value is measured on the date of grant using option-pricing models with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period.  Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of Company stock options.

As a result of adopting SFAS 123(R) on January 1, 2006, net earnings for the three and nine months ended September 30, 2006, was approximately $5,000 and $13,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for stock option grants.

The following table provides pro forma net earnings and earnings per share information, as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net earnings as reported	$860,266	$2,142,649

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards	3,089	12,358
Pro forma net earnings	$857,177	$2,130,291

Basic Earnings Per Share
As reported	$0.39	$0.96
Pro forma	$0.39	$0.96

Diluted Earnings Per Share
As reported	$0.39	$0.96
Pro forma	$0.39	$0.96

The following is a summary of the Company’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted during the nine months ended September 30, 2005.

	For the nine months ended
	September 30
	2006	2005
Expected life (in years)	5.0	N/A
Expected volatility	20.00%	N/A
Risk-free interest rate	5.02%	N/A
Expected dividend yield	1.90%	N/A
Weighted-average fair value of options granted during the year	$ 4.26	N/A

At September 30, 2006, there was approximately $12,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized on a weighted-average basis over a period of 2 years.

The following table represents stock option activity for the nine months ended September 30, 2006:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Number	Price	Contract Life

Options outstanding, beginning of year	70,200	$14.50
Granted	6,000	16.67
Exercised	0	0
Terminated	(10,000)	15.75
Options outstanding, end of quarter	66,200	14.50	5.0 years

Exercisable, end of quarter	57,368	14.24	5.0 years

Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc were 168,400 at September 30, 2006.  At September 30, 2006 the aggregate intrinsic value of options outstanding was $154,000, and the aggregate intrinsic value of options exerciseable was $152,000.

The following table summarizes nonvested stock option activity for the nine months ended September 30, 2006:

		Weighted-Average
		Grant-Date
	Number	Fair Value

Nonvested options oustanding, beginning of year	6,832	3.00
Granted	6,000	4.26
Exercised	0	0
Terminated	(2,000)	3.00
Vested	(2,000)	3.00
Nonveted options oustanding, end of quarter	8,832	3.86

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

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Company") and its principal subsidiary, United Bank (the “Bank”), for the three and nine months ended September 30, 2006 and 2005, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Nine Months ended September 30, 2006 and 2005, Compared

Summary

Net earnings for the nine months ended September 30, 2006, increased by $144,531, or 6.75%, as compared to the same period in 2005.  The major contributors to the smaller increase in net earnings relative to prior quarters were a $200,000 writedown of other real estate owned and $133,000 of expense related to overdrawn checking accounts.

Net Interest Income

Total interest income increased $4,443,255, or 32.49%, for the first nine months of 2006 as compared to the same period in 2005.  Average interest-earning assets were $331,685,912 for the first nine months of 2006, as compared to $293,399,599 for the same period in 2005, an increase of $38,286,313, or 13.05%. This increase is largely attributable to the growth of the Bank’s loan portfolio over the last year. The average rate earned on interest earning assets in the first nine months of 2006 was 7.58% as compared to 6.36% in 2005, reflecting the continuing impact of the increase in rates by the Federal Reserve Board during past and current years.

Total interest expense increased by $2,935,802, or 79.13%, in 2006, when compared to the same period in 2005. Average interest bearing liabilities increased to $281,932,749 in the first nine months of 2006 from $225,586,584 in 2005, an increase of $56,346,165, or 24.98%.  The average rate paid increased to 2.36% in the first nine months 2006 as compared to 2.07% in the same period of 2005.

Net interest margin increased to 4.97% for the first nine months of 2006 as compared to 4.77% for the same period in 2005. This was due to the increase in interest rates by the Federal Reserve Board and the fact that the Bank’s assets repriced faster than the Bank’s liabilities.

Provision for Loan Losses

The provision for loan losses totaled $720,000 for the first nine months of 2006 as compared to $685,000 for the same period in 2005.  This increase is due to the growth in the loan portfolio.  For further discussion of the Provision for Loan Losses see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income increased $546,941 or 23.54% for the first nine months of 2006 as compared to the same period in 2005.  Service charges on deposits increased $330,156, or 19.32%, for the first nine months of 2006. This increase is primarily due to an increase of $276,426 in insufficient fund charges or 23.52% when compared to the first nine months of 2005.  Other noninterest income increased $249,111, or 45.80%, during the first nine months of 2006 due primarily to a $119,110 gain on the sale of an investment in a banking related entity (as reported in the Company’s March 31 and June 30, 2006 Forms 10-Q), a $93,396 increase in brokerage revenue, and a $12,859 dividend received from another banking related investment in the second quarter of 2006.

Noninterest Expense

Total noninterest expense increased $1,781,162, or 20.42% during the first nine months of 2006 as compared to 2005.  Salaries and benefits increased $708,823 or 14.63% in the first nine months of 2006.  This increase is primarily due to the expansion of the Bank into new markets and increases in health care costs for Bank employees.  Occupancy expense increased $353,171 or 24.37% and this increase was largely due to an increase in depreciation expense, utilities, and service contracts associated with the completion of several capital projects in the last twelve months.  Other expenses increased $719,168, or 29.63%, during the first nine months of 2006.  The major factors contributing to this increase were a $78,267 increase in professional fees, an $125,722 increase in advertising expenses, a $200,000 writedown on other real estate owned (OREO) properties, and $133,000 of expense related to overdrawn checking accounts.

Income Taxes

Earnings before taxes for the first nine months of 2006 were $3,120,343 as compared to $2,882,111 for the first nine months of 2005, an increase of $238,232, or 8.27%.  Income tax expense for the first nine months of 2006 increased $93,701, to $833,163, when compared to $739,462 during the same period in 2005.  The effective tax rate increased to 26.70% for the first nine months of 2006 when compared to 25.66% for the same period in 2005.

Three Months Ended September 30, 2006 and 2005, Compared

Summary

Net earnings for the three months ended September 30, 2006 decreased $350,762, or 40.77% over the same period in 2005.  The major contributors to the decrease in net earnings relative to the same period in 2005 were a $200,000 writedown of other real estate owned and $133,000 of expense related to overdrawn checking accounts as previously discussed.

Net Interest Income

Total interest income increased $1,367,470, or 27.40%, in the third quarter of 2006 as compared to 2005.  Average interest-earning assets were $335,054,735 for the third quarter of 2006, as compared to $299,123,379 for the same period in 2005, an increase of $35,931,356, or 12.01%. A substantial portion of this growth is due to the expansion of the Bank’s loan portfolio as the Bank expands into new markets and strengthens its position in its existing markets.  The average rate earned during the third quarter of 2006 was 7.72% as compared to 6.74% in 2005, reflecting the continuing impact of increases in rates by the Federal Reserve Board during the past and current years.

Total interest expense increased by $1,122,223 or 77.85% in the third quarter of 2006, when compared to the same period in 2005. Average interest bearing liabilities increased to $285,763,319 in 2006 from $232,640,098 in 2005, an increase of $53,123,221, or 22.83%.  The average rate paid increased to 2.99% in 2006 as compared to 2.16% in 2005.

The net interest margin decreased to 4.79% for the third quarter of 2006, as compared to 4.94% for the same period in 2005.  This margin compression is due to the increased interest expense associated with the Bank’s deposits that continue to reprice at higher interest rates and the leveling of interest income due to the Federal Reserve Board’s decision to pause the recent cycle of rate hikes as of July 2006.

Provision for Loan Losses

The provision for loan losses totaled $240,000 for the third quarter of 2006 as compared to $295,000 for the same period in 2005.  The 2005 provision reflected an increase of $100,000 for specific loans that had been identified as problem loans during the three months ending September 30, 2005. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.

Noninterest Income

Total noninterest income increased $117,666 or 14.24% compared to the 2005 quarter. Service charges on deposits increased $103,728, or 17.06%, for the third quarter of 2006 as compared to 2005. This increase was primarily due to an increase in insufficient fund charges on checks and an increase in ATM network fees and point of sale interchange for the period.

Noninterest Expense

Total noninterest expense increased $880,068, or 29.64%, during the third quarter of 2006 as compared to the same quarter of 2005.  Salaries and benefits increased $227,102, or 13.52%, in the third quarter of 2006 as compared to the same quarter of 2005. This increase is primarily due to the addition of employees as the Bank expands into new markets and increased health care costs for the Bank.  Occupancy expense increased $202,447, or 43.45%, in the third quarter of 2006, largely associated with the completion of several capital projects during the last twelve months and the accrual of depreciation expense thereon.  Other noninterest expense increased $450,519 during the period mainly due to the $200,000 OREO write down, the $133,000 of expense related  of overdrawn checking accounts, and a $42,000 increase in advertising expense.

Income Taxes

Earnings before taxes for the third quarter of 2006 were $649,146 as compared to $1,111,301 in the third quarter of 2005, a decrease of $462,155 or 41.59%.  Income tax expense for the third quarter decreased $111,393 to $139,642, when compared to $251,035 for the same period in 2005.   The effective tax rate decreased to 21.51% in 2006 from 22.59% in 2005.

Financial Condition and Liquidity

Total assets on September 30, 2006 increased $16,193,430 or 4.38% from December 31, 2005.  Average total assets for the first nine months of 2006 were $372,926,474.  The ratio of loans (net of allowance) to deposits plus repurchase agreements on September 30, 2006 was 75.67% as compared to 69.84% on December 31, 2005.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of September 30, 2006 decreased by $10,317,385, or by 34.40%, from December 31, 2005. This decrease is attributed to the Bank reallocating funds from lower earning assets to higher yielding loans.

Loans

Net loans increased by $24,255,790 or 10.67% at September 30, 2006, from December 31, 2005.  Agricultural lending and nonfarm, nonresidential loans contributed the majority of this loan growth.

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

The allowance for loan losses consists of two portions:  the classified portion and the nonclassified portion.  The classified portion is based on identified problem loans and is calculated based on an assessment of credit risk related to those loans.  Specific loss estimate amounts are included in the allowance based on assigned loan classifications and specific reserves based on identifiable losses. Any loan categorized loss is charged off in the period in which the loan is so categorized.

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

The allowance for possible loan losses represents 1.10% of gross loans at September 30, 2006, as compared to 1.32% at year-end 2005.  Management believes the current level to be acceptable as the decrease is a result of charging off loans that had previously been classified. The current rate provision for losses and anticipated future charge off rate are believed to be sufficient to provide adequate coverage.

The amount of loans on which the accrual of interest had been discontinued has increased to $2,463,396 at September 30, 2006, as compared to $1,406,422 at December 31, 2005.  This amount is due to approximately $1,816,000 of agricultural loans that are past due greater than ninety days as of September 30, 2006.  These loans have been classified in the loan loss reserve calculation and are being analyzed by the Bank on an ongoing basis.  The Bank expects to receive proceeds from the sale of underlying collateral and restructure the remaining amounts at serviceable levels.  Net charged-off loans for the first nine months of 2006 were $952,000, as compared to $368,000 for the same period in 2005.  The increase in charged-off loans is due to the Bank’s decision to write off a selection of agriculture loans after completion, in the third quarter of 2006, of the analysis of these loans as reported in the Company’s June 30, 2006 Form10-Q.

Non-performing Assets

The following table sets forth the Company's non-performing assets at September 30, 2006 and December 31, 2005. Under the Company's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below.  These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties.

		September 30,	December 31,
		2006	2005
		(Dollars in Thousands)
	Description

A	Loans accounted for on
	a nonaccrual basis	$2,463	$1,406

B	Loans which are contractually
	past due ninety days or more
	as to interest or principal
	payments (excluding balances
	included in (A) above)	$	$4

C	Loans, the terms of which have
	been renegotiated to provide
	a reduction or deferral of interest
	or principal because of a
	deterioration in the financial
	position of the borrower.	$247	$318

D	Other non-performing assets	$1,006	$1,131

Investment Securities

Total investments available for sale have increased $5,207,189 at September 30, 2006 as compared to December 31, 2005 due to the Bank investing lower yielding funds into the higher yielding investment portfolio.  As available for sale, all investments are marked-to-market on a monthly basis with unrealized gains and losses, net of tax, adjusted through a component of stockholders equity.  Management considers all unrealized losses within the investment portfolio to be temporary.  As of September 30, 2006, the investment portfolio had a net unrealized loss of $855,120.

Premises and Equipment

Premises and equipment increased $2,933,912 during the first nine months of 2006.  This increase is largely due to the completion of a new branch in Magnolia Springs, Alabama which was placed in service as of August 7, 2006, and the Bank’s migration to remote image capture within the period.  The Bank also completed renovations of its Information Systems Department and the building that houses the Bank’s Agri-Finance division.

Intangible Asset

On July 2, 2004, the Company acquired a State of Florida banking charter from a financial institution.  Subsequent to the purchase, the charter was terminated but the Company retained the legal right to branch into Florida through its existing Alabama bank charter.  The Company accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights.  The Company tests the intangible asset each September 30 for impairment.  At September 30, 2006, the Company operates two branch offices in Florida.

For the three months and nine months ended September 30, 2006 and 2005, no impairment was recorded related to the intangible asset.  As of September 30, 2006 and 2005, the Company had recorded $917,263 in intangible assets related to the cost of the charter.

Deposits

Total deposits decreased $5,411,872, or 1.86%, at September 30, 2006 from December 31, 2005.  Noninterest bearing demand deposits decreased $5,146,271 at September 30, 2006, from December 31, 2005.  The balance of funds held in brokerage-based sweep accounts as of September 30, 2006 was $15,144,516.

Liquidity

One of the Company’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds.  Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank has other sources of short-term financing available including, through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank, and the institutional deposit market (brokered CD’s) to provide liquidity.  Should the Company’s traditional sources of liquidity be constrained, forcing the Company to pursue avenues of funding not typically used, the Company’s net interest margin could be impacted negatively. The Company has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Bank’s liquidity at September 30, 2006 is considered adequate by management.  Also see Item 3 below.

Capital Adequacy

The Bank has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on September 30, 2006, was $29,773,408, an increase of $1,979,048, or 7.12%, from December 31, 2005.  This net increase is a combination of current period earnings, reduced by a slight increase in the unrealized losses on securities available for sale and the declaration of dividends as of September 30, 2006.

Primary capital to total assets at September 30, 2006, was 10.22%, as compared to 8.86% at year-end 2005.  The Company's risk based capital was $46,186,000, or 16.13% of risk adjusted assets, at September 30, 2006, as compared to $34,418,000, or 13.03%, at year-end 2005.  The growth is due to the issuance of Trust Preferred Securities as discussed in Note 4 above. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations and expansion efforts.  Continued growth into new markets may require the Company to further access external funding sources.  There can be no assurance that such funding sources will be available to the Company.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates.  The following table presents the Bank's projected change in NPV for the various rate shock levels as of September 30, 2006.  All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates (Basis Points)	Market Value Equity	Change in Market Value Equity	Change in Market Value Equity %

300	73,793	13,804	23.01%
200	69,978	9,989	16.65%
100	65,359	5,370	8.95%
0	59,989	-	0.00%
-100	53,827	(6,162)	(10.27%)
-200	46,688	(13,301)	(22.17%)
-300	40,357	(19,632)	(32.73%)

The preceding table indicates that at September 30, 2006, in the event of a sudden and sustained increase in prevailing market interest rates, the Bank's NPV would be expected to increase and that in the event of a sudden decrease in prevailing market interest rates, the Bank's NPV would be expected to decrease.  The growth in variable rate loans has caused the Bank to become more asset sensitive over the period of a year, but the net interest margin remains stable in all interest rate environments tested.

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

Derivative Financial Instruments

To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a variable-rate loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agrees to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement.  The Company paid its counterparty a one-time premium equal to $52,500 which is being amortized during the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge.  As of September 30, 2006, the interest rate floor contract was carried at fair value which was equal to $5,250.  The Company considers the derivative (interest rate floor) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).

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

Item 6.  Exhibits

Exhibit Number

Exhibits.

4.1

Purchase Agreement, dated as of September 27, 2006, among the Registrant, United Bancorp Capital Trust II and TWE, Ltd., as Purchaser

4.2

Junior Subordinated Indenture, dated as of September 27, 2006, by and between the Registrant and Wilmington Trust Company, as Trustee

4.3

United Bancorp Capital Trust II Amended and Restated Trust Agreement, dated as of September 27, 2006, among the Registrant, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust       Company, as Delaware Trustee and Robert R. Jones, III and Allen O. Jones, as Administrative Trustees

4.4

United Bancorp Capital Trust II Guarantee Agreement, dated as of   September 27, 2006, by and between the Registrant, as Guarantor and Wilmington Trust Company, as Guarantee Trustee

4.5

Common Securities Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant

4.6

Junior Subordinated Note Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant

31.1

Certification of  Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section  906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
Date: November 13, 2006
	By:	/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO

UNITED BANCORPORATION OF ALABAMA, INC.
Date: November 13, 2006
	By:	/s/ Allen O. Jones, Jr.
Allen O. Jones, Jr.
Chief Financial Officer