Form 10-K
period 2006-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2007-03-30
CIK 704561

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File No. 2-78572
December 31, 2006

UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573
(State or other jurisdiction organization)	(I.R.S. Employer Identification of incorporation or No.)

P.O. Drawer 8, Atmore, Alabama 36504
(Address of principal executive offices)

Registrant's telephone number, including area code:	(251) 446-6000

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [  ]
No  [X]

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

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No   [X]

Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 10, 2007 was $42,496,616 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 27, 2007

Class A	$.01	2,236,664	Shares*
Class B	$.01	0	Shares

*Excludes 138,807 shares held as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

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

UNITED BANCORPORATION OF ALABAMA, INC AND UNITED BANK

United Bancorporation of Alabama, Inc. (the "Corporation" or the “Company”) is a one-bank financial holding company, with headquarters in Atmore, Alabama.  The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama ("Atmore") and Peoples Bank, Frisco City, Alabama ("Peoples").  Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City ("Frisco City"), also a wholly-owned subsidiary of the Corporation, in late 1982.  Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply "United Bank."

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), operate primarily in one business segment, commercial banking.  United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation.  The Bank serves its customers from fourteen full service banking offices located in Atmore (2 offices), Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette (2 offices), Silverhill, Magnolia Springs, and Summerdale, Alabama, a loan production office in Loxley, and offices in Jay and Milton, Florida.

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

EMPLOYEES

The Corporation and its subsidiary had approximately 165 full-time equivalent employees at December 31, 2006.  All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation.  The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

SUPERVISION, REGULATION AND GOVERNMENT POLICY

Bank holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law.  The following brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation's business.  Any change in applicable law or regulations could have a material effect on the business of the Corporation and its subsidiary.  Supervision, regulation and examination of banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Corporation common stock.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the BIF and included numerous revised statutory provisions.  FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized”, “undercapitalized",  "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies.  At December 31, 2006, the Bank was "well capitalized" and was not subject to restrictions imposed for failure to satisfy applicable capital requirements.  BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

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

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2006, 2005 and 2004.  Averages referred to in the following statistical information are generally average daily balances.

AVERAGE CONSOLIDATED BALANCE SHEETS

December 31,

2006, 2005 and 2004

(Dollars In Thousands)

Assets	2006	2005	2004
Cash and due from banks	16,306	13,986	7,231
Interest - bearing deposits with other financial institutions	10,369	6,847	8,147
Federal funds sold and repurchase agreements	8,535	9,784	3,176
Taxable securities available for sale	43,275	42,604	32,878
Tax-exempt securities available for sale	31,870	26,117	23,966
Loans, net	242,431	213,311	184,634
Premises and equipment, net	9,117	8,179	7,962
Interest receivable and other assets	12,738	9,484	11,118
Total Assets	374,641	330,312	279,112

Liabilities and Stockholders' Equity
Demand deposits-noninterest-bearing	63,833	63,211	48,950
Demand deposits-interest bearing	57,613	49,350	41,479
Savings deposits	21,507	25,012	21,034
Time deposits	143,241	122,387	109,333
Other borrowed funds	16,380	13,500	13,790
Repurchase agreements	41,745	27,580	17,148
Accrued expenses and other liabilities	2,026	2,789	1,697
Total liabilities	346,345	303,829	253,431

Stockholders' Equity
Common stock	24	24	24
Additional Paid in Capital	5,523	5,423	5,506
Retained earnings	24,287	21,942	20,474
Accumulated other comprehensive income net of deferred taxes	(707)	(71)	533
Less: shares held in treasury, at cost	(831)	(835)	(856)
Total stockholders' equity	28,296	26,483	25,681
Total liabilities and stockholders' equity	374,641	330,312	279,112

Analysis of Net Interest Earnings:  The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities.

(Dollars in Thousands)
		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2006
Loans, net (1)	242,431	20,815	8.59%
Taxable securities available for sale	43,275	2,112	4.88%
Tax exempt sec available for sale (2)	31,870	1,912	6.00%
Federal funds sold and repurchase agreements	8,535	434	5.08%
Interest-bearing deposits with other financial institutions	10,369	427	4.12%
Total interest-earning assets	336,480	25,700	7.64%

Saving deposits and demand deposits interest-bearing	79,120	1,197	1.51%
Time deposits	143,241	5,846	4.08%
Repurchase agreements	41,745	1,661	3.98%
Other borrowed funds	16,380	1,052	6.42%
Total interest-bearing liabilities	280,486	9,756	3.48%
Net interest income/net yield on interest earning assets		15,944	4.74%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2005
Loans, net (1)	213,311	15,786	7.40%
Taxable securities available for sale	42,604	1,822	4.28%
Tax exempt sec available for sale (2)	26,117	1,575	6.03%
Federal funds sold and repurchase agreements	9,784	243	2.48%
Interest-bearing deposits with other financial institutions	6,847	204	2.98%
Total interest-earning assets	298,663	19,630	6.57%

Saving deposits and demand deposits interest-bearing	74,362	893	1.20%
Time deposits	122,387	3,290	2.69%
Repurchase agreements	27,580	642	2.33%
Other borrowed funds	13,500	678	5.02%
Total interest-bearing liabilities	237,829	5,503	2.31%
Net interest income/net yield on interest earning assets		14,127	4.73%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2004
Loans, net (1)	184,634	11,980	6.49%
Taxable securities available for sale	32,878	1,223	3.72%
Tax exempt sec available for sale (2)	23,966	1,500	6.26%
Federal funds sold and repurchase agreements	3,176	53	1.67%
Interest-bearing deposits with other financial institutions	8,147	107	1.31%
Total interest-earning assets	252,801	14,863	5.88%

Saving deposits and demand deposits interest-bearing	62,513	578	0.92%
Time deposits	109,333	2,306	2.11%
Repurchase agreements	17,148	79	0.46%
Other borrowed funds	13,790	576	4.18%
Total interest-bearing liabilities	202,784	3,539	1.75%
Net interest income/net yield on interest earning assets		11,324	4.48%

 (1)

Loans on nonaccrual status have been included in the computation of average balances.

 (2)

Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2006, 2005 and 2004

Analysis of Changes in Interest Income and Interest Expense:  The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
			Interest Income
Average Balances			Expense			Variance As to
2006	2005		2006	2005	Variance	Rate	Volume

$ 242,431	213,311	Loans (Net)	20,815	15,786	5,029	2,684	2,345
43,275	42,604	Taxable Securities AFS(1)	2,112	1,822	290	30	260
31,870	26,117	Tax Exempt Securities AFS (2)	1,912	1,575	337	(15)	352
8,535	9,784	Fed Funds Sold	434	243	191	(52)	243
10,369	6,847	Interest Bearing Deposits	427	204	223	132	91
336,480	298,663	Total Interest Earning Assets	25,700	19,630	6,070	2,779	3,291
		Savings and Interest Bearing
79,120	74,362	Demand Deposits	1,197	893	304	255	49
143,241	122,387	Time Deposits	5,846	3,290	2,556	1,732	824
41,745	27,580	Repurchase Agreements	1,661	642	1,019	595	424
16,380	13,500	Other Borrowed Funds	1,052	678	374	130	244
280,486	237,829	Total Int. Bearing Liabilities	9,756	5,503	4,253	2,712	1,541

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)

Available for Sale (AFS)

(2)

Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2006 and 2005.

Analysis of Changes in Interest Income and Interest Expense:  The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
			Interest Income
Average Balances			Expense			Variance As to
2005	2004		2005	2004	Variance	Rate	Volume

213,311	184,634	Loans (Net)	15,786	11,980	3,806	1,847	1,959
42,604	32,878	Taxable Securities AFS(1)	1,822	1,223	599	207	392
26,117	23,966	Tax Exempt Securities AFS (2)	1,575	1,500	75	(28)	103
9,784	3,176	Fed Funds Sold	243	53	190	150	40
6,847	8,147	Interest Bearing Deposits	204	107	97	92	5
298,663	252,801	Total Interest Earning Assets	19,960	14,863	4,767	2,268	2,499
		Savings and Interest Bearing
74,362	62,513	Demand Deposits	893	578	315	252	63
122,387	109,333	Other Time Deposits	3,290	2,306	984	731	255
27,580	17,148	Repurchase Agreements	642	79	563	350	213
13,500	13,790	Other Borrowed Funds	678	576	102	62	40
237,329	202,784	Total Int. Bearing Liabilities	5,503	3,539	1,964	1,395	571

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)

Available for Sale (AFS)

(2)

Yields on tax-exempt obligations have been computed on a full federal tax equivalent basis using an income tax rate of 34% for 2005 and 2004.

INVESTMENTS

The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure.  Since 2001 the Bank has moved all investments held to maturity to available for sale.  The Bank's current loan policy establishes the gross optimal ratio of loans to deposits and repurchase agreements ratio as being 85%.  This ratio as of December 31, 2006 was 65.35%.  Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank's credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, repurchase agreement growth, reallocation of maturing investments and advances from the Federal Home Loan Bank of Atlanta (FHLB).

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

INVESTMENT SECURITIES AVAILABLE FOR SALE

December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	2006		2005		2004
	Amortized	Percentage of	Amortized	Percentage of	Amortized	Percentage of
	Cost	Portfolio	Cost	Portfolio	Cost	Portfolio

U.S. Government sponsored agencies	55,111	50.5%	19,103	26.6%	8,082	14.8%
Mortgage Backed Sec	21,415	19.6%	23,773	33.1%	22,604	41.5%
State and Municipal	32,649	29.9%	28,894	40.3%	23,816	43.7%
Total	$ 109,175	100.0%	$ 71,770	100.0%	54,502	100.0%

The following table sets forth the distribution of maturities of investment securities available for sale.

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE

December 31, 2006, 2005 and 2004

(Dollars in Thousands)

	2006		2005		2004
US Government Agencies excluding Mortgage Backed securities
Within one year	29,457	5.40%	-	0.00%	-	0.00%
1-5 years	12,869	4.48%	17,103	4.06%	6,199	3.21%
5-10 years	11,785	5.48%	2,000	4.89%	1,883	4.67%
After 10 years	1,000	5.75%	-	0.00%	-	0.00%
Total	55,111	5.21%	19,103	4.15%	8,082	3.55%

Mortgage Backed Securities
Within one year	-	0.00%	-	0.00%	-	0.00%
1-5 years	3,980	4.02%	4,292	3.83%	1,914	3.61%
5-10 years	6,000	4.05%	8,358	4.06%	8,218	3.86%
After 10 years	11,435	4.66%	11,123	4.98%	12,472	4.26%
Total	21,415	4.37%	23,773	4.45%	22,604	4.06%

State & Municipal (1)
Within one year	591	2.52%	1,000	3.13%	165	11.72%
1-5 years	5,169	3.88%	4,709	3.76%	3,606	7.59%
5-10 years	12,407	4.09%	10,416	4.11%	8,654	9.24%
After 10 years	14,482	4.01%	12,769	4.01%	11,391	9.94%
Total	32,649	3.99%	28,894	3.97%	23,816	9.34%

Totals	109,175	4.68%	71,770	4.18%	54,502	6.28%

(1)

Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2006, 2005 and 2004.

RELATIVE LENDING RISK

United Bank serves both rural and suburban markets.  The rural market is composed primarily of lower to middle income families.  The rural market economy is influenced by timber and agricultural production.  The suburban market is faster growing, more commercial and is composed of a higher income mix than the rural market.  The Bank's loan portfolio mix is reflective of these markets.  The Bank's ratio of loans to assets or deposits is comparable to its peer banks serving similar markets.

The risks associated with the Bank's lending are primarily interest rate risk and credit risks from economic conditions and concentrations and/or quality of loans.

Interest rate risk is a function of the maturity of the loan and method of pricing.  The Bank's loan maturity distribution reflects 43.17% of the portfolio maturing in one year or less.  In addition, 57.03% of all loans float with an interest rate index.  The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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

An average loan in the loan portfolio at December 31, 2006 was approximately $61,983, an increase of $15,994 from 2005.

LOAN PORTFOLIO MATURITIES

Maturities and loan re-pricing indices in the Corporation's loan portfolio are as follows:

REMAINING MATURITY

December 31, 2006

(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total

Commercial, financial and agricultural	$46,030	67,480	12,053	$125,563
Real estate - construction	52,552	12,835	1,665	$67,052
Real estate - mortgage 1-4 family	8,232	23,513	6,101	$37,846
Installment loans to individuals	5,259	8,683	1,236	$15,178
Totals	$112,073	112,511	21,055	245,639

LOANS BY RE-PRICING INDEX

(Dollars in Thousands)

	Index

	Prime	LIBOR	Other	Total

Commercial, financial and agricultural	$58,458	1,253	220	59,931
Real estate - construction	52,716	3,191	4,621	60,528
Real estate - mortgage 1-4 family	16,952	-	23	16,975
Installment loans to individuals	2,654	-	10	2,664
Totals	$130,780	4,444	4,874	140,098

For additional information regarding interest rate sensitivity see INTEREST RATE SENSITIVITY in Item 7 below and Item 7A below.

Non-performing Assets: Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment.  Impaired loans are covered by the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. At December 31, 2006, the Bank had $1,766,960 in impaired loans.

The following table sets forth the Corporation's non-performing assets at December 31, 2006, 2005, 2004, 2003 and 2002. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when the ability to collect the principal and interest is in doubt or when principal and interest is 90 days or more past due, except for credit cards, which continue to accrue interest.

(Dollars in Thousands)
	Descriptions	2006	2005	2004	2003	2002
A	Loans accounted for on a nonaccrual basis	$1,570	$1,406	$1,202	$2,171	$1,169

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	9	4	14	15	10

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	197	318	351	229	968

D	Other non-performing assets	621	1,131	1,384	1,108	350

	Total	$2,397	$2,859	$2,951	$3,523	$2,497

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $123,917, $165,159, $102,372, $95,877 and $29,968 for 2006, 2005, 2004, 2003, and 2002 respectively. All of the assets in (D) above at the end of 2006, 2005, 2004, 2003 and 2002 were other real estate owned (OREO).

At December 31, 2006, loans with a total outstanding balance of $13,303,949 were considered potential problem loans compared to $13,264,440, $6,602,558, $6,491,658, and $4,127,658 as of 2005, 2004, 2003, and 2002 respectively.  Potential problem loans consist of those loans for which management is monitoring performance or has concerns as to the borrower's ability to comply with present loan repayment terms.

The increase in potential problem loans in 2005 was due primarily to The Bank downgrading $6,700,000 of agricultural loans.

There may be additional loans in the Bank's portfolio that may become classified as conditions dictate.  Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

LOAN CONCENTRATIONS

On December 31, 2006, the Bank had $36,937,000 of agriculture-related loans as compared to $35,407,000, $27,459,000, and $26,218,000 and $30,983,000 in 2005, 2004, 2003, and 2002 respectively. Agriculture loans accounted for $990,143, $424,109, $4,980, $2,915, and $0 of nonaccrual loans in 2006, 2005, 2004, 2003, and 2002, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

	2006	2005	2004	2003	2002
Average amount of loans outstanding, net	242,431	213,311	184,634	163,897	152,869
Allowance for loan losses beginning January 1	3,028	2,562	2,117	2,117	1,993
Loans Charged off:
Commercial, financial and agriculture	(1,062)	(365)	(155)	(451)	(563)
Real estate - mortgage	-	-	(45)	(117)	(7)
Installment loans to individuals	(95)	(108)	(158)	(238)	(195)
Total Charged off	(1,157)	(473)	(358)	(806)	(765)
Recoveries during the period
Commercial, financial and agriculture	35	2	2	27	5
Real estate - mortgage	-	-	-	7	-
Installment loans to individuals	45	57	81	31	47
Total Recoveries	80	59	83	65	52
Loans Charged off, net	(1,077)	(414)	(275)	(741)	(713)
Other Adjustments	100	-	-	-	-
Additions to the allowance charged to operations	960	880	720	741	837
	3,011	3,028	2,562	2,117	2,117
Ratio of net charge offs during the period to average loans outstanding	0.44%	0.19%	0.15%	0.45%	0.46%

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

The allowance for loan losses consists of two portions:  the classified portion and the nonclassified portion.  The classified portion is based on identified problem loans and is determined based on an assessment of credit risk related to those loans.  Specific loss estimate amounts are included in the allowance based on an evaluation of the individual credits.  Any loan categorized loss is charged off in the period which the loan is so categorized.

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

Management believes that the allowance for loan losses at December 31, 2006 is adequate and appropriate given past experience and the underlying strength of the loan portfolio.

The table below reflects an allocation of the allowance for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.  The allocation represents an estimate for each category of loans based upon historical experience and management's judgment.

(Dollars In Thousands)

						Percentage of Loans to
	Allowance					Total Loans
	2006	2005	2004	2003	2002	2006	2005	2004	2003	2002

Commercial, financial and agricultural	2,173	2,271	1,942	1,505	1,453	54.2%	70.1%	76.0%	70.5%	68.6%
Real estate - construction	116	91	85	87	107	24.2%	8.5%	3.3%	4.1%	5.1%
Real estate - mortgage 1-4 family	563	454	374	379	362	15.4%	15.6%	14.4%	18.5%	17.1%
Installment loans to individuals	159	212	161	146	195	6.2%	5.8%	6.3%	6.9%	9.2%
Total	3,011	3,028	2,562	2,117	2,117	100.0%	100.0%	100.0%	100.0%	100.0%

DELINQUENT LOAN POLICY

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

The following table sets forth the average amount of deposits for the years 2006, 2005 and 2004 by category.

DEPOSITS

(Dollars in Thousands)

	Average Deposits			Average Rate Paid
	2006	2005	2004	2006	2005	2004

Noninterest-bearing demand deposits	$ 63,833	$ 63,211	$ 48,950	0%	0%	0%
Interest - bearing
Demand	57,613	49,350	41,479	1.98%	1.38%	1.26%
Savings	21,507	25,012	21,034	0.25%	0.25%	0.25%
Time	143,241	122,387	109,333	4.08%	2.68%	2.11%
	$ 222,361	$ 196,749	$ 171,846	3.17%	2.05%	1.68%

The following shows the amount of time deposits outstanding at December 31, 2006, classified by time remaining until maturity.

	$100,000 or Greater
	Certificates of	Other Time
Maturity	Deposits	Deposits

Three months or less	$16,937	20,405
Three to six months	12,076	22,229
Six to twelve months	23,694	26,643
Twelve months or more	15,937	17,190
Totals	$68,644	86,467

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.

(Dollars in Thousands)
	Maximum
	Outstanding	Average	Average	Ending	Average Interest
	at any Month End	Balance	Interest Rate	Balance	Rate at Year End

2006
Securities sold under agreements to repurchase	47,133	41,745	3.98%	44,410	4.17%
Other short term borrowings	872	362	5.25%	857	3.49%

2005
Securities sold under agreements to repurchase	34,429	27,580	2.30%	34,429	3.14%
Other short term borrowings	1,001	346	3.45%	1,001	3.45%

2004
Securities sold under agreements to repurchase	23,838	17,148	0.46%	18,381	1.27%
Other short term borrowings	3,250	263	1.82%	7	1.53%

Return on Equity and Assets:  The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Return on average assets	0.84%	0.88%	0.77%

Return on average equity	11.08%	10.93%	8.38%

Dividend pay-out ratio	21.43%	23.08%	30.87%

Ratio of average equity to average assets	7.55%	8.02%	9.20%

ITEM 1A. RISK FACTORS

The following discusses risks that management believes could have a negative impact on the Company’s financial performance. When analyzing an investment in the Company, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered.  The risk factors relate primarily to the commercial banking operations of the Bank.  This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Company:

CAPITAL RISK

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations.  The Company anticipates that capital resources will satisfy these requirements in the near term.  However, the Company may need to raise additional capital to support growth or for other needs.  The ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are beyond the Company’s control, as well as on the Company current and anticipated financial performance.  Accordingly, there can be no assurances as to the Company’s ability to raise additional capital, if needed, on favorable terms or at all.  In the event the Company is unable to raise capital when needed, its ability to further expand operations through internal capital generation (net earnings) and acquisitions could be impeded.

INTEREST RATE RISK

The Bank’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Bank’s net interest income and margin will be affected by general economic conditions,  fiscal and monetary policies of the Federal government that influence market interest rates, the Bank’s ability to respond to changes in such rates and other factors that determine the level and direction of movement of interest rates. At any given time, the Bank’s assets and liabilities may be so positioned that they are affected differently by a change in the level or direction of interest rates. As a result, an increase or decrease in rates, loan terms, the mix of adjustable- and fixed-rate loans or investment securities in the Bank’s portfolio or the shape of the yield curve could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates could adversely affect operating results.  See “INTEREST RATE SENSITIVITY” in Item 7 below and Item 7A below.

CREDIT RISK

As a lender, the Bank is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. Adverse changes in the economy or business conditions, either nationally or in the Bank’s market areas, could increase credit related losses or related expenses and/or limit growth. Substantially all of the Bank’s loans are to businesses and individuals in a limited geographic area and any economic decline in this local market could impact the Bank adversely. The Bank makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Bank to increase the allowance in the future by increasing the provision for loan losses. The Bank has adopted credit policies which when combined with underwriting and credit monitoring procedures produce a process that management believes is appropriate to control these risks.  Such policies and procedures may not prevent unexpected losses that could have a material adverse affect on the Bank’s financial condition and/or results of operations. See “PROVISION FOR LOAN LOSSES” in Item 7 and “Summary of Loan Loss Experience” and “Allowance for Loan Losses” in Item 1.

COMPETITION

The financial services industry is highly competitive.  Competition for attracting and retaining deposits and attracting desirable loans comes from a wide array of financial companies, such as other banks,  savings institutions, credit unions, mutual fund companies, insurance companies and, increasingly, other non-bank businesses. Some of the Bank’s competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, and have greater access to capital and funding.  The presence of one or more aggressive competitors in the Bank’s market area could have an adverse affect on the Bank’s financial condition and/or results of operations by increasing the cost of deposits, reducing the rates on loans or limiting access to quality borrowers.  See “Competition” in Item 1.

GOVERNMENT REGULATION AND SUPERVISION

The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Bank is also subject to capitalization guidelines established by Federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on the Bank’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Bank to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers.  See “Supervision, Regulation and Government Policy” in Item 1.

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

SEVERE WEATHER, NATURAL DISASTERS, ACTS OF WAR OR TERRORISM AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY IMPACT THE CORPORATIONS BUSINESS

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Bank’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base, restrict the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Bank to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Bank’s business, which, in turn, could have a material adverse effect on the Bank’s financial condition and results of operations.

INFORMATION SYSTEMS INTEGRITY

The Bank relies on modern data, communication, and network systems to conduct ongoing operations.  These systems could be vulnerable to internal and external attacks to the physical equipment or the raw data stored within these systems.  Failures to maintain the integrity of one or more of these systems could threaten the Bank’s ability to serve customers in an effective and timely manner.  The Bank maintains policies and procedures governing the access to and use of these systems in order to insulate the systems from any sort of security breach.  However, any breach could have a material adverse effect on the financial position and future earnings of the Bank.

TECHNOLOGICAL ADVANCEMENT AND IMPLEMENTATION

The future success of the Bank is directly related to the successful implementation of new technological advancements pertaining to the banking industry.  Technology continues to offer the Bank new avenues to add products for customers, as well as increase the efficiency of the Bank’s internal operations.  Failure to effectively manage the implementation of emerging technology could result in the loss of existing customers or limit the Bank’s ability to attract new customers, thus putting pressure on the Bank’s financial position and future earnings.

INTERNAL AUDIT AND CONTROL RISK

The Bank incorporates the use of various internal audit review and internal controls to minimize the Bank’s exposure to material financial misstatement or fraudulent activity.  Despite the presence of these systems, the Bank is exposed to the inherent risks that are present in any similar environment, including risks that a control, or controls, could be circumvented.  The Bank attempts to revise its internal audit procedures and controls as its operations evolve.  However rigorously the Bank undertakes its pursuit of internal controls, this process can only provide reasonable assurance that the Bank’s financial reporting does not include material misstatement.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Corporation's bank subsidiary operates fourteen full service branches and one loan production office, which the subsidiary owns or leases.  The offices are located in Escambia County, Alabama (cities of Atmore (two offices) and Flomaton); Monroe County, Alabama (cities of Monroeville and Frisco City); Baldwin County, Alabama (cities of Foley, Lillian, Bay Minette (two offices), Magnolia Springs, Silverhill, Summerdale, and a loan production office in Loxley); and Santa Rosa County, Florida (cities of Jay and Milton), with the principal office located in Atmore, Alabama. All land, buildings, and fixed assets owned by the Corporation were transferred as an investment of capital to the Bank during 2006.  The office in Atmore is a modern, three story building.  This building and the adjacent AgriFinance Office and the Bank’s Information Systems Department facility were completely remodeled and updated following damage from Hurricanes Ivan and Dennis in 2004 and 2005.  Following Hurricane Ivan in 2004, the Monroeville office received extensive remodeling and upgrades. The Bank completed construction of a full service office to replace the limited drive-thru location on the south side of Atmore during 2005. The Foley office was purchased in October of 2002.  The office in Lillian is a modern two-story brick building.  The Bank also owns a two story brick building in Bay Minette.  The second office in Bay Minette was built in 2003 on Highway 59. The office in Silverhill is the original post office built in 1902, and is a two story wooden structure owned by the Bank. Construction was completed a new office located in Magnolia Springs on the corner of US Highway 98 and County Road 49 during the summer of 2006.  The Bank has opened two new branches in Santa Rosa County, Florida. Currently, these facilities are located in rented offices in strip shopping centers, offering limited services.  The Bank is currently planning the construction or purchase of three to four branches to be placed in service during 2007 with another two to three branches to be constructed during the 2008 fiscal year.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's authorized common shares consist of the following:

(1)

5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,375,471 shares are issued and 2,236,664 are outstanding and held by approximately 779 shareholders of record, as of March 27, 2007.

(2)

250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 27, 2007.

The Corporation recently became aware that its common stock appears to be quoted on the Over-the-Counter-Bulleting Board, or OTCBB, a regulated quotation service that is administered and regulated by the National Association of Securities Dealers, Inc., or NASD, under the trading symbol “UBAB.”  The Corporation has neither applied for nor had contact with NASD with respect to the OTCBB or any other quotation service.  The Corporation’s common stock is not listed on any exchange.

The Corporation is informed that over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions and may not necessarily reflect actual transactions.  Although bid prices have apparently been posted on the OTCBB during 2005 and 2006, the Corporation believes that no transactions occurred in 2006, and only 7 transactions occurred in 2005 at prices ranging from $14.80 to $15.85 per share.  Because very few transactions involving the Corporation’s common stock have been reported on the OTCBB, the Corporation believes that any reported bid or asked price may not reflect a fair valuation of its common stock.

The Corporation paid total cash dividends per common share of $0.30 per common share in 2006 and 2005, and $0.30* per common share in 2004. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any.  Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors.  In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 17 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.

*Adjusted for the two-for-one stock split in June 2004

COMPARATIVE PERFORMANCE GRAPH

The Securities and Exchange Commission (“SEC”) requires the Corporation to include in this Form 10-K a graph which compares the yearly percentage change in cumulative total shareholder return on the Class A Stock with (i) the performance of a broad equity market indicator, and (ii) the performance of a published industry index or peer group. Set forth below is a graph comparing the yearly percentage change in the cumulative total stockholder return on the Class A Stock against the cumulative total return of the S&P 500 Index and the Nasdaq Bank Index for the five-year period from December 31, 2001 to December 31, 2006. The Nasdaq Bank Index is a broad-based capitalization-weighted index of domestic and foreign common stocks of banks that are traded on the Nasdaq National Market System (Nasdaq/NMS) as well as the SmallCap Market. The Class A Stock is not actively traded on a recognized market, and the price for the Class A Stock on the dates represented in the graph are based on the most recent sales prices reported to the Corporation on or prior to each such date.

Comparative Performance Graph
Index Value
250
200
150
100
50
-
2001
2002
2003
2004
2005
2006
United Bancorporation of Alabama, Inc.
S & P 500
Nasdaq Bank Index

	2001	2002	2003	2004	2005	2006
United Bancorporation of Alabama, Inc.	100	166.06	166.37	161.61	191.78	211.51
S & P 500	100	76.63	96.91	105.56	108.73	123.54
Nasdaq Bank Index	100	104.52	135.80	150.73	144.20	160.07

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in Thousands)
(Except Per Share Data)
2006		2005	2004	2003	2002

Income statement data:
Interest Income	$25,050	$19,094	$14,353	$13,343	$14,017
Interest Expense	9,756	5,503	3,539	3,650	4,575

Net interest income	15,294	13,592	10,814	9,693	9,442
Provision for loan losses	960	880	720	741	837

Net interest income after provision for loan losses	14,334	12,712	10,094	8,952	8,605

Investment securities gains (losses), net	(5)	34	171	489	77

Noninterest income	3,912	3,136	3,045	3,467	2,726

Noninterest expense	14,089	11,913	10,374	9,614	8,693

Net earnings	3,135	2,895	2,153	2,131	2,035

Balance sheet data:
Total assets	426,171	369,829	311,963	254,979	232,822

Total loans, net	242,627	227,282	194,617	162,031	160,319

Total deposits	326,835	291,020	250,957	199,406	182,565

Total Stockholders' equity	30,725	28,026	26,345	24,969	23,453

Per share data*:
Basic earnings per share	1.41	1.30	0.97	0.98	0.93
Fully diluted earnings per share	1.40	1.30	0.97	0.98	0.91

Cash dividend per share*	$0.30	$0.30	$0.30	$0.28	$0.28

*Adjusted for 2-for-1 stock split effective June 2004

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following financial review is presented to provide an analysis of the consolidated results of operations of the Company and its subsidiary.  This review should be read in conjunction with the consolidated financial statements included under Item 8.

OVERVIEW

This overview is a broad, high-level discussion of various financial measures addressed in detail in the following discussion and analysis.  The items addressed, as such, do not have any more or less significance than the detailed discussion to follow.

United Bancorporation of Alabama, Inc. is a one-bank holding company that competes in the commercial banking industry within the primary markets of Southwest Alabama and Northwest Florida.  As a community bank, the Bank strives to serve the needs of the total market including, but not limited to, consumer and business banking needs, agricultural financing, mortgage products, and various insurance and investment needs.

At December 31, 2006 the Company had $426,170,974 of total assets, compared to $370,061,044 at December 31, 2005.  The growth of loans and investment securities were the primary components of the increase from year to year.  Total deposits increased over 12% to $326,835,463, as compared to $291,020,471 at the end of 2005.  The growth in deposits was the primary source of funding for the growth in both loans and investments.  The Company also issued Trust Preferred Securities in the amount of $10,000,000. Of the total funds raised, $6,000,000 was invested in United Bank as equity to provide support for the Bank’s future growth.  The remainder ($4,000,000) was reserved to redeem the previous issue of Trust Preferred Securities in the third quarter of 2007 (this redemption is subject to approval by the Federal Reserve).

Net interest income after provision for loan losses was $14,334,337 for the year ended December 31, 2006, as compared with $12,711,510, and $10,094,928, for the years ended December 31, 2005, and 2004 respectively. The growth in net interest income after the provision for loan losses is primarily due to the increased volume of loans and the rising rate environment during the first seven months of the year.  Interest expense also increased as a function of the growth in the volume of time deposits during the year and the rise in the general level of interest rates.

Noninterest income totaled $3,912,213 for 2006 as compared to $3,136,151, and $3,044,918, in 2005, and 2004, respectively.  Service charges and fees, trust and brokerage revenues, income from the sale of other investments, and numerous smaller amounts were the major factors in the increase from year to year.

Noninterest expense was $14,088,598 for the year ended December 31, 2006, as compared to $11,912,693, and $10,373,987 for the years ended December 31, 2005, and 2004.   Noninterest expense increased in several categories including, but not limited to, salaries and benefits, occupancy, expense, professional fees, advertising, and write downs of Other Real Estate Owned.

Net Earnings for the year ended December 31, 2006 increased over 8.3% to $3,135,070, as compared to $2,894,784, and $2,153,257, for the years ended December 31 2005 and 2004, respectively.  The effective tax rates for 2006, 2005, and 2004 were 24.60%, 26.43%, and 22.12%.  Diluted earnings per share for the same periods were $1.40, $1.30, and $0.97.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and with general practices within the banking industry, which require management to make estimates and assumptions (see Note 1 to Consolidated Financial Statements).

ALLOWANCE FOR LOAN LOSSES

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

NET INTEREST INCOME

(Dollars in Thousands)

	2006	2005	2004
Interest income (1)	$25,700	$19,703	$14,863
Interest expense	9,756	5,503	3,539
Net interest income	15,944	14,200	11,324
Provision for loan losses	960	880	720
Net interest income after provision for loan losses on a tax equivalent basis	14,984	13,320	10,604
Less: tax equivalent adjustment	650	609	510
Net interest income after provision for loan losses	$14,334	$12,711	$10,094

(1)

Income on tax-exempt obligations have been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2006, 2005, and 2004.

Total interest income (on an FTE basis) increased to $25,700,000 in 2006, from $19,703,000 in 2005, an increase of $5,997,000, or 30.44%. This increase is a function of the change in average earning assets along with the rising interest rate environment that prevailed during the first seven months of 2006.  The Bank expects this growth rate to lessen as the Federal Open Market Committee has held the overnight rate constant for the final five months of 2006, thus putting pressure on the interest margin and the overall demand for loans in the Bank’s markets.  Average loans increased $29,120,000 while the average rate earned increased 119 basis points causing an overall increase in interest earned on loans of $5,029,000.  The average interest rate (FTE) earned on all earning assets in 2006 increased to 7.64% from 6.57% in 2005.  The interest rate margin increased from 4.73% in 2005 to 4.74% in 2006, the slower increase of the net interest margin is due to the cessation of the rising rate environment, flat yield curve, and the increased volume of interest bearing demand and time deposits.  Average taxable investment securities for 2006 were $43,275,000, as compared to $42,604,000 for 2005, an increase of $671,000, or 1.57%.  Average tax-exempt investment securities increased $5,753,000, or 22.03%, to $31,870,000 in 2006 from $26,117,000 in 2005. The average volume of federal funds sold decreased to $8,535,000 in 2006 from $9,784,000 in 2005, a decrease of $1,249,000 or 12.77%.

Total interest income (on an FTE basis) increased to $19,703,000 in 2005, from $14,863,000 in 2004, an increase of $4,840,000, or 32.56%. This increase was a function of the change in average earning assets along with the change in interest rates.  The majority of the change was due to the increase in loans. Average loans increased $28,677,000 while the average rate earned increased 92 basis points causing an overall increase in interest earned on loans of $3,806,000.  The average interest rate (FTE) earned on all earning assets in 2005 increased to 6.60% from 5.88% in 2004.  The interest rate margin increased from 4.48% in 2004 to 4.73% in 2005, as rates on interest earning assets continued to rise due to the increase in the fed funds rate and competitive conditions in many of our markets.  The rise in prime rate throughout 2005 caused the variable rate loans to re-price at higher rates and time deposit rates re-priced higher as well. Average taxable investment securities for 2005 were $42,604,000, as compared to $32,878,000 for 2004, an increase of $9,726,000, or 29.58%.  Average tax-exempt investment securities increased $2,151,000, or 8.98%, to $26,117,000 in 2005 from $23,966,000 in 2004. The average volume of federal funds sold increased to $9,784,000 in 2005 from $3,176,000 in 2004, an increase of $6,608,000 or 208.06%.

Total interest expense increased $4,253,000 or 77.28%, to $9,756,000 in 2006, from $5,503,000 in 2005.  This increase was a function of a 16.8% increase in the volume of interest bearing deposits, the rising interest rates paid on deposits, and the interest payments related to the Company’s Trust Preferred Securities. The Company expects interest expense to remain on a relatively high growth rate as the balance of time deposits continue to grow as customers move their lower interest bearing demand accounts into higher interest bearing time deposits and the Company pays interest on Trust Preferred Securities totaling $14,000,000 during the first nine months of 2007.  The average rate paid on interest-bearing liabilities in 2006 was 3.47% as compared to 2.31% in 2005.  Average interest-bearing liabilities increased to $280,486,000 in 2006, from $237,829,000 in 2005, an increase of $42,657,000, or 17.94%.  Average savings and interest-bearing demand deposits increased $4,758,000 or 6.40% to $79,120,000 in 2006.  Average time deposits increased to $143,241,000 in 2006, from $122,387,000 in 2005, an increase of $20,854,000, or 17.04%.  The average rate paid on time deposits increased to 4.08% in 2006 from 2.69% in 2005.  The Corporation issued $4,124,000 of subordinated debentures in June of 2002 at an interest rate of three month LIBOR plus 3.65%.  The Corporation also issued $10,310,000 of subordinated debentures in September of 2006 at an interest rate of LIBOR plus 1.68%.  The interest expense associated with subordinated debentures in 2006 was $557,345 or an average rate of 8.44%.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio.  The provision for loan losses increased 9.09% for the year ended December 31, 2006 to $960,000 as compared to $880,000 and $720,000 as of December 31, 2005 and 2004, respectively. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2006 represents 1.23% of gross loans, as compared to 1.32% and 1.30% at December 31, 2005 and 2004, respectively.

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

NONINTEREST INCOME

	2006	2005	2004
Service Charge Income	$907,655	$831,560	$758,307
Nonsufficient Fund Charges, net	1,833,652	1,486,699	1,500,874
Mortgage Origination Fees	261,473	241,460	196,740
Investment Securities Gains, (net)	(4,879)	33,916	170,898
Other	914,312	542,516	418,099
	$3,912,213	$3,136,151	$3,044,918

Total noninterest income increased $776,062 or 24.75%, to $3,912,213 in 2006, as compared to $3,136,151 in 2005.

Service charge income increased to $907,655 in 2006, from $831,560 in 2005, an increase of $76,095, or 9.15%.  Nonsufficient fund charges increased $346,953 from $1,486,699 in 2005 to $1,833,652 in 2006. Other income increased to $914,312 in 2006, from $542,516 in 2005, an increase of $371,796 or 68.53%.  This increase is substantially attributable to an increase of $20,013 in mortgage origination fees for third parties, an increase of $124,335 in Trust and Brokerage Revenue, and the gain on a sale of a Bank investment of $119,110.  Gain on the sales of investment securities decreased $38,795 to a loss position of $4,879 in 2006 from a gain of $33,916 in 2005.

Total noninterest income increased $91,233 or 3.00%, to $3,136,151 in 2005, as compared to $3,044,918 in 2004.

Service charge income increased to $831,560 in 2005, from $758,307 in 2004, an increase of $73,253, or 9.66%.  Nonsufficient fund charges decreased $14,175 from $1,500,874 in 2004 to $1,486,699 in 2005. Other income increased to $734,781 in 2005, from $564,823 in 2004, an increase of $169,958 or 30.09%.  This increase was attributable to an increase of $44,720 in mortgage origination fees for third parties, while a portion of the rest of the gain was due to the gain on OREO sales in 2005 of $45,199 and an increase of $45,410 in Trust and Brokerage Revenue.  Gain on the sales of investment securities decreased $136,982 to $33,916 in 2005 from $170,898 in 2004.  The Bank sold investments in 2005 to take advantage of certain market conditions that allowed for the lengthening of the duration of the investment portfolio.

NONINTEREST EXPENSE

	2006	2005	2004
Salaries and benefits	$7,353,896	$6,512,743	$5,779,483
Net occupancy	2,368,030	2,023,492	1,988,538
Other	4,366,672	3,376,458	2,605,966
Total	$14,088,598	$11,912,693	$10,373,987

Total noninterest expense increased $2,175,905, or 18.27%, to $14,088,598 in 2006 from $11,912,693 in 2005. Salaries and other compensation expense increased $841,153, or 12.92%, to $7,353,896 in 2006 from $6,512,743 for 2005.  Occupancy expenses increased from $2,023,492 in 2005 to $2,368,030 in 2006, an increase of $344,538 or 17.03%.  The Bank expects its current growth strategy, which incorporates the construction or acquisition of approximately two to three locations per year, to continue to contribute to increases in noninterest expense as seen in recent years.  The impact of the growth strategy is evident in increased salaries and benefits, as new officers and staff members are required to be hired and trained in order to adequately open new locations, and occupancy expense, as the depreciation expense and the costs to operate these locations are incurred.  The growth model, along with the Bank’s commitment to maximize current technology, also impacts other expense. Other expense increased to $4,366,672 in 2006, from $3,376,458 in 2005, an increase of $990,214, or 29.33%.  The major components of this increased expense include $327,494 of increased expense in professional fees, advertising, and other expenses directly associated with opening new locations and increased competition within the Bank’s existing markets.  Other expense was also impacted by an increase in write downs of OREO of $149,899 in 2006 to $278,100, from the 2005 total of $128,201, as the Bank adjusted one property to its market value in preparation for its sale, and $133,000 of expense related to overdrawn checking accounts.  Income tax expense for 2006 was $1,022,882 as compared to $1,040,184 in 2005.   The effective tax rate in 2006 was 24.60% as compared to 26.43% in 2005.

Total noninterest expense increased $1,538,706, or 14.83%, to $11,912,693 in 2005 from $10,373,987 in 2004. Salaries and other compensation expense increased $733,260, or 12.69%, to $6,512,743 in 2005 from $5,779,483 for 2004. This increase was due to increases in salary and benefit costs related to additions to the management team and staffing for new offices. Occupancy expenses increased from $1,988,538 in 2004 to $2,023,492 in 2005, an increase of $34,954 or 1.76%.    Other expense increased to $3,376,458 in 2005, from $2,605,966 in 2004, an increase of $770,492, or 29.57%.  This increase was caused in part by write downs of OREO of $128,201 in 2005, an $113,274 increase in fees largely related to the Corporation’s compliance with the Sarbanes-Oxley Act of 2002, and a $99,392 increase in miscellaneous losses.  Other increases in other expense were related to the Bank’s growth strategy that is focused on expansion into new markets.  Income tax expense for 2005 was $1,040,184 as compared to $612,602 in 2004. The effective tax rate in 2005 was 26.43% as compared to 22.12% in 2004.

Basic earnings per share in 2006 were $1.41, as compared to basic earnings per share of $1.30 in 2005.  Diluted earnings per share were $1.40 in 2006 and $1.30 in 2005. Return on average assets was 0.84% in 2006, as compared to 0.88% in 2005.  Return on average equity was 11.08% in 2006, as compared to 10.93% in 2005.  As the Bank continues to implement its growth strategy over the next few years these ratios may decline if the expenses from the growth strategy are realized prior to the realization of the expected increases in revenue.

Basic earnings per share in 2005 were $1.30, as compared to basic earnings per share of $0.97 in 2004.  Diluted earnings per share were $1.30 in 2005 and $0.97 in 2004. Return on average assets was 0.88% in 2005, as compared to 0.77% in 2004.  Return on average equity was 10.93% in 2005, as compared to 8.38% in 2004.

LOANS AT DECEMBER 31

	2006	2005	2004	2003	2002

Commercial, financial and agriculture	$133,174,048	$161,432,166	$151,295,232	$115,721,929	$111,429,905
Real estate - construction	59,392,025	19,481,344	6,505,508	6,791,566	8,295,383
Real estate - mortgage	37,899,222	35,828,254	28,794,030	30,324,415	27,784,873
Installment loans to individuals	15,173,427	13,569,093	12,565,675	11,309,245	14,926,017
Totals	$245,638,722	$230,310,857	$199,160,445	$164,147,155	$162,436,178

Total loans increased to $245,638,722 at December 31, 2006, from $230,310,857 at year-end 2005, an increase of $15,327,865, or 6.66%.  Commercial, financial and agricultural loans decreased to $133,174,048 at year end 2006, from $161,432,166 at December 31, 2005, a decrease of 17.50%.  Real estate construction loans increased $39,910,681, or 204.87% in 2006 to $59,392,025 from $19,481,344 in 2005.  These large changes were primarily caused by the Bank’s reclassification of certain loans in accordance with general guidance provided by regulators pertaining to Commercial Real Estate loan concentrations.  Real estate mortgage loans increased $2,070,968 in 2006, or 5.78% to $37,899,222 from $35,828,254 in 2005. Installment loans to individuals increased to $15,173,427 at December 31, 2006, when compared to $13,569,093 at year end 2005. The ratio of net loans to deposits and repurchase agreements on December 31, 2006 was 65.35%, as compared to 69.84% in 2005.  The decrease in net loans to deposits and repurchase agreements ratio is due to an approximately $40,000,000 increase in repurchase agreements and interest bearing deposits in the fourth quarter of 2006 by two major depositors.  Management believes that this ratio will increase as the Bank’s loan portfolio expands with the additions of new markets and other cyclical fluctuations of agricultural loans and public deposits.

Total loans increased to $230,310,857 at December 31, 2005, from $199,160,445 at year-end 2004, an increase of $31,150,412, or 15.64%.  Commercial, financial and agricultural loans increased to $161,432,166 at year end 2005, from $151,295,232 at December 31, 2004.  Most of the increase can be attributed to commercial loans. The Bank has experienced most of this growth in its Baldwin County markets as its newer branches begin to mature.  Real estate construction loans increased by $12,975,836, or 199.46% in 2005 to $19,481,344 from $6,505,508 in 2004 in part due to the Bank’s expanded construction loan activity in south Baldwin County.  Real estate mortgage loans increased by $7,034,224 in 2005, or 24.43% to $35,828,254 from $28,794,030 in 2004. Installment loans to individuals increased to $13,569,093 at December 31, 2005, when compared to $12,565,675 at year end 2004. The ratio of net loans to deposits and repurchase agreements on December 31, 2005 was 69.84%, as compared to 73.21% in 2004.  The decrease in loan to deposits and repurchase agreements ratio was due to the increase in repurchase agreements and interest bearing deposits in 2005.

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

The Corporation generates the majority of its cash flows from financing activities.  Financing activities provided $52,890,542 in cash in 2006, with the majority of this coming from an increase in deposits and an increase in repurchase agreements.  The investing activities of the Corporation used $56,700,821 of the cash flows, to fund the investment portfolio, loan portfolios, and the purchases of premises and equipment of the Bank. Operations provided $4,147,682 in cash flows with the majority of these funds coming from net income for the year ended December 31, 2006.

The following table presents information about the Company’s contractual obligations and commitments at December 31, 2006.

CONTRACTUAL OBLIGATIONS

(Dollars in Thousands)

	Less Than			More Than
	1 Year	2-3 Years	4-5 Years	5 Years

Time Deposits	$121,984	$25,717	$7,410	$-

FHLB Advances	-	-	-	6,940

Long-term debt	4,124	-	-	10,310
Operating Leases	10	4	-	-
Letters of Credit	3,151	82	-	-

Commitments to extend credit	27,439	4,216	817	922

The increase in the commitments to extend credit is primarily due to the increased volume of the loan portfolio including construction loans.

OFF-BALANCE SHEET ARRANGEMENTS

To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agrees to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two-year term of the agreement.  The Company paid its counterparty a one-time premium of $52,500 which will be amortized over the two-year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge.  As of December 31, 2006, the interest rate floor contract was carried at fair value of $2,500.  The Company considers the derivative (interest rate floor contract) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).

The Bank is currently under contract to construct, or planning to construct two to three retail banking buildings in 2007 at an estimated cost of $3,260,000.  The Bank is also in negotiation to purchase a retail banking building in the Florida market at an approximate cost of $2,040,000.

INTEREST RATE SENSITIVITY*

Interest Rate Sensitivity Analysis

Year Ended December 31, 2006

(Dollars in Thousands)

		Percent Change
		Interest Income/Expense
	Ending Balances	Down 200	Up 200
	as of 12/31/06	Basis Points	Basis Points
Earning Assets:
Cash & Short-term Investments	31,645,717	-40.77%	40.84%
Investment securities, taxable	76,526,787	-12.15%	9.45%
Investment securities, tax-exempt	32,648,697	-8.86%	0.85%
Loans**	242,626,991	-15.97%	15.55%
Total Assets	425,872,251	-16.62%	15.60%

Interest Bearing Liabilities:
Interest Bearing Deposits	106,731,616	0.00%	0.00%
Certificates of Deposit less than $100,000	86,467,042	-21.81%	21.77%
Certificates of Deposit greater than $100,000	68,643,776	-15.38%	18.87%
Total Interest Bearing Deposits	261,842,434	-16.33%	16.31%

Federal funds sold & securities
Purchased under agreement to resale	44,410,101	-39.32%	38.20%
Federal Home Loan Bank borrowings	7,796,514	-3.94%	3.94%
Total Purchased Funds	52,206,615	-34.00%	33.05%

Total Liabilities	385,892,431	-20.51%	20.27%

Net Interest Income		-13.66%	12.04%

*Information pertains to the Bank only
** Includes interest rate floor contract

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

CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy.  The average equity to average assets ratio during 2006 was 7.55% as compared to 8.02% in 2005.  Total stockholders’ equity on December 31, 2006 was $30,724,720, an increase of $2,699,075, or 9.63%, from $28,025,645 at year end 2005. This increase is the result of the Corporation's net earnings during 2006, less dividends declared to stockholders of $668,118, less other comprehensive gain of $36,821 as reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Stockholders’ equity was increased by the amount paid on the exercise of stock options of $135,390. The Corporation's risk based capital of $47,285,965, or 16.40%, of risk weighted assets at December 31, 2006, was well above the Corporation’s minimum risk based capital requirement of $22,975,040 or 8.0% of risk weighted assets. Based on management's projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future; however, continued growth into new markets may require the Bank to access external funding sources.

In March of 2005, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised 25% of the Corporation’s Tier 1 Capital as of December 31, 2006.

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

The Bank's Asset Liability Management Committee ("ALCO") monitors and considers strategies and tactics for managing the rate and sensitivity re-pricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in the net portfolio value ("NPV") and net interest income.  NPV represents the market values of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items over a range of assumed changes in market interest rates. A primary purpose of the Bank's ALCO is to manage interest rate risk to effectively invest the Bank's capital and to preserve the value created by its core business operations.  As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

The Bank's exposure to interest rate risk is reviewed on a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Bank's change in NPV in the event of hypothetical changes in interest rates.  Further, interest rate sensitivity gap analysis is used to determine the re-pricing characteristics of the Bank's assets and liabilities.  The ALCO is charged with the responsibility to maintain the level of sensitivity of the Bank's net interest margin within Board approved limits.

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in prime rate. The Bank uses the asset liability model developed by HNC Financial Solutions, an independent third party vendor, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value of equity at each rate. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates.  The following table presents the Bank's projected change in NPV (fair value assets less fair value liabilities) for the various rate shock levels as of December 31, 2006.  All market risk sensitive instruments presented in this table are held to maturity or available for sale.  The Bank has no trading securities.

MARKET VALUE OF EQUITY SHOCK TABLE

(In thousands)

Increase
(Decrease) in		Change in	Change in
Interest Rates	Market Value	Market Value	Market Value
(Basis Points)	Equity	Equity	Equity Percent

300	$ 55,678	(2,037)	-4%
200	56,607	(1,108)	-2%
100	57,015	(700)	-1%
0	57,715	-	0%
(100)	57,001	(714)	-1%
(200)	55,557	(2,158)	-4%
(300)	53,580	(4,135)	-7%

The preceding table indicates that at December 31, 2006, in the event of an immediate and sustained increase or decrease in prevailing market interest rates, the Bank's NPV of equity would be expected to not materially decrease.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 are included in the following pages shown in the index below.

Index to Financial Statements	Page(s)

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2006 and 2005	F2

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	F4

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the years ended December 31, 2006, 2005, and 2004	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	F6

Notes to Consolidated Financial Statements - December 31, 2006, 2005, and 2004	F8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Bancorporation of Alabama, Inc.

Atmore, Alabama

We have audited the accompanying consolidated balance sheets of United Bancorporation of Alabama, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Birmingham, Alabama

March 27, 2007

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

Assets	2006	2005
Cash and due from banks	$19,558,529	$20,876,806
Interest bearing deposits in banks	31,645,717	23,665,037
Federal funds sold	-	6,325,000
Cash and cash equivalents	51,204,246	50,866,843

Securities available for sale, at fair value (amortized cost of $109,175,484 and $71,770,277 at December 31, 2006 and 2005, respectively)	108,410,473	70,932,624

Loans	245,638,722	230,310,857
Less: Allowance for loan losses	3,011,731	3,028,847
Net loans	242,626,991	227,282,010

Premises and equipment, net	11,796,175	9,849,934
Interest receivable	3,579,922	3,073,531
Intangible assets	917,263	917,263
Other assets	7,635,904	7,138,839
Total assets	$426,170,974	$370,061,044

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

Liabilities and Stockholders' Equity	2006	2005
Deposits:
Non-interest bearing	$64,993,029	$66,774,418
Interest bearing	261,842,434	224,246,053
Total deposits	326,835,463	291,020,471

Securities sold under agreements to repurchase	44,410,101	34,429,374
Advances from Federal Home Loan Bank of Atlanta	6,939,500	9,112,915
Treasury, tax, and loan account	857,015	1,001,000
Accrued expenses and other liabilities	2,081,322	2,468,890
Notes payable to Trusts, net of debt issuance costs of $111,147 and $121,251 in 2006 and 2005, respectively	14,322,853	4,002,749
Total liabilities	395,446,254	342,035,399

Stockholders' equity:
Class A common stock, $0.01 par value.
Authorized 5,000,000 shares; issued and outstanding, 2,375,471 and 2,363,762 shares in 2006 and 2005, respectively	23,755	23,669
Class B common stock, $0.01 par value.
Authorized 250,000 shares; no shares issued or outstanding	-	-
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	5,673,088	5,445,822
Accumulated other comprehensive loss, net of tax	(475,478)	(512,299)
Retained earnings	26,341,116	23,874,164
	31,562,481	28,831,356
Less: 142,789 and 143,307 treasury shares, at cost, respectively	837,761	805,711
Total stockholders' equity	30,724,720	28,025,645
Total liabilities and stockholders' equity	$426,170,974	$370,061,044

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005, 2004

	2006	2005	2004

Interest income:
Interest and fees on loans	$20,814,959	$15,786,028	$11,979,772
Interest on investment securities available for sale:
Taxable	2,095,191	1,821,861	1,223,185
Nontaxable	1,261,694	1,039,290	990,195

Total investment income	3,356,885	2,861,151	2,213,380
Other interest income	878,384	446,971	159,834
Total interest income	25,050,228	19,094,150	14,352,986

Interest expense:
Interest on deposits	7,042,421	4,182,554	2,882,638
Interest on other borrowed funds	2,713,470	1,320,086	655,420
Total interest expense	9,755,891	5,502,640	3,538,058

Net interest income	15,294,337	13,591,510	10,814,928

Provision for loan losses	960,000	880,000	720,000

Net interest income after provision for loan losses	14,334,337	12,711,510	10,094,928

Noninterest income:
Service charge on deposits	2,741,307	2,318,259	2,259,181
Commission on credit life	45,666	49,195	50,016
Investment securities gains (losses), net	(4,879)	33,916	170,898
Mortgage fee income	261,473	241,460	196,740
Other	868,646	493,321	368,083
Total noninterest income	3,912,213	3,136,151	3,044,918

Noninterest expense:
Salaries and benefits	7,353,896	6,512,743	5,779,483
Net occupancy expense	2,368,030	2,023,492	1,988,538
Other	4,366,672	3,376,458	2,605,966
Total noninterest expense	14,088,598	11,912,693	10,373,987

Earnings before income tax expense	4,157,952	3,934,968	2,765,859
Income tax expense	1,022,882	1,040,184	612,602
Net earnings	$3,135,070	$2,894,784	$2,153,257

Basic earnings per share	$1.41	$1.30	$0.97

Basic weighted average shares outstanding	2,225,269	2,220,553	2,216,032

Diluted earnings per share	$1.40	$1.30	$0.97

Diluted weighted average shares outstanding	2,232,279	2,227,583	2,218,381

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005, and 2004

					Accumulated
			Additional		other		Total
		Common	paid in	Retained	comprehensive	Treasury	stockholders'	Comprehensive
	Shares	stock	Capital	earnings	income (loss)	stock	equity	Income

Balance December 31, 2003, as originally reported	1,181,881	$11,819	$5,418,175	$19,925,926	$454,671	$(841,654)	$24,968,937
Prior Period Adjustment (Note 24)				231,285			231,285

Balance December 31, 2003, as restated	1,181,881	11,819	5,418,175	20,157,211	454,671	(841,654)	25,200,222
Net earnings				2,153,257			2,153,257	$2,153,257
Other comprehensive loss (Note 18)					(153,129)		(153,129)	(153,129)
Comprehensive Income								$2,000,128
Stock Split Two for One	1,181,881	11,819	(11,819)				-
Cash dividends declared ($.30 per share)				(664,813)			(664,813)
Purchase of Treasury Stock						(30,366)	(30,366)
Sale of 2,339 shares of treasury stock			38,207			33,001	71,208

Balance December 31, 2004	2,363,762	23,638	5,444,563	21,645,655	301,542	(839,019)	26,576,379
Net earnings				2,894,784			2,894,784	$2,894,784
Other comprehensive loss (Note 18)					(813,841)		(813,841)	(813,841)
Comprehensive income								$2,080,943
Cash dividends declared ($.30 per share)				(666,275)			(666,275)
Exercise of stock options	2,200	22	22,214				22,236
Sale of common stock	909	9	12,353				12,362
Treasury shares issued to dividend reinvestment plan			(33,308)			33,308	-

Balance December 31, 2005	2,366,871	23,669	5,445,822	23,874,164	(512,299)	(805,711)	28,025,645
Net earnings				3,135,070			3,135,070	$3,135,070
Other comprehensive income (Note 18)					36,821		36,821	36,821
Comprehensive income								$3,171,891
Cash dividends declared ($.30 per share)				(668,118)			(668,118)
Exercise of stock options	8,600	86	135,304				135,390
Tax benefit from exercise of stock options			8,701				8,701
Purchase of treasury shares						(63,750)	(63,750)
Treasury shares issued to dividend reinvestment plan			64,864			31,700	96,564
Stock-based compensation			18,397				18,397
Balance December 31, 2006	2,375,471	$23,755	$5,673,088	$26,341,116	$(475,478)	$(837,761)	$30,724,720

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net earnings	$3,135,070	$2,894,784	$2,153,257
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	960,000	880,000	720,000
Depreciation of premises and equipment	1,217,193	908,320	858,498
Net amortization of premium on investment securities	72,812	185,936	168,199
(Gains) losses on sales of investment securities available for sale, net	4,879	(33,916)	(170,898)
Loss (gain) on sale of other real estate	(12,501)	2,666	(897)
Writedown of other real estate	278,100	128,201	50,000
Stock-based compensation	18,397	-	-
Gain on disposal of equipment	(3,987)	-	(4,850)
Deferred income taxes	238,646	(384,025)	(58,147)
Increase in interest receivable	(506,390)	(361,837)	(632,804)
Increase in other assets	(877,072)	(749,414)	(2,943,919)
Increase in accrued expenses and other liabilities	(377,464)	1,282,803	1,667,234
Net cash provided by operating activities	4,147,682	4,753,518	1,805,673

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	8,615,708	10,080,772	10,757,098
Proceeds from sales of investment securities available for sale	1,743,150	2,827,009	4,877,992
Purchases of investment securities available for sale	(47,832,178)	(30,327,665)	(17,225,998)
Net increase in loans	(16,544,981)	(31,663,804)	(35,588,112)
Purchases of premises and equipment, net	(3,192,253)	(3,572,323)	(469,311)
Proceeds from sale of premises and equipment	24,832	-	4,850
Proceeds from sale of other real estate	484,901	221,363	5,000
Net cash used in investing activities	$(56,700,821)	$(52,434,648)	$(37,638,481)
Cash flows from financing activities
Net increase in deposits	$35,814,992	$38,081,804	$53,533,085
Net increase in securities sold under agreements to repurchase	9,980,727	16,048,311	4,885,393
Cash dividends	(668,118)	(666,275)	(664,813)
Issuance of common stock	135,390	34,598	-
Tax benefit from exercise of stock options	8,701	-	-
Purchase of treasury stock	(63,750)	-	(30,366)
Proceeds from sale of treasury stock	-	-	71,208
Advances from FHLB Atlanta	5,000,000	9,970,000	-
Proceeds from Trust Preferred issuance	10,000,000	-	-
Repayments of advances from FHLB Atlanta	(7,173,415)	(9,149,697)	(2,617,363)
Increase (decrease) in other borrowed funds	(143,985)	288,232	149,039
Net cash provided by financing activities	52,890,542	54,606,973	55,326,183

Net increase in cash and cash equivalents	337,403	6,925,843	19,493,375

Cash and cash equivalents, beginning of year	50,866,843	43,941,000	24,447,625

Cash and cash equivalents, end of year	$51,204,246	$50,866,843	$43,941,000

Supplemental disclosures

Cash paid during the year for:
Interest	$9,414,207	$5,276,123	$3,492,119
Income taxes	1,564,073	1,250,000	650,000
Noncash transactions
Transfer of loans to other real estate through foreclosure	240,000	100,000	301,001

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(1)

Summary of Significant Accounting Policies

(a)

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Company) and its wholly owned subsidiary United Bank (the Bank), collectively referred to as the Company. Significant inter-company balances and transactions have been eliminated in consolidation.

(b)

Market Concentrations

The Company operates primarily in one business segment, commercial banking, in Southwest Alabama and Northwest Florida.

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

Management believes the allowance for losses on loans is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Southwest Alabama and Northwest Florida. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(d)

Cash Equivalents

The Company considers due from banks and federal funds sold to be cash equivalents. Federal funds are generally sold for one–day periods.

(e)

Investment Securities

Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings.  As of December 31, 2006 and 2005, all investment securities were classified as available for sale.

Net gains and losses on the sale of investment securities available for sale, computed on the specific identification method, are shown separately in noninterest income in the consolidated statements of operations. Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security.

A decline in the fair value of any security below amortized cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security or the securities call date, whichever comes first.

(f)

Loans

Interest income on loans is credited to earnings based on the principal amount outstanding at the respective rate of interest. Accrual of interest on loans is discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

collected, is charged against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

As of December 31, 2006 and December 31, 2005, approximately 61% and 55%, respectively, of the Company’s loans were commercial loans. The Company’s commercial customers are primarily small to middle market enterprises. The Company also specializes in agricultural loans, which represented approximately 15% of the Company’s total loans at both December 31, 2006 and December 31, 2005, respectively.

(g)

Allowance for Loan Losses

Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral–dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impaired loans are charged off against the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

The ultimate ability to collect a substantial portion of the Company’s loan portfolio is susceptible to changes in economic and market conditions in the geographic area served by the Company and various other factors.

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

(h)

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight–line method over the estimated useful lives of the assets.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(i)

Other Real Estate

Other real estate represents property acquired through foreclosure or deeded to the Company in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried in other assets at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent valuation decreases in the carrying value of other real estate as well as costs to carry other real estate are recognized as charges to noninterest expense.  As of December 31, 2006 and 2005, the Company had $620,776 and $1,131,276, respectively, in other real estate.

(j)

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be identified because of contractual or other legal rights.  Under the provisions of SFAS No. 142, intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets that have finite lives are amortized over their estimated useful lives and are also subject to impairment testing. The Company’s intangible asset has an indefinite useful life and is not subject to amortization.  Note 6 includes a summary of the Company’s intangible asset.

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

(l)

Stock Option Plan

At December 31, 2006, the Company had a stock option plan, which is described more fully in Note 12 to the Consolidated Financial Statements in this annual report. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R the Company accounted for stock option grants in accordance with the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized during 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, income before taxes and net income for the year ended December 31, 2006, were $18,397 and $11,610, lower than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for our stock option grants. The effect of adopting this standard on our earnings per share was not significant.

The following table provides pro forma net income and earnings per share information, as if the Company had applied the fair value recognitions provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the two years ended December 31, 2005:

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

	2005	2004
Reported net earnings	$2,894,784	$2,153,257
Deduct:
Total stock-based compensation expense determined under fair value based method for all option awards, net of tax
Pro forma net earnings	2,870,899	2,131,999
Reported basic earnings per share	1.30	0.97
Proforma basic earnings per share	1.29	0.96
Reported diluted earnings per share	1.30	0.97
Pro forma diluted earnings per share	1.29	0.96

Prior to the adoption of Statement 123(R), the Company would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cot recognized for those options (excess tax benefits) to be classified as financing cash flows.

 (m)

Earnings per Share

Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share.  Note 13 provides additional disclosure information regarding earnings per share.

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

(o)

Derivative Financial Instruments

The Company maintains an overall interest-rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest-rate volatility.  The Company's goal is to manage interest-rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates.  As a result of interest-rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value.  The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities.  The Company views this strategy as a prudent management of interest-rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

All derivatives are recognized on the balance sheet at their fair value.  Derivative instruments that are used as part of the Company's interest-rate risk management strategy include interest rate floors.  An interest rate floor will convert variable interest rates on a portion of the Company’s variable rate loan portfolio to fixed interest rates should interest rates fall below a specified level.  On the date the interest rate floor contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge.  Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions.  The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  Note 23 includes a summary of the Company’s derivative instruments.

 (p)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Corporation does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently analyzing the effects of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a significant impact on its financial statements.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion No. 12, “Omnibus Opinion—1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation is currently analyzing the effect of adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently analyzing the effect of adoption of EITF 06-5 on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on its financial position, results of operations and cash flows

(q)

Reclassifications

Certain items on the consolidated balance sheets for the year ended December 31, 2005 have been reclassified, with no effect on total assets, to be consistent with the classifications adopted for the year ended December 31, 2006.

(2)

Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $2,984,000 and $3,144,000 at December 31, 2006 and 2005, respectively.

(3)

Investment Securities

The amortized cost and fair value of investment securities available for sale at December 31, 2006 and 2005 were as follows:

Gross	Gross

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

		Amortized	unrealized	unrealized	Fair
		cost	gains	losses	value
2006:
	U.S. government sponsored agencies, excluding mortgage–backed securities	$55,111,730	$49,238	$(268,097)	$54,892,871
	State and political subdivisions	32,648,697	232,723	(230,686)	32,650,734
	Mortgage–backed securities	21,415,057	14,215	(562,404)	20,866,868
		$109,175,484	$296,176	$(1,061,187)	$108,410,473
2005:
	U.S. government sponsored agencies, excluding mortgage–backed securities	$19,103,350	$692	$(212,561)	$18,891,481
	State and political subdivisions	28,894,269	266,059	(313,135)	28,847,193
	Mortgage–backed securities	23,772,658	23,699	(602,407)	23,193,950
		$71,770,277	$290,450	$(1,128,103)	$70,932,624

The FASB Emerging Issues Task Force Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments requires disclosure of certain information about other than temporary impairments in the market value of securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Those investment securities which have an unrealized loss position at December 31, 2006 and 2005, are detailed below:

2006	Less than 12 months		12 months or more		Total

Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government sponsored agencies & mortgage-backed securities	$11,416,997	$100,759	$32,802,651	$729,742	$44,219,648	$830,501
State and political subdivisions	6,115,311	57,643	10,235,173	173,043	16,350,484	230,686
Total temporarily impaired securities	$17,532,308	$158,402	$43,037,824	$902,785	$60,570,132	$1,061,187

2005

Description of Securities

U.S. Government sponsored agencies & mortgage-backed securities	$25,507,595	$392,119	$13,068,556	$422,849	$38,576,151	$814,968
State and political subdivisions	8,702,524	121,505	6,718,553	191,630	15,421,077	313,135
Total temporarily impaired securities	$34,210,119	$513,624	$19,787,109	$614,479	$53,997,228	$1,128,103

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies has occurred, and industry analysts’ reports.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities available for sale at December 31, 2006, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  Therefore, these securities are not presented by maturity class in the following table.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

	Amortized	Fair
	cost	value
Investment securities available for sale:
Due in one year or less	$30,048,700	$30,024,455
Due after one year through five years	18,037,958	17,858,237
Due after five years through ten years	24,192,084	24,226,434
Due after ten years	15,481,685	15,434,479
Subtotal	87,760,427	87,543,605
Mortgage–backed securities	21,415,057	20,866,868
Total	$109,175,484	$108,410,473

Gross gains of $3,886 and gross losses of $8,765 were realized on sales of investment securities available for sale in 2006.  Gross gains of $49,364 and gross losses of $15,448 were realized on sales of investment securities available for sale in 2005.  Gross gains of $170,898 were realized on sales of investment securities available for sale in 2004.

Securities with carrying values of approximately $69,210,000 and $55,360,000 at December 31, 2006 and 2005, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

(4)

Loans and Allowance for Loan Losses

At December 31, 2006 and 2005, the composition of the loan portfolio was as follows:

	2006	2005
Commercial and financial	$96,236,431	$126,024,692
Agricultural	36,937,617	35,407,474
Real estate - construction	59,392,025	19,481,344
Real estate - 1 - 4 family residential mortgage	37,899,222	35,828,254
Installment loans to individuals	15,173,427	13,569,093
Total	$245,638,722	$230,310,857

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004 follows:

	2006	2005	2004
Balance, beginning of year	$3,028,847	$2,562,239	$2,116,060

Provision charged to earnings	960,000	880,000	720,000
Less loans charged–off	(1,157,350)	(472,735)	(357,734)
Plus loan recoveries	80,185	59,343	83,913
Net charge–offs	(1,077,166)	(413,392)	(273,821)
Other adjustments	100,050	-	-
Balance, end of year	$3,011,731	$3,028,847	$2,562,239

Impaired loans, which consist of loans on which the accrual of interest had been discontinued or reduced totaled $1,766,960 and $1,406,422 as of December 31, 2006 and 2005, respectively.  The average amount of impaired loans for the year 2006, 2005, and 2004 totaled approximately, $2,477,000, $1,450,000, and $1,623,000, respectively. If these loans had been current throughout their terms, interest income would have been increased by $123,917, $165,159, and $102,372, for 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, the Company had no other significant impaired loans.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

During 2006, certain executive officers and directors of the Company, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding and available lines of credit to these related parties at December 31, 2006 and 2005, totaled $6,583,666 and $4,923,443, respectively. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

(5)

Premises and Equipment

At December 31, 2006 and 2005, premises and equipment were as follows:

	2006	2005
Land	$3,341,231	$2,365,033
Buildings and leasehold improvements (depreciated over 5 to 50 years)	9,341,067	6,788,752
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	6,727,116	5,234,311
Automobiles (depreciated over 3 years)	106,024	108,034
Construction in process	88,986	2,170,743
	19,604,424	16,666,873
Less accumulated depreciation	7,808,249	6,816,939
	$11,796,175	$9,849,934

The balance of construction in process is associated with building projects that are in process, but are not complete, and are anticipated to cost approximately $3,260,000.  The Company is also in the process of negotiating the purchase of a third branch location in its Florida market for an estimated $2,040,000.

Depreciation expense for the year ended December 31, 2006, 2005, and 2004 was $1,217,193, $908,320, and $858,498, respectively.

 (6)

Intangible Assets

On July 2, 2004, the Company acquired a State of Florida banking charter from a financial institution.  Subsequent to the purchase, the charter was terminated but the Company retained the legal right to branch into Florida through its existing Alabama bank charter.  The Company accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights.  The Company tests the intangible asset each September 30 for impairment.  At December 31, 2006, the Company operates two branch offices in Florida.

For the years ended December 31, 2006 and 2005, no impairment was recorded related to the intangible asset.  As of December 31, 2006 and 2005, the Company had recorded $917,263 in intangible assets related to the cost of the charter.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(7)

Deposits

At December 31, 2006 and 2005, deposits were as follows:

	2006	2005
Noninterest bearing accounts	$64,993,029	$66,774,418
NOW accounts	68,550,299	55,954,938
Money market investment accounts	19,554,738	13,172,550
Savings account	18,626,579	22,712,909
Time deposits:
Time deposits less than $100,000	86,467,042	81,744,612
Time deposits greater than $100,000	68,643,776	50,661,044
Total deposits	$326,835,463	$291,020,471

At December 31, 2006, 2005, and 2004 interest expense on deposits was as follows:

	2006	2005	2004
NOW accounts	$704,904	$368,886	$208,816
Money market investment accounts	438,237	313,329	315,353
Savings accounts	53,401	62,313	52,534
Time deposits:
Time deposit less than $100,000	4,104,442	2,285,009	1,718,198
Time deposit greater than $100,000	1,741,437	1,153,017	587,738
Total interest expense on deposits	$7,042,421	$4,182,554	$2,882,639

At December 31, 2006, the contractual maturities of time deposits are as follows:

Due in one year	$121,983,918
Due in one to two years	18,687,946
Due in two to three years	7,028,789
Due in three to four years	3,483,909
Due in four to five years	3,926,256
$155,110,818

During 2006, certain executive officers and directors of the Company were deposit customers of the Bank. Total deposits outstanding to these related parties at December 31, 2006, amounted to $2,269,795.

(8)

Securities Sold Under Agreements to Repurchase

The maximum amount of outstanding securities sold under agreements to repurchase during 2006 and 2005 was $49,918,476 and $37,635,628, respectively. The weighted average borrowing rate at December 31, 2006 and 2005 was 4.17% and 3.14%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2006, 2005 and 2004 was $41,745,119, $27,580,131, and $17,147,605 respectively. The weighted average borrowing rate during the years ended December 31, 2006, 2005, and 2004 was 3.98%, 2.30%, and 0.46% respectively. Securities underlying these agreements are under the Company’s control.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(9)

Borrowed Funds

The Company owed the Federal Home Loan Bank of Atlanta the following advances at December 31, 2006 and 2005.

Maturity date	Interest rate	2006

May 2012	7.41%	$64,534
April 2013	4.53%	5,000,000
July 2017	6.93%	715,000
August 2017	6.84%	117,175
June 2020	4.62%	873,000
July 2020	7.54%	169,791
Total (weighted average rate of 4.92%)		$6,939,500

Maturity date	Interest rate	2005
June 2006	7.19%	$8,615
September 2010	4.02%	5,000,000
March 2011	4.22%	2,000,000
May 2012	7.41%	76,267
July 2017	6.93%	780,000
August 2017	6.84%	128,075
June 2020	4.62%	937,667
July 2020	7.54%	182,291
Total (weighted average rate of 4.52%)		$9,112,915

At December 31, 2006 and 2005, the advances were collateralized by a blanket pledge of first–mortgage residential loans with available collateral amounts of $5,047,238 and $24,667,809, respectively.  At December 31, 2006 the Company’s advances were also collateralized by Commercial Real Estate loans , Multi Family Real Estate loans, and Home Equity Lines of Credit with available collateral amounts of $8,792,909, $1,372,239, and $3,835,868 respectively.

As of December 31, 2006, the Company had additional outstanding credit facilities with the Federal Home Loan Bank of Atlanta totaling $20,000,000 in the form of letters of credit that mature in 2007.  The letters of credit are collateralized by $15,000,000 in deposits at the Federal Home Loan Bank of Atlanta.  No amounts have been drawn on these letters of credit during 2006.

(10)

Notes Payable to Trust

(a)

United Bancorp Capital Trust I

In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities.  The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company.  The junior subordinated debentures can be redeemed prior to maturity at the option of the Company on any interest payment date after June 30, 2007.  The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the Debentures) held by the grantor trust.  The debentures have the same interest rate (three month LIBOR plus 3.65%, floating) as the trust preferred securities.  The Company has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures.  During any such extension period, distributions on the trust preferred certificates would also be deferred.

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

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The trust preferred securities and the related debentures were issued on June 27, 2002.  Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year.  Interest on the Debentures is paid on the corresponding dates.  The aggregate principal amount of Debentures outstanding at December 31, 2006 and 2005 was $4,124,000.  Certain issue costs have been deferred and netted against the outstanding debentures in the accompanying balance sheet.  The issue costs are being amortized over fifteen years.

(b)

United Bancorp Capital Trust II

In 2006, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities.  The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company.  The junior subordinated debentures can be redeemed prior to maturity at the option of the Company on or after September 30, 2011.  The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the Debentures) held by the grantor trust.  The debentures have the same interest rate (three month LIBOR plus 1.68%, floating) as the trust preferred securities.  The Company has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures.  During any such extension period, distributions on the trust preferred certificates would also be deferred.

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

The trust preferred securities and the related debentures were issued on September 27, 2006.  Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year.  Interest on the Debentures is paid on the corresponding dates.  The aggregate principal amount of Debentures outstanding at December 31, 2006 was $10,310,000.

(11)

Income Taxes

The components of income tax expense for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Current:
Federal	$736,312	1,254,044	560,929
State	47,924	170,165	109,820
Total	784,236	1,424,209	670,749
Deferred:
Federal	174,232	(336,686)	(40,622)
State	64,414	(47,339)	(17,525)
Total	238,646	(384,025)	(58,147)
Total income tax expense	$1,022,882	1,040,184	612,602

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2006	2005	2004
Income tax at statutory rate	$1,413,704	1,337,889	940,392
Increase (decrease) resulting from:
Tax exempt interest	(471,962)	(412,592)	(377,744)
Interest disallowance	55,465	30,556	20,468
State income tax net of federal benefit	74,143	81,065	60,915
Premium amortization on tax exempt investment securities	21,892	20,928	11,910
Cash surrendered value of life insurance	(29,165)	(29,527)	(31,030)
GoZone tax credits	(30,032)	-	-
Other, net	(11,163)	11,865	(12,309)
	$1,022,882	1,040,184	612,602

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$809,953	831,582
Other real estate, principally due to differences in carrying value	3,874	62,796
Accrued expenses	160,604	132,054
Investment securities available for sale	306,000	335,063
Interest rate floor	13,594	8,153
Other	28,694	60,935
Total deferred tax assets	1,322,719	1,430,583
Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	286,794	179,736
Discount accretion	29,605	24,571
Other	83,599	41,287
Total deferred tax liabilities	399,998	245,594
Net deferred tax asset (liability)	$922,721	1,184,989

In assessing the ability to realize the balance of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(12)

Stock Option Plan

The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock.  As of December 31, 2006, 170,400 shares of stock could be granted in the future. The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2003	72,400	$14.70
Granted	-	-
Surrendered	-	-
Exercised	-	-
Balance at December 31, 2004	72,400	14.70
Granted	-	-
Surrendered	-	-
Exercised	(2,200)	(10.11)
Balance at December 31, 2005	70,200	14.50
Granted	6,000	16.67
Surrendered	(12,000)	(15.75)
Exercised	(8,600)	(15.75)
Balance at December 31, 2006	55,600	14.27

The following table displays information pertaining to the intrinsic value of option shares both outstanding and exercisable for the years ended December 31, 2006, 2005, and 2004 respectively.

	2006	2005	2004

Aggregate intrinsic value of outstanding options	$235,437	$210,207	$70,901

Aggregate intrinsic value of exercisable options	$227,637	$209,691	$33,389

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions.  The grant-date fair values I amortized into expense on a straight-line basis over the vesting period.  The company applies the Black-Scholes-Merton option-pricing model which requires the use of highly subjective assumptions, including but not limited to, expected stock price volatility, term, dividend rates, forfeiture rates, and risk-free interest rates, which if changed can materially affect fair value estimates.

The following is a summary of our weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes-Merton option-pricing model.  There were no options granted in 2005 and 2004.

2006
Weighted-average expected life (in years)	6.67
Expected Volatility	20.00%
Risk-free interest rate	5.02%
Expected dividend yield	1.90%
Weighted-average fair value of options granted during the period	$ 4.26

At December 31, 2006, 51,200 optioned shares were exercisable at prices between $8.00 and $18.00 per share.  When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus.  The following table summarizes information about stock options outstanding at December 31, 2006 and 2005.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Stock options outstanding and exercisable on December 31, 2006 and 2005 were as follows:

2006
		Weighted average
Exercise price per		remaining contractual	Weighted average
Share Outstanding:	Shares under option	life in years	exercise price

$ 8.00	4,000	2.0	$ 8.00
11.25	8,160	2.0	11.25
12.87	8,160	3.0	12.87
15.65	8,960	4.0	15.65
15.75	12,160	6.0	15.75
16.00	4,000	9.3	16.00
16.25	8,160	5.0	16.25
18.00	2,000	9.7	18.00
	55,600	4.6	$ 14.27

Exercisable:
$ 8.00	4,000	2.0	$ 8.00
11.25	8,160	2.0	11.25
12.87	8,160	3.0	12.87
15.65	8,960	4.0	15.65
15.75	12,160	6.7	15.75
16.00	1,200	9.2	16.00
16.25	8,160	5.0	16.25
18.00	400	9.7	18.00
	51,200	4.3	$ 14.05

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

2005
		Weighted average
Exercise price per		remaining contractual	Weighted average
Share Outstanding:	Shares under option	life in years	Exercise Price

$ 8.00	4,000	3.0	$ 8.00
11.25	8,160	3.0	11.25
12.87	8,160	4.0	12.87
15.65	8,160	5.0	15.65
15.75	33,560	7.0	15.75
16.25	8,160	6.0	16.25
	70,200	5.6	$ 14.50

Exercisable:
$ 8.00	4,000	3.0	$ 8.00
11.25	8,160	3.0	11.25
12.87	8,160	4.0	12.87
15.65	8,160	5.0	15.65
15.75	26,728	7.7	15.75
16.25	8,160	6.0	16.25
	63,368	5.8	$ 14.36

Total intrinsic value of options exercised was $20,710, $13,910, and $0 for the years ended December 31, 2006, 2005, and 2004 respectively.  The total fair value of options vested during the years ended December 31, 2006, 2005, and 2004 was $21,032, $36,189, and $32,209, respectively.

The compensation costs related to the Company’s stock option plan charged against income for the years ended December 31, 2006, 2005, and 2004 were $18,397, $0, and $0, respectively.  Income tax benefits recognized for the respective years were $6,787, $0, and $0.

Cash received from the exercise of options was $135,390 for the year ended December 31, 2006.  The tax benefit realized for the tax deductions from options exercise of the share-based payment arrangements totaled $8,701 for the year ended December 31, 2006.

As of December 31, 2006, there was $19,024 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the plan.  That cost is expected to be recognized over a period of 2 years.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(13)

Net Earnings per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Diluted earnings per share:
Basic weighted average common shares outstanding	2,225,269	2,220,553	2,216,032
Effect of the assumed exercise of stock options-based on the treasury stock method using average market price	7,010	7,030	2,349
Diluted weighted average common shares outstanding	2,232,279	2,227,583	2,218,381

(14)    Dividend Reinvestment and Share Purchase Plan

The Company sponsors a dividend reinvestment and share purchase plan.  Under the plan, all holders of record of common stock are eligible to participate in the plan.  Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock.  Participants may also make optional cash payments that will be invested through the plan.  All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date.  Cash dividends and optional cash payments will be used to purchase common stock of the Company in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing.  The purchase price of the shares of common stock is based on the average market price.  All administrative costs are borne by the Company.  For the years ended December 31, 2006 and 2005, 5,518 and 4,399 shares were purchased under the plan, respectively.

(15)   Employee Benefit Plans

(a)

401(k) Savings Plan

Prior to October 1, 2006, employees were eligible in the Company’s 401(k) Employee Incentive Savings Plan after completing six months of service and attaining age 20.5. Eligible employees could contribute a minimum of 1% up to 15% of salary to the plan. The Company contributed one dollar for each dollar the employee contributed, up to 4% of the employee’s salary, then the company matched fifty cents for each dollar the employee contributed up to 7% of the employee’s salary.

Under a new 401(k) savings plan that became effective October 1, 2006, employees are eligible after completing ninety days of service and attaining age 20.5. Eligible employees can contribute a minimum of 1% up to 15% of salary to the plan. The Company contributes one dollar for each dollar the employee contributes, up to 5.5% of the employee’s salary.

 Total Company contributions to the Plan charged to expense during 2006, 2005, and 2004 were $202,753, $169,308, and $160,419, respectively.

(b)

Profit-Sharing Plan

The Company also maintains a profit–sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $60,533, $51,833, and $43,858 were made in 2006, 2005, and 2004, respectively.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(c)

 Salary Continuation Plan

The Company provides a salary continuation plan providing for death and retirement benefits for certain executive officers.  The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives.  The expense recognized for the salary continuation plan amounted to $77,382, $73,007, and $70,329 for the years ended December 31, 2006, 2005 and 2004, respectively.  The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2006 and 2005 totaled $435,301 and $357,919, respectively.

The cost of the salary continuation plan described above is being offset by earnings from, bank owned life insurance policies on the executives.  The balance of the policy surrender values included in other assets totaled $ 2,416,020 and $2,330,246 at December 31, 2006 and 2005, respectively.  Income recognized from the increase in cash surrender value on these policies totaled $85,774, $75,613, and $77,092 for the years ended December 31, 2006, 2005 and 2004, respectively.

(d)

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which is available to all employees subject to certain minimum service requirements.  The Plan is administered by a Board appointed committee which designates the offering period in which employees may purchase shares and the offering price.  All administrative costs are borne by the Company.  For the years ended December 31, 2006 and 2005, 0 and 909 shares were purchased under the plan, respectively.

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

Cash and Cash Equivalents

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

(d)

Bank Owned Life Insurance

The fair value of bank owned life insurance approximates its carrying value.

(e)

Deposits

The fair value of deposits with no stated maturity, such as non–interest bearing demand deposits, NOW accounts, savings and money market deposit accounts, approximates the carrying value. Certificates of deposit have been valued using

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

(g)

FHLB, Other Borrowed Funds and Subordinated Debt

The fair value of the Company’s other borrowed funds and subordinated debt approximates the carrying value of such liabilities. The fair value of FHLB advances have been valued using discounted cash flows.  The discount rates used are based on estimated market rates for borrowings of similar remaining maturities.

(h)

Accrued Interest

The fair value of accrued interest receivable and payable approximates their carrying value.

(i)

Commitments to Extend Credit and Standby Letters of Credit

There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short–term investments	$51,204	$51,204	$50,867	$50,867
Investment securities	108,410	108,410	70,933	70,933
Other securities	1,588	1,588	1,660	1,660
Loans, net of the allowance for loan losses	242,627	241,925	227,282	231,383
Bank owned life insurance	2,416	2,416	2,330	2,330
Accrued interest receivable	3,580	3,580	3,074	3,074

Financial liabilities:
Deposits	326,835	327,006	291,020	291,250
Securities sold under agreements to repurchase	44,410	44,410	34,429	34,429
Other borrowed funds	857	857	1,001	1,001
FHLB advances	6,939	7,054	9,113	9,205
Subordinated Debt	14,323	14,323	4,003	4,003
Accrued interest payable	937	937	596	596

(17)

Dividends From Bank

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total “risk–weighted” assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. During 2006, the Bank could have declared an additional amount of dividends of approximately $7,500,000 without prior approval of regulatory authorities.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(18)

Comprehensive Income (Loss)

The following is a summary of the components of other comprehensive income (loss):

	Years ended December 31
	2006	2005	2004
Other comprehensive income before tax:
Unrealized holding losses arising during the period for securities, net	$77,258	$(1,306,310)	$(84,317)
Less reclassification adjustment for gains on sales of securities included in net earnings	(4,879)	33,916	170,898

Unrealized holding losses arising during the period for cash flow hedges	(13,888)	(16,174)	-

Other comprehensive income (loss), before income taxes	58,491	(1,356,400)	(255,215)

Income tax expense related to other comprehensive income:
Unrealized holding losses arising during the period for securities, net	29,063	(522,523)	(33,727)
Less reclassification adjustment for gains on sales of securities included in net earnings	(1,952)	13,566	68,359

Unrealized holding losses arising during the period for cash flow hedges	(5,441)	(6,470)	-

Total income tax expense related to other comprehensive income (loss)	21,670	(542,559)	(102,086)

Other comprehensive income (loss) after taxes	$36,821	$(813,841)	$(153,129)

(19)

Litigation

The Company is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Company.

(20)

Commitments

The Company leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006, are as follows:

Years ending December 31:
2007	$10,000
2008	4,000
Total	$14,000

Rental expense for all operating leases charged to earnings aggregated $190,036, $191,579, and $162,031, for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company is a party to financial instruments with off–balance–sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on–balance–sheet instruments.

The financial instruments, whose contractual amounts represent credit risk as of December 31, 2006 and 2005, are approximately as follows:

	Years Ended December 31
	2006	2005
Commitments to extend credit	$33,394,000	$38,034,000
Standby letters of credit	$3,233,000	$5,712,000

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

(21)

Other Noninterest Expense

Components of other noninterest expense exceeding 1% of the total of interest income and other income for any of the years ended December 31, 2006, 2005, and 2004, respectively, include the following:

	2006	2005	2004
Advertising	$481,016	$279,233	$252,103
Accounting and audit	214,612	228,316	180,915
Supplies expenses	271,173	245,478	213,213
Board fees	192,327	180,095	198,024
Other real estate owned write down	278,100	128,201	50,000
Communication Expense	308,325	266,436	28,749

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk–weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk–weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2006, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2006 and 2005:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
United Bancorporation	$47,286	16.40%	$40,366	14.00%	$40,366	9.47%
United Bank	42,550	14.77%	39,538	13.72%	39,538	9.88%
As of December 31, 2005:
United Bancorporation	$34,649	12.99%	$31,621	11.86%	$31,621	8.55%
United Bank	31,363	11.91%	28,334	10.76%	28,334	7.99%

(23)

Derivative Financial Instruments

To hedge the Company’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Company’s counterparty agrees to pay the Company an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement.  The Company paid its counterparty a one-time premium equal to $52,500 which will be amortized over the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge.  As of December 31, 2006, the interest rate floor contract was carried at fair value which was equal to $2,500.  The Company considers the derivative (interest rate floor) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).

(24)

Prior Period Adjustment

During the preparation of the Company’s 2006 returns, a previously unaccounted for difference was identified between the book basis and tax basis of the cost of certain fixed assets.  The range of acquisition dates for the assets was from January 1, 1960 to April 30, 2002 and resulted in income tax being overstated during these periods by a cumulative amount of $231,285. As a result, retained earnings has been restated for prior periods.

(24)

Parent Company Financial Information

The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Company Only) follows:

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(Parent Company Only)
CONDENSED BALANCE SHEET INFORMATION
December 31, 2006 and 2005
Assets	2006	2005
Cash	$4,868,380	$447,885
Premises and equipment	-	3,141,329
Investment in subsidiary	39,979,820	28,739,175
Other assets	580,368	124,000
Total assets	$45,428,568	$32,452,389
Liabilities and Stockholders’ Equity
Other liabilities	$380,995	$423,995
Note payable to Trust	14,322,853	4,002,749
Total liabilities	14,703,848	4,426,744
Stockholders’ equity:
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,366,871 and 2,363,762 shares in 2005 and 2004, respectively	23,755	23,669
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	-	-
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued	-	-
Additional paid–in capital	5,673,088	5,445,822
Retained earnings	26,341,116	23,874,164
Accumulated other comprehensive loss, net of tax	(475,478)	(512,299)
Less: 142,789 and 143,307 treasury shares at cost in 2006 and 2005, respectively	837,761	805,711
Total stockholders’ equity	30,724,720	28,025,645
Total liabilities and stockholders’ equity	$45,428,568	$32,452,389

(Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS INFORMATION
Years ended December 31, 2005, 2004, and 2003
	2006	2005	2004
Income:
Dividend income	$1,320,000	$748,579	$902,224
Other income	151,158	143,251	131,870
Total income	1,471,158	891,830	1,034,094
Expense:
Interest on subordinated debentures	567,449	304,434	225,271
Other operating expense	286,216	304,801	347,087
Total expense	853,665	609,235	572,358
Income before equity in undistributed income of subsidiaries and taxes	617,493	282,595	461,736
Equity in undistributed earnings of subsidiary	2,275,608	2,612,189	1,691,521
Income before taxes	2,893,101	2,894,784	2,153,257
Income tax benefit	(241,969)	-	-
Net earnings	$3,135,070	$2,894,784	$2,153,257

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
Years ended December 31, 2006, 2005, and 2004
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$3,135,070	$2,894,784	$2,153,257
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,275,608)	(2,612,189)	(1,691,521)
Depreciation of premises and equipment	137,151	144,648	131,148
Stock-based compensation expense	18,397	-	-
Amortization of trust preferred cost	10,104	10,104	10,104
Increase (decrease) in other liabilities	(43,000)	78,748	(5,522)
Decrease (increase) in receivables	34,859	-	332,189
Net cash provided by (used in) operating activities	1,016,973	516,095	929,655
Cash flows from investing activities:
Investment in bank subsidiary	(6,000,000)	-	-
Purchases of premises and equipment, net	-	-	(123,421)
Net cash used in investing activities	(6,000,000)	-	(123,421)
Cash flows from financing activities:
Cash dividends	(668,118)	(666,275)	(664,813)
Purchase of treasury stock	(63,750)	-	(30,366)
Proceeds from sale of treasury stock	-	-	71,208
Proceeds from exercise of stock options	135,390	34,598	-
Issuance of subordinated debentures
Net cash used in financial activities	10,000,000	-	-
Net increase (decrease) in cash	9,403,522	(631,677)	(623,971)
Cash, beginning of year	4,420,495	(115,582)	182,263
Cash, end of year	447,885	563,467	381,204
	$4,868,380	$447,885	$563,467

The table below sets forth certain quarterly supplementary financial information:

SELECTED QUARTERLY FINANCIAL DATA 2006 - 2005
(Dollars in thousands, except for per share amounts)

	2006				2005
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net interest income	$3,820	$3,794	$3,822	$3,857	$3,625	$3,549	$3,391	$3,027
Provision for loan losses	240	240	240	240	195	295	195	195
Earnings before income tax expense	1,037	649	1,052	1,419	1,054	1,111	925	845
Income tax expense	189	140	316	377	301	251	295	193
Net earnings	847	510	736	1,042	753	860	630	652
Net earnings per share (basic and diluted)	$0.38	$0.23	$0.33	$0.47	$0.34	$0.39	$0.28	$0.29
Cash dividends declared per share	0.15	-	0.15	-	0.17	-	0.13	-
Total Assets	$426,171	$386,026	$377,284	$357,261	$369,830	$339,019	$323,920	$315,055

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The Board of Directors of the Company has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts.  Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company's 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company's 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company's 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company's 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company's 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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
1.1

Purchase Agreement, dated as of September 27, 2006, among the Registrant, United Bancorp Capital Trust II and TWE, Ltd., as Purchaser (Incorporated by reference herein from Exhibit 1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

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
4.1

Junior Subordinated Indenture, dated as of September 27, 2006, by and between the Registrant and Wilmington Trust Company, as Trustee (Incorporated by reference herein from Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.2

United Bancorp Capital Trust II Amended and Restated Trust Agreement, dated as of September 27, 2006, among the Registrant, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and Robert R. Jones, III and Allen O. Jones, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.3

United Bancorp Capital Trust II Guarantee Agreement, dated as of September 27, 2006, by and between the Registrant, as Guarantor and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference herein from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.4

Common Securities Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.5

Junior Subordinated Note Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

10.1

Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).*

10.2

Supplemental Agreement between United Bank, the Registrant, and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

10.3

Supplemental Agreement between United Bank, the Registrant, and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

10.4

1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

	10.6	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.
10.7

Supplemental Compensation Agreement and Amendment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).*

10.7

Placement Agreement for Floating Rate Cumulative Trust Preferred Securities of United Bancorp Capital Trust I effective as of June 27, 2002 among the Registrant, United Bancorp Capital Trust I and SAMCO Capital Markets, a division of Service Asset Management Company (Incorporated by reference herein from Exhibit 1.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.8

Indenture effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference herein from Exhibit 4.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.9

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

10.10

Trust Preferred Securities Guarantee Agreement effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association (Incorporated by reference herein from Exhibit 4.3 to the Registrant’s report on Form 8-K dated June 27, 2002).

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)
32.1	Certificate pursuant to 18 U.S.C Section 1350
32.2	Certificate pursuant to 18 U.S.C Section 1350

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC
(Registrant)

March 27, 2007	By:	/s/ Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE

/s/ Robert R. Jones, III	President, Chief Executive Officer, and Director	March 27, 2007
Robert R. Jones, III

/s/ Allen O. Jones, Jr.	Senior Vice President Chief Financial Officer	March 27, 2007
Allen O. Jones, Jr.	(Principal Financial and Principle Accounting Officer)

/s/ William J. Justice	Director	March 27, 2007
William J. Justice

/s/ David D. Swift	Director	March 27, 2007
David D. Swift

/s/ Dale M. Ash	Director	March 27, 2007
Dale M. Ash

/s/ Michael Andreoli	Director	March 27, 2007
Michael Andreoli

/s/ L. Walter Crim	Director	March 27, 2007
L. Walter Crim

/s/ J. W. Trawick	Director	March 27, 2007
J. W. Trawick

INDEX TO EXHIBITS

Exhibit
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)
32.1	Certificate pursuant to 18 U.S.C Section 1350
32.2	Certificate pursuant to 18 U.S.C Section 1350