Form 10-Q
period 2007-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2007-05-15
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2007

Commission file number:   2-78572

UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Nashville Avenue Atmore, Alabama	36502
(Address of principal executive offices)	(Zip Code)

(251) 446-6000

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2007.

Class A Common Stock.... 2,375,471 Shares

Class B Common Stock....   -0-    Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL INFORMATION

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and due from banks	$14,179,097	$19,558,529
Interest bearing deposits in banks	17,775,788	31,645,717
Federal funds sold	1,125,000	0
Cash and cash equivalents	33,079,885	51,204,246
Securities available for sale (amortized cost of $130,332,195 and $109,175,484 respectively)	129,770,596	108,410,473
Loans	242,771,758	245,638,722
Allowance for loan losses	3,086,738	3,011,731
Net loans	239,685,020	242,626,991
Premises and equipment, net	12,176,145	11,796,175
Interest receivable	3,351,510	3,579,922
Intangible assets	934,763	917,263
Other assets	6,581,422	7,635,904
Total assets	425,579,341	426,170,974
Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing	62,095,274	64,993,029
Interest bearing	258,935,154	261,842,434
Total deposits	321,030,428	326,835,463
Securities sold under agreements to repurchase	49,987,139	44,410,101
Advances from Federal Home Loan Bank of Atlanta	6,882,050	6,939,500
Treasury, tax, and loan account	172,981	857,015
Interest payable	991,283	937,314
Accrued expenses and other liabilities	747,197	1,144,008
Note payable to Trust, net of debt issuance costs of $108,621 and $111,147 in 2007 and 2006, respectively	14,325,379	14,322,853
Total liabilities	394,136,457	395,446,254
Stockholders' equity:
Class A common stock, $0.01 par value.
Authorized 5,000,000 shares; issued and outstanding, 2,375,471 and 2,375,471 shares in 2007 and 2006, respectively	23,755	23,755
Class B common stock, $0.01 par value.
Authorized 250,000 shares; no shares issued or outstanding	-	-
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	5,721,678	5,673,088
Accumulated other comprehensive
(Loss) net of tax	(348,632)	(475,478)
Retained earnings	26,860,471	26,341,116
	32,257,272	31,562,481
Less: 138,807 and 142,789 treasury shares, at cost, respectively	814,388	837,761
Total stockholders' equity	31,442,884	30,724,720
Total liabilities and stockholders' equity	$425,579,341	$426,170,974

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Earnings and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Interest income:
Interest and fees on loans	$5,157,098	$4,711,930
Interest on investment securities available for sale:
Taxable	874,391	521,067
Nontaxable	332,602	295,339
Total investment income	1,206,993	816,406
Other interest income	418,938	227,584
Total interest income	6,783,029	5,755,920
Interest expense:
Interest on deposits	2,367,817	1,386,131
Interest on other borrowed funds	891,437	512,737
Total interest expense	3,259,254	1,898,868
Net interest income	3,523,775	3,857,052
Provision for loan losses	180,000	240,000
Net interest income after provision for loan losses	3,343,775	3,617,052
Noninterest income:
Service charge on deposits	653,939	632,217
Commission on credit life	15,884	10,835
Investment securities gains (losses), net	-	(8,765)
Other	231,274	406,477
Total noninterest income	901,097	1,040,764
Noninterest expense:
Salaries and benefits	2,108,325	1,795,761
Net occupancy expense	559,514	516,198
Other	923,871	926,986
Total noninterest expense	3,591,710	3,238,945
Earnings before income tax expense	653,162	1,418,871
Income tax expense	133,673	377,338
Net earnings	$519,489	$1,041,533
Basic earnings per share	$0.23	$0.47
Diluted earnings per share	$0.23	$0.47
Basic weighted average shares outstanding	2,235,440	2,225,897
Diluted weighted average shares outstanding	2,241,938	2,232,933
Cash dividend per share	$-	$-
Statement of Comprehensive Income
Net earnings	$519,489	$1,041,533
Other comprehensive income, net of tax:
Unrealized holding gain (loss) arising during the period	126,846	(244,117)
Less: reclassification adjustment for (gains) losses included in net income	-	(5,259)
Comprehensive income	$646,335	$802,675

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Cash flows from operating activities
Net earnings	$519,489	$1,041,533
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	180,000	240,000
Depreciation of premises and equipment	242,962	243,981
Net amortization of premium on investment securities	73,528	24,954
Loss on sales of investment securities available for sale, net	-	8,765
Gain on sale of other real estate	-	(12,501)
Stock-based compensation	1,278	3,300
Gain on disposal of equipment	(1,036)	(3,987)
Deferred income taxes	-	162,743
Decrease in interest receivable	228,412	232,045
Increase in other assets	(18,359)	(14,656)
Increase (decrease) in interest payable	53,969	(362,139)
Increase (decrease) in accrued expenses and other liabilities	(59,502)	108,464
Net cash provided by operating activities	1,220,741	1,672,502
Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	51,008,799	3,673,071
Proceeds from sales of investment securities available for sale	-	1,743,150
Purchases of investment securities available for sale	(72,239,038)	(9,398,615)
Net decrease (increase) in loans	2,806,964	(8,297,777)
Net increase (decrease) in net charge offs	(104,993)	(60,370)
Purchases of premises and equipment, net	(635,734)	(1,313,822)
Proceeds from sale of premises and equipment	13,838	24,832
Insurance claim received	1,038,775	-
Proceeds from sale of other real estate	-	177,501
Net cash used in investing activities	(18,111,389)	(13,452,030)
Cash flows from financing activities
Net (decrease) in deposits	(5,805,035)	(15,312,378)
Net increase in securities sold under agreements to repurchase	5,577,038	5,547,981
Cash dividends	(334,783)	(377,904)
Proceeds from sale of treasury stock	70,551	51,652
Repayments of advances from FHLB Atlanta	(57,450)	(2,057,450)
Decrease in other borrowed funds	(684,034)	(939,643)
Net cash used in financing activities	(1,233,713)	(13,087,742)
Net decrease in cash and cash equivalents	(18,124,361)	(24,867,270)
Cash and cash equivalents, beginning of period	51,204,246	50,866,843
Cash and cash equivalents, end of period	$33,079,885	$25,999,573
Supplemental disclosures
Cash paid during the period for:
Interest	$3,205,285	$1,919,322
Income taxes	38,000	585,000
Noncash transactions
Transfer of loans to other real estate through foreclosure	$60,000	$-

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 – General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.  For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – Net Earnings per Share

Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2007 and 2006.  Common stock outstanding consists of issued shares less treasury stock.  Diluted net earnings per share for the three month periods ended March 31, 2007 and 2006 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Corporation’s Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.  Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31
	2007	2006
Diluted earnings per share	$0.23	$0.47
Weighted average common shares outstanding
	2,235,440	2,225,897
Effect of the assumed exercise of stock options based	6,498	7,036
Total weighted average common shares
and potential common stock outstanding	2,241,938	2,232,933

NOTE 3 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31 ($ in thousands):

	March 31
	2007	2006
Balance at beginning of year	3,012	3,029
Provision charged to expense	180	240
Loans charged off	(116)	(77)
Recoveries	11	18
Balance at end of period	3,087	3,210

At March 31, 2007 and 2006, the amounts of nonaccrual loans were $1,090,993 and $2,219,662, respectively.

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

NOTE 5 – Stock Based Compensation

At March 31, 2007, the Corporation had one stock-based compensation plan, which is described more fully in Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.  Effective January 1, 2006, the Corporation adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach.

Grant-date fair value is measured on the date of grant using option-pricing models with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period.  Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly the model does not necessarily provide a reliable single measure of the fair value of the Corporation’s stock options.

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted during the three months ended March 31, 2007.

	March 31,	March 31,
	2007	2006
Weighted-average expected life (in years)	N/A	5.0
Expected Volatility	N/A	20.00%
Risk-free interest rate	N/A	5.02%
Expected dividend yield	N/A	1.90%
Weighted-average fair value of options granted during the period	N/A	$ 3.56

NOTE 5 – Stock Based Compensation (Continued)

At March 31, 2007, there was approximately $19,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a period of 4 years.

The following table represents stock option activity for the three months ended March 31, 2007:

	Shares under option	Weighted average exercise price per share	Weighted average remaining contractual life
Options outstanding, beginning of period	55,600	14.27
Granted	-	-
Surrendered	-	-
Exercised	-	-
Options outstanding, end of period	55,600	14.27	4.9
Exercisable, end of period	51,600	14.27	4.6

Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. were 170,400 at March 31, 2007.

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended March 31, 2007 and 2006, respectively.

	March 31, 2007	March 31, 2006
Aggregate intrinsic value of outstanding options	$ 167,437	$ 165,452
Aggregate intrinsic value of exercisable options	$ 164,137	$ 157,245

NOTE 6 – Recently Issued Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located.  These returns are subject to examination by taxing authorities for all years after 2002.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, (SFAS No. 159), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet adopted SFAS No. 159 and we are currently evaluating the effect that it may have on our consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three months ended March 31, 2007 and 2006, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Three Months Ended March 31, 2007 and 2006, Compared

Summary

Net income for the three months ended March 31, 2007 decreased $522,044, or 50.1%, as compared to the same period in 2006.  The decrease is largely attributable to increased interest expense related to Trust Preferred securities issued in 2006 (approximately $180,000) and an increase in salaries and benefits discussed in detail in Noninterest Expense below.

Net Interest Income

In comparison to the same period in 2006, total interest income increased $1,027,109 (17.8%) in the first quarter of 2007.  Increases in both the yield earned (to 7.5% from 7.0%) and the growth in earning assets (increase of $52,174,969 or 13.9%) contributed to the increase.  The Bank benefited from the general rise in interest rates as the prime rate rose to 8.25% from an average of near 7.50% in the same period in 2006.  Growth for the quarter was concentrated in the lower yielding assets, investment securities and federal funds sold.

Total interest expense for the first quarter of 2007 increased by $1,360,386 (71.6%) as compared to the first quarter of 2006 as interest bearing liabilities grew by $57,416,154 (21.7%).  Higher costing time deposits and repurchase agreements with core customers comprised the bulk of the increase.  The general rise in interest rates caused the average rate paid on these liabilities to increase to 4.1% in the quarter from 2.9% in the same period in 2006.

The net interest margin decreased to 4.0% in the quarter from 4.9% in the same period in 2006.  Growth in lower yielding assets and the flat yield curve were major contributors to the lower margin.

Provision for Loan Losses

The provision for loan losses totaled $180,000 for the first quarter of 2007 as compared to $240,000 for the same period in 2006.  The increase to the Bank’s provision reflected the level of the loan portfolio, historical loan losses, and the Bank’s compliance with regulatory changes pertaining to the Allowance for Loan Losses. For further discussion of these changes see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income decreased $139,667 or 13.4% for the first quarter of 2007. Service charges on deposits increased $21,722, or 3.4%, for the first quarter of 2007 as compared to 2006. Other noninterest income decreased during the first quarter of 2007 by $175,203 or 43.1% as compared to 2006.  A major factor in the decrease was the gain on sale of an equity investment in a banking- related entity during the first quarter of 2006 of $119,110.

Noninterest Expense

Total noninterest expense increased $352,765, or 10.9%, during the first quarter of 2007 compared to the same quarter of 2006.  Of that amount, salaries and benefits increased $312,564, or 17.4%, in the first quarter of 2007 as compared to 2006. The Bank is continuing with its strategic expansion into the growing markets in Baldwin County, Alabama and Santa Rosa County, Florida.  The Bank has now fully staffed the new branches in these areas and has made strategic hires for branches under construction.  Occupancy expense during the quarter increased by $43,316 compared to the same period last year as a function of the growth strategy.

Income Taxes

Earnings before taxes for the first quarter of 2007 were $653,162 as compared to $1,418,871 in the first quarter of 2006, a decrease of $765,709 or 54.0%.  Income tax expense for the first quarter decreased $243,665 to $133,673, or by 64.6%, when compared to $377,338 for the same period in 2006.  Reduced earnings combined with stable revenue from tax-free, municipal bonds combined to reduce the Corporation’s effective tax rate to 20.46% in 2007 from 26.59% in 2006

Financial Condition and Liquidity

Total assets on March 31, 2007 decreased $591,633 or 0.1% from December 31, 2006.  This decrease is largely attributable to the reduction in Federal Funds Sold and interest bearing balances in other banks due to the anticipated, cyclical reduction in public funds during the period.  See discussion of Deposits below.  Average total assets for the first three months of 2007 were $425,875,158.  The ratio of loans (net of allowance) to deposits plus repurchase agreements on March 31, 2007 was 64.6% as compared to 74.6% on December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2007 decreased by $18,124,361, or by 35.4%, from December 31, 2006. This decrease is primarily attributable to the Bank’s efforts to deploy its liquid assets in higher yielding investments within its investment portfolio.

Investment Securities

Securities available for sale increased $21,360,123, or 19.7%, during the first quarter of 2007 as short term, invested balances in other banks and funds received from loan paydowns were redeployed into higher yielding investments.

Loans

Net loans decreased by $2,941,971 or 1.2% at March 31, 2007, from December 31, 2006.  Large paydowns of $5,413,730 from a small number of commercial loans were offset by the Bank’s loan production in the same period.

Allowance for Loan Losses

The allowance for losses on loans is maintained at levels that reflect the historic loss rate on loans and the difference between loan balance and value for loans that are impaired.  The historic loss rate is adjusted for the effects of: general economy, local economy, trends in problem loans and past due loans, technical expertise of loan personnel, growth in loans and peer levels of reserves.  Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the cost of monetizing.  At the end of the first quarter of 2007, a reserve level of $3,086,738 was considered to be adequate.  This is equivalent to 1.27% of gross loans and is an increase from 1.23% at year-end 2006.  The Bank’s 1.27% reserve percentage is comparative to the Uniform Bank Performance Report peer group reserve percentage (as of 12/31/2006) of 1.23%.

Loans on which the accrual of interest had been discontinued decreased to approximately $1,090,000 at March 31, 2007, as compared to $1,570,000 at December 31, 2006. Net charged-off loans for the first three months of 2007 were $105,000, as compared to $59,000 for the same period in 2006.

Non-performing Assets: The following table sets forth the Corporation's non-performing assets at March 31, 2007 and December 31, 2006. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due, except for credit cards, which continue to accrue interest after ninety days.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below.  These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At March 31, 2007 the Bank had $1,274,979 in impaired loans, compared to $1,766,960 at December 31, 2006.

		March 31,	December 31,
		2007	2006
		(Dollars in Thousands)
	Description

A	Loans accounted for on
	a nonaccrual basis	$ 1,090	$ 1,570

B	Loans which are contractually
	past due ninety days or more
	as to interest or principal
	payments (excluding balances
	included in (A) above)	4	9

C	Loans, the terms of which have
	been renegotiated to provide
	a reduction or deferral of interest
	or principal because of a
	deterioration in the financial
	position of the borrower.	194	197

D	Other non-performing assets	681	621

	Total	$ 1,969	$ 2,397

Premises and Equipment

Premises and equipment increased $379,970 during the first quarter of 2007 as the acquisition of the Loxley Business Center was finalized and placed in service.

Intangible Assets

Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution.  Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter.  The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights.  The Corporation tests the intangible asset each September 30 for impairment.  At March 31, 2007, the Corporation operates two branch offices in Florida.

For the three months ended March 31, 2007 and 2006, no impairment was recorded related to the intangible asset.  As of March 31, 2007 and 2006, the Corporation had recorded $917,263 in intangible assets related to the cost of the charter.

Internet Domain Address – On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500.  This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.

Deposits

Total deposits decreased $5,805,035, or 1.8%, at March 31, 2007 from December 31, 2006, including decreases of $2,897,755 in non-interest bearing deposits and $2,907,280 in interest bearing deposits. The decrease in deposits is largely due to the cyclical nature of deposits and withdrawals of public funds related to the collection and disbursement of property taxes in one of the Bank’s local markets, withdrawals of such publics being offset by growth in time deposits in the quarter.

Liquidity

One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds.  Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity.  Should the Corporation’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2007 is considered adequate by management.  Also see Item 3 below.

Capital Adequacy

The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on March 31, 2007, was $31,442,884, an increase of $718,164, or 2.3%, from December 31, 2006.  This net increase is a combination of current period earnings and a decrease in unrealized losses on securities available for sale.

Primary capital to total assets at March 31, 2007 was 9.6%, as compared to 9.5% at year-end 2006. Total capital and allowances for loan losses to total assets at March 31, 2007 was 11.3%, as compared to 11.1% at December 31, 2006.  The Corporation's risk based capital was $47,943,000, or 16.80% of risk adjusted assets, at March 31, 2007, as compared to $47,295,000, or 14.0%, at year-end 2006. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts.  Continued growth into new markets may require the Corporation to further access external funding sources.  There can be no assurance that such funding sources will be available to the Corporation.

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates.  The following table presents the Bank's projected change in NPV for the various rate shock levels as of December 31, 2006, the most recent date for which the Corporation has a completed analysis. Management does not expect the analysis as of March 31, 2007 to change materially from the December 31, 2006 analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates		Change in Market	Change in Market
(Basis Points)	Market Value Equity	Value Equity	Value Equity %

300	55,678	(2,037)	(4)
200	56,607	(1,108)	(2)
100	57,015	(700)	(1)
0	57,715	-	-
-100	57,001	(714)	(1)
-200	55,557	(2,158)	(4)
-300	53,580	(4,135)	(7)

The preceding table indicates that at December 31, 2006, in the event of an immediate and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV of equity would be expected to decrease by the amounts indicated.

Derivative Financial Instruments

To hedge the Corporation’s exposure to changing interest rates, management entered into an interest rate floor agreement on a portion of its variable rate loan portfolio during September 2005. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Corporation’s counterparty agrees to pay the Corporation an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement.  The Corporation paid its counterparty a one-time premium equal to $52,500 which is being amortized during the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge.  As of March 31, 2007, the interest rate floor contract was carried at fair value which was equal to $576.  The Corporation considers the derivative (interest rate floor) as highly effective in offsetting changes in cash flows of the hedged items (variable rate loans).

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

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form10-K for the fiscal year ended December 31, 2006.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 2, 2007.

(b)

The following nominees were elected as Directors of the Corporation, to serve until the 2010 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Against
Michael R. Andreoli	1,533,759	753
David Swift	1,527,411	7,101

The Directors of the Corporation whose terms of office continued after the 2006 Annual Meeting are as follows:

Director	To Serve Until the Annual Meeting of Stockholders in the year
Robert R. Jones, III	2008
Dale M. Ash	2008
L. Walter Crim	2009
William J Justice	2009
J. Wayne Trawick	2009

(c)

The stockholders of the Corporation approved the United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan by the following vote:

For	1,350,227
Against	65,726
Abstain	97,851
Broker non vote	30,707

ITEM 6.

EXHIBITS

(a)

Exhibits.

10.11

United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (incorporated by reference to Appendix A of the Corporation’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: May 10, 2007
	By:	/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO

	By:	/s/ Allen O. Jones, Jr.
Allen O. Jones, Jr.
Senior Vice President and CFO

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.11

United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (incorporated by reference to Appendix A of the Corporation’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002