Form 10-Q
period 2007-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2007-08-14
CIK 704561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

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

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2007.

Class A Common Stock	2,375,471 Shares
Class B Common Stock	-0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION

UNITED BANCORPORATION OF ALABAMA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and due from banks	$ 15,176,055	$ 19,558,529
Interest bearing deposits in banks	3,427,109	31,645,717
Federal funds sold	150,000	0
Cash and cash equivalents	18,753,164	51,204,246
Securities available for sale (amortized cost of $111,165,118	109,122,585	108,410,473
and $109,175,484 respectively)
Loans	254,483,303	245,638,722
Allowance for loan losses	3,189,125	3,011,731
Net loans	251,294,178	242,626,991
Premises and equipment, net	12,717,778	11,796,175
Interest receivable	3,560,320	3,579,922
Intangible assets	934,763	917,263
Other assets	7,510,597	7,635,904
Total assets	403,893,385	426,170,974
Liabilities and Stockholders' Equity:
Deposits:
Non-interest bearing	61,450,227	64,993,029
Interest bearing	253,998,170	261,842,434

Total deposits	315,448,397	326,835,463
Securities sold under agreements to repurchase	34,196,774	44,410,101
Advances from Federal Home Loan Bank of Atlanta	6,857,100	6,939,500
Treasury, tax, and loan account	332,691	857,015
Interest payable	984,272	937,314
Accrued expenses and other liabilities	1,141,293	1,144,008
Note payable to Trust, net of debt issuance costs
of $106,095 and $111,147
in 2007 and 2006, respectively	14,327,905	14,322,853
Total Liabilities	373,288,432	395,446,254

UNITED BANCORPORATION OF ALABAMA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Continued)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Stockholders' equity:
Class A common stock, $0.01 par value.
Authorized 5,000,000 shares; issued and outstanding,
2,375,471 and 2,375,471 shares in 2007 and 2006, respectively	23,755	23,755
Class B common stock, $0.01 par value.
Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized
250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,722,956	5,673,088
Accumulated other comprehensive
(loss), net of tax	(1,248,037)	(475,478)
Retained earnings	26,920,667	26,341,116
	31,419,341	31,562,481
Less: 138,807 and 142,789 treasury shares, at cost, respectively	814,388	837,761
Total Stockholders’ Equity	30,604,953	30,724,720
Total Liabilities and Stockholders’ Equity	$ 403,893,385	$ 426,170,974

UNITED BANCORPORATION OF ALABAMA, INC. AND SUBSIDIARY

Consolidated Statements of Earnings and Comprehensive Income

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$ 5,415,141	$ 5,122,026	$ 10,572,239	$ 9,833,956
Interest on investment securities available for sale:
Taxable	1,169,864	499,653	2,044,255	1,020,720
Nontaxable	365,478	318,407	698,080	613,746
Total investment income	1,535,342	818,060	2,742,335	1,634,466
Other interest income	181,136	66,091	600,074	293,675
Total interest income	7,131,619	6,006,177	13,914,648	11,762,097
Interest expense:
Interest on deposits	2,562,148	1,545,878	4,929,965	2,932,009
Interest on other borrowed funds	931,309	637,397	1,822,746	1,150,134
Total interest expense	3,493,457	2,183,275	6,752,711	4,082,143
Net interest income	3,638,162	3,822,902	7,161,937	7,679,954
Provision for loan losses	210,000	240,000	390,000	480,000
Net interest income after
provision for loan losses	3,428,162	3,582,902	6,771,937	7,199,954
Noninterest income:
Service charge on deposits	686,363	694,898	1,340,302	1,327,115
Commission on credit life	10,694	15,194	26,578	26,029
Investment securities gains (losses), net	(306)	-	(306)	(8,765)
Other	237,017	175,032	468,291	581,509
Total noninterest income	933,768	885,124	1,834,865	1,925,888
Noninterest expense:
Salaries and benefits	2,028,064	1,852,690	4,136,389	3,648,451
Net occupancy expense	660,614	617,619	1,220,128	1,133,817
Other	1,244,420	945,391	2,168,291	1,872,377
Total noninterest expense	3,933,098	3,415,700	7,524,808	6,654,645
Earnings before income tax expense	428,832	1,052,326	1,081,994	2,471,197
Income tax expense	33,135	316,183	166,808	693,521
Net earnings	$ 395,697	$ 736,143	$ 915,186	$ 1,777,676
Basic earnings per share	$0.18	$0.33	$0.41	$0.80
Diluted earnings per share	$0.18	$0.33	$0.41	$0.80
Basic weighted average shares outstanding	2,236,664	2,222,044	2,236,055	2,223,960
Diluted weighted average shares outstanding	2,244,060	2,229,373	2,243,451	2,231,289
Cash dividend per share	$ 0.15	$ 0.15	$ 0.15	$ 0.15
Statement of Comprehensive Income
Net earnings	$ 395,697	$ 736,143	$ 915,186	$ 1,777,676
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	(899,589)	(464,231)	(772,743)	(708,348)
Reclassification adjustment for gains (losses)
included in net income.	184	-	184	(5,259)
Comprehensive income (loss)	$ (503,708)	$ 271,912	$ 142,627	$ 1,074,587

UNITED BANCORPORATION OF ALABAMA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net earnings	$915,186	$1,777,676
Adjustments to reconcile net earnings to net
cash provided by operating activities
Provision for loan losses	390,000	480,000
Depreciation of premises and equipment	527,628	587,769
Net amortization of premium on investment securities	(410,039)	50,325
Loss on sales of investment securities available for sale, net	306	8,765
Gain on sale of other real estate	-	(12,501)
Stock-based compensation	2,556	3,300
Gain on disposal of equipment	(3,435)	(3,987)
Deferred income taxes	-	319,310
Decrease in interest receivable	19,602	23,854
Increase in other assets	(195,955)	(228,548)
Increase in interest payable	46,958	76,949
Increase (decrease) in accrued expenses and other liabilities	1,619	(1,058,958)
Net cash provided by operating activities	1,294,426	2,023,954
Cash flows from investing activities
Proceeds from maturities, calls, and principal
repayments of investment securities available for sale	98,410,177	5,820,525
Proceeds from sales of investment securities available for sale	9,969,842	1,743,150
Purchases of investment securities available for sale	(109,984,970)	(13,613,921)
Net increase in loans	(9,262,187)	(17,815,941)
Purchases of premises and equipment, net	(1,462,034)	(2,168,353)
Proceeds from sale of premises and equipment	16,238	24,832
Insurance claim received	1,038,775	-
Proceeds from sale of other real estate	-	177,501
Net cash used in investing activities	(11,274,159)	(25,832,207)
Cash fows from financing activities
Net decrease in deposits	(11,387,066)	(5,296,904)
Net increase in securities sold under
agreements to repurchase	(10,213,327)	10,531,783
Cash dividends	(334,782)	(327,590)
Purchase of treasury stock		(63,750)
Proceeds from sale of treasury stock	70,550	50,345
Advances from FHLB Atlanta	-	5,000,000
Repayments of advances from FHLB Atlanta	(82,400)	(2,091,015)
Decrease in other borrowed funds	(524,324)	(758,418)
Net cash (used in) provided by financing activities	(22,471,349)	7,044,451
Net decrease in cash and cash equivalents	(32,451,082)	(16,763,802)
Cash and cash equivalents, beginning of period	51,204,246	50,866,843
Cash and cash equivalents, end of period	$18,753,164	$34,103,041

UNITED BANCORPORATION OF ALABAMA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(continued)

Supplemental disclosures
Cash paid during the period for:
Interest	$6,705,753	$4,005,194
Income taxes	86,510	1,155,000
Noncash transactions
Transfer of loans to other real estate
through foreclosure	$205,000	$-

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

NOTE 2 – Earnings per Share

Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2007 and 2006.  Common stock outstanding consists of issued shares less treasury stock.  Diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Corporation’s 1998 Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
		June			June
	2007		2006	2007		2006

Diluted earnings per share	$ 0.18		$ 0.33	$ 0.41		$ 0.80
Weighted average common
shares outstanding	2,236,664		2,222,044	2,236,055		2,223,960
Effect of the assumed exercise of
stock options based on the
treasury stock method using
average market price	7,396		7,329	7,396		7,329
Total weighted average common
shares and potential common
stock outstanding	2,244,060		2,229,373	2,243,451		2,231,289

NOTE 3 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

		June 30,
	2007		2006

Balance at beginning of year	$ 3,011		$ 3,029
Provision charged to expense	390		480
Less Loans charged off	(230)		(165)
Recoveries	18		37
Balance at end of period	$ 3,189		$ 3,381

At June 30, 2007 and 2006, the amount of nonaccrual loans was $4,907,807 and $3,154,339 respectively. As a result of regular monthly reviews during the second quarter, significant weaknesses in a $3.5 million land development loan were noted and the loan was placed on non accrual status.

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

NOTE 5 – Stock Based Compensation

At June 30, 2007, the Corporation had two stock-based compensation plans.  The 1998 Stock Option Plan is described more fully in Note 12 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Corporation’s stockholders approved the 2007 Equity Incentive Plan at the annual meeting of the Corporation on May 2, 2007.  Awards under the 2007 Equity Incentive Plan may be made in the following types:  stock options, stock appreciation rights, restricted stock, performance units, supplemental cash payments, and deferred compensation.  The 2007 Equity Incentive Plan is described more fully in the Corporation’s Proxy Statement on Schedule 14 A filed with the Securities and Exchange Commission on April 9, 2007.  As of June 30, 2007, no awards had been made from the 2007 Equity Incentive Plan.

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

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model.  There were no stock options granted during the six months ended June 30, 2007.

	June 30,	June 30,
	2007	2006
Weighted-average expected life (in years)	N/A	5.00
Expected Volatility	N/A	20.00%
Risk-free interest rate	N/A	5.02%
Expected dividend yield	N/A	1.90%
Weighted-average fair value of
options granted during the period	N/A	$ 3.95

At June 30, 2007, there was approximately $16,500 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a period of 4 years.

The following table represents stock option activity for the six months ended June 30, 2007:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	55,600	14.27
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	55,600	14.27	4.2
Exercisable, end of period	52,000	14.45	3.8

The Corporation has no plans to award future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc.

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2007 and 2006, respectively.

	June 30,	June 30,
	2007	2006
Aggregate intrinsic value
of outstanding options	$ 318,837	$ 136,000
Aggregate intrinsic value
of exercisable options	$ 307,637	$ 131,000

As of June 30, 2007, no awards had been made from the 2007 Equity Incentive Plan and 308,000 remained available for future awards to employees and directors of the Corporation.

NOTE 6 – Recently Issued Accounting Pronouncements

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 had no affect on the Corporation’s financial statements. The Corporation has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Corporation’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.  The Corporation and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in the states where its banking offices are located.  These returns are subject to examination by taxing authorities for all years after 2002.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, (SFAS No. 159), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Corporation has not yet adopted SFAS No. 159 and is currently evaluating the effect that it may have on its consolidated financial statements.

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

The estimation of fair value is significant to a number of the Corporation’s assets, including, but not limited to, investment securities, derivatives, other real estate owned, intangible assets and other repossessed assets.  Derivatives and investment securities are recorded at fair value while other real estate owned, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower.  Fair values for investment securities and derivatives are based on quoted market prices, and if not available, quoted prices on similar instruments.  The fair values of other real estate owned and repossessions are typically determined based on third-party appraisals less estimated costs to sell.  Intangible assets, such as the charter cost, are periodically evaluated to determine if any impairment might exist.

The estimation of fair value and subsequent changes of fair value of investment securities, derivatives, other real estate owned, repossessions and intangible assets can have a significant impact on the value of the Corporation, as well as have an impact on the recorded values and subsequently reported net income.

A change in interest rates is the primary determining factor in the fair value of investment securities, derivatives, and the value at which these assets are reported in the Corporation’s financial statements.  Local economic conditions are often the key factor in the valuation of other real estate owned and repossessed assets.  Changes in these factors can cause assets to be written down and have an impact on the financial results.  The overall financial condition and results of operations of the banking unit is the primary determinant as to the value of recorded intangible assets.

Operating Climate and Strategy

Both the national economic conditions and the local economy have effects on the operations of the Corporation.  Nationally, the interest rate environment has not been favorable for the commercial banking business as the existence of low rates, a flat yield curve, and the impact of sub prime mortgages on interest rate movements have constrained the ability of commercial banks to generate spreads between interest earning assets and interest paying liabilities.  (The Corporation has not purchased investment securities collateralized by sub prime mortgages.)  The local/regional economy has experienced an unsettled real estate market with few transactions.

During recent years, the Corporation has expanded into growing markets by opening new branches.  The expansion has required increased investment in premises and equipment and increased operating expenses associated with employee compensation and occupancy expenses. These increased expenses are anticipated to be offset as additional loans and deposits are originated.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the "Corporation") and its principal subsidiary, United Bank (the “Bank”), for the three and six months ended June 30, 2007 and 2006, compared.  This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Six Months ended June 30, 2007 and 2006, Compared

Summary

Net earnings for the six months ended June 30, 2007, decreased by $862,490, or 48.5%, as compared to the same period in 2006.  The decrease is attributable to compression of the net interest margin and increases in non interest expenses.  These factors are discussed in detail below.

Net Interest Income

In comparison to the same period in 2006, total interest income increased $2,152,551 (18.3%) in the six months ended June 30, 2007.  Growth in average earning assets of $58,193,740, or 17.8%, was the primary factor of the increase.  A decrease in the yield earned (to 7.45% during the first six months of 2007 from 7.50% in the 2006 period) partially offset the effect of asset growth for the quarter.   Asset growth in 2007 was concentrated in lower yielding assets, investment securities and federal funds sold, which resulted in downward pressure on the interest earned and the net interest margin.

Total interest expense for the first six months of 2007 increased by $2,670,568 (65.4%) as compared to the first six months of 2006 as average interest bearing liabilities grew by $58,257,510 (21.7%).  The increase was primarily due to higher costing time deposits.  The growth of interest expense was also impacted by interest paid on the issuance of $10 million of Trust Preferred Securities on September 30, 2006; the first six months of 2007 includes approximately $360,000 of interest expense that was not incurred in the same period of 2006.  The general rise in interest rates paid on deposits caused the average rate paid on interest bearing liabilities to increase to 4.2% in the first six months of 2007 from 3.1% in the same period in 2006.

The net interest margin decreased to 3.9%, in the six months ended June 30, 2007, from 4.7% in the same period in 2006.  Growth in lower yielding assets and the flat yield curve were major contributors to the lower margin.

Provision for Loan Losses

The provision for loan losses totaled $390,000 for the first six months of 2007 as compared to $480,000 for the same period in 2006.  This decrease is due to management’s assessment of the credit quality of the loan portfolio and a lower growth rate in the loan portfolio for the sixth months ended June 30, 2007 as compared to the same period in 2006 (to 3.6% from 7.6%).  For further discussion of the provision for loan losses see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income decreased $91,023 or 4.7% for the first six months of 2007 as compared to the same period in 2006.  Service charges on deposits increased approximately $13,000, or 1.0%, for the first six months of 2007.  Other noninterest income decreased $113,218, or 19.5%, during the first six months of 2007.  The primary factor in the decrease was a one-time gain realized on the sale of an investment of $119,000 in 2006 that was not repeated in 2007.

Noninterest Expense

Total noninterest expense increased $870,163, or 13.1% during the first six months of 2007 as compared to the same period of 2006.  The major factors contributing to this increase were related to the Bank’s expansion strategy.  Salaries and benefits increased $487,938 or 13.4% in the first six months of 2007, as several managers were employed to fill key positions prior to the completion of the planned branches in Baldwin County, Alabama and Santa Rosa County, Florida.  Additionally, staff employed in training and other support positions were added to assure continued quality customer service.  Occupancy expense increased $86,311 or 7.6% and this increase was due to an increase in depreciation expense associated with the branch expansion.  Other expenses increased $295,914, or 15.8%, during the first six months of 2007.  Factors contributing to the increase were increased professional and advertising fees to support marketing efforts and insurance and other expenses to support the increased number of locations.

Income Taxes

Earnings before taxes for the first six months of 2007 were $1,081,994 as compared to $2,471,197 for the first six months of 2006, a decrease of $1,389,203, or 56.2%.  Income tax expense for the first six months of 2007 decreased by $526,713, to $166,808, as compared to $693,521 during the same period in 2006.  The effective tax rate decreased to 15.4% for the first six months of 2007 when compared to 28.06% for the same period in 2006 as tax free income was a larger portion of earnings before income tax expense.

Three Months Ended June 30, 2007 and 2006, Compared

Summary

Net earnings for the three months ended June 30, 2007 decreased $340,446, or 46.3% compared to the same period in 2006.

Net Interest Income

Total interest income increased $1,125,442, or 18.7%, in the second quarter of 2007 as compared to 2006.  Average interest-earning assets were $394,209,053 for the second quarter of 2007, as compared to $330,200,745 for the same period in 2006, an increase of $64,008,308, or 19.4%. A substantial portion of this growth is due to the increased funds invested in investment securities and fed funds sold during the quarter.  The average rate earned during the second quarter of 2007 was 7.44% as compared to 7.55% in 2006, reflecting the same downward pressure on interest earned for the year to date.

Total interest expense increased by $1,310,182, or 60.0%, in the second quarter of 2007 compared to the same period in 2006. Average interest bearing liabilities increased to $331,262,213 in 2007 from $272,163,346 in 2006, an increase of $59,098,867, or 21.7%.  The average rate paid increased to 4.23% in 2007 as compared to 3.22% in 2006.

The net interest margin decreased to 3.89% for the second quarter of 2007, as compared to 4.90% for the same period in 2006.  This was due to the increase in the Bank’s cost of funds as deposits repriced at higher rates due to the continuing effect of rate increases by the Federal Reserve Board through July of 2006.

Provision for Loan Losses

The provision for loan losses totaled $210,000 for the second quarter of 2007 as compared to $240,000 for the same period in 2006.  As discussed previously, the lower growth rate and credit quality analysis are the primary factors in the difference between 2007 and 2006. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.

Noninterest Income

Total noninterest income increased $48,644 or 5.5% for the second quarter of 2007. Service charges on deposits decreased $8,535, or 1.2%, for the second quarter of 2007 as compared to 2006.  Other income increased during the second quarter of 2007 by $61,985 or 35.41% as compared to 2006.  This increase is primarily attributable to increases in financial services income ($19,042), credit card income ($16,000), and a dividend earned on a banking-related investment ($22,000).

Noninterest Expense

Total noninterest expense increased $517,398, or 15.1%, during the second quarter of 2007 compared to the same quarter of 2006.  Salaries and benefits increased $175,374, or 9.5%, in the second quarter of 2007 as compared to the same quarter of 2006.  See Noninterest Expense in the six months discussion above for greater detail.  Occupancy expense increased $42,995, or 7.0%, in the second quarter of 2007, largely associated with the completion of several capital projects that are being depreciated in the current period that were not applicable in 2006.  Other noninterest expense increased $299,029, or 31.6%, to $1,244,420 for the three months ended June 30, 2007.  This increase is attributable to advertising, professional fees, other insurance, and ATM network expenses as previously discussed.

Income Taxes

Earnings before taxes for the second quarter of 2007 were $428,832 as compared to $1,052,326 in the second quarter of 2006, a decrease of $623,494 or 59.25%.  Income tax expense for the second quarter decreased $283,048 to $33,135, compared to $316,183 for the same period in 2006.   The effective tax rate decreased to 7.73% in 2007 from 30.05% in 2006 as tax free income was a larger portion of earnings before income tax expense.

Financial Condition and Liquidity

Total assets on June 30, 2007 decreased $22,272,589 or 5.2% from December 31, 2006 as a seasonal public funds deposit that was on the books at December 31st was reduced in the normal course of business during the second quarter of 2007.  Average total assets for the first six months of 2007 were $415,032,180.  The ratio of loans (net of allowance) to deposits plus repurchase agreements on June 30, 2007 was 71.9% as compared to 65.4% on December 31, 2006.  The increase was the result of the expected decline in a specific public funds deposit relationship which is discussed in Deposits below.

Cash and Cash Equivalents

Federal Funds Sold and interest bearing balances in other banks as of June 30, 2007 decreased by $28,068,608, or by 88.7%, from December 31, 2006 as a seasonal public funds deposit that was on the books at December 31st was reduced in the normal course of business.. The decrease is attributable to the Bank’s response to reductions in the balances of interest bearing deposits and repurchase agreements related to two large depositors.

Investment Securities

Securities available for sale increased by $712,112, or 0.7%, at June 30, 2007, from December 31, 2006.

Loans

 Net loans increased by $8,667,187 or 3.6% at June 30, 2007, from December 31, 2006.  Agricultural lending and commercial real estate loans contributed the majority of this loan growth.

Allowance for Loan Losses

The allowance for losses on loans is maintained at levels that reflect the historic loss rate on loans, in accordance with FAS 5, and the difference between loan balance and value for loans that are impaired, in accordance with FAS 114.  The historic loss rate is adjusted for the effects of: general economy, local economy, trends in problem loans and past due loans, technical expertise of loan personnel, growth in loans and peer levels of reserves.  Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the cost of monetizing.  At the end of the first six months of 2007, a reserve level of $3,189,125 was considered to be adequate.  This is equivalent to 1.25% of gross loans and is an increase from 1.23% at year-end 2006.  The Bank’s 1.25% reserve percentage is comparative to the Uniform Bank Performance Report peer group reserve percentage (as of 3/31/2007) of 1.19%.

Loans on which the accrual of interest had been discontinued increased to approximately $4,907,807 at June 30, 2007, as compared to $1,570,000 at December 31, 2006. Net charged-off loans for the first six months of 2007 were $212,000, as compared to $128,000 for the same period in 2006.

Non-performing Assets

The following table sets forth the Corporation's non-performing assets at June 30, 2007 and December 31, 2006. Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.

The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below.  These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties.

		June 30,	December 31,
		2007	2006
		(Dollars in Thousands)
	Description
A	Loans accounted for on
	a nonaccrual basis	$ 4,907	$ 1,570
B	Loans which are contractually
	past due ninety days or more
	as to interest or principal
	payments (excluding balances
	included in (A) above)	6	9
C	Loans, the terms of which have
	been renegotiated to provide
	a reduction or deferral of interest
	or principal because of a
	deterioration in the financial
	position of the borrower.	86	197
D	Other non-performing assets	826	621

	Total	$ 5,825	$ 2,397

Subsequent to the end of the quarter, one additional loan in the amount of $3,000,000 was placed on nonaccrual status in the normal course of the July review of loan quality.  Management’s analysis of the allowance for loan losses continues to indicate that the Corporation is adequately reserved.

Premises and Equipment

Premises and equipment increased $921,603 during the first six months of 2007.  This increase is largely due to the purchase of a Commercial Banking Center located in Loxley, Alabama and construction in process associated with two retail branches in Jay, Florida and Summerdale, Alabama that should open in the second half of 2007.  A small amount of the increase is associated with projects that are in process to locate branches in Pace, Florida, Loxley, and Spanish Fort Alabama.

Intangible Assets

Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution.  Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter.  The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights.  The Corporation tests the intangible asset each September 30 for impairment.  At June 30, 2007, the Corporation operates two branch offices in Florida.

For the six months ended June 30, 2007 and 2006, no impairment was recorded related to the intangible asset.  As of June 30, 2007 and 2006, the Corporation had recorded $917,263 in intangible assets related to the cost of the charter.

Internet Domain Address – On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500.  This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.

Deposits

Total deposits decreased $11,387,066, or 3.5%, at June 30, 2007 from December 31, 2006.   Interest bearing deposits decreased $7,844,264 at June 30, 2007, from December 31, 2006.  This decrease is largely due to the cyclical nature of deposits and withdrawals of public funds related to the collection and disbursement of property taxes in one of the Bank’s local markets.  The balance of funds held in brokerage-based sweep accounts as of June 30, 2007, was $15,748,101 as compared the balance, as of December 31, 2006, of $15,843,097.

Liquidity

One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds.  Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity.  Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The Corporation has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Bank’s liquidity at June 30, 2007 is considered adequate by management.  Also see Item 3 below.

Capital Adequacy

The Bank has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders' equity on June 30, 2007, was $30,604,953, a decrease of $119,767, or 0.4%, from December 31, 2006.  This net decrease is a combination of current period earnings, reduced by an increase in the unrealized losses on securities available for sale and the declaration of dividends as of June 30, 2007.

Primary capital to total assets at June 30, 2007, was 10.2%, as compared to 9.5% at year-end 2006. Total capital and allowances for loan losses to total assets at June 30, 2007, was 11.9%, as compared to 11.1% at December 31, 2006.  The Corporation's risk based capital was $48,107,352, or 16.4% of risk adjusted assets, at June 30, 2007, as compared to $47,286,000, or 16.4%, at year-end 2006. The minimum requirement is 8.00%. Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts.  Continued growth into new markets may require the Corporation to further access external funding sources.  There can be no assurance that such funding sources will be available to the Corporation.

Off-Balance Sheet Items

The Bank is a party to financial and non-financial obligations with off-balance sheet risk in the normal course of business.  The financial obligations include commitments to extend credit and standby letters of credit.  Construction and real estate commitments are the primary non-financial obligations and relate to the purchase of a branch facility.

The following table sets forth the off-balance sheet risk of the Bank as of June 30, 2007.

June 30,
2007
Commitments to extend credit	$36,884,000
Standby letters of credit	2,565,000
Construction and real estate commitments	2,100,000

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

Interest rate sensitivity analysis is used to measure the Bank's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 - 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank's Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates.  The following table presents the Bank's projected change in NPV for the various rate shock levels as of March 31, 2007, the most recent date for which the Corporation has a completed analysis. Management does not expect the analysis as of June 30, 2007 to change materially from the March 31, 2007 analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates (Basis Points)	Market Value Equity	Change in Market Value Equity	Change in Market Value Equity %

300	$49,439	(5,439)	(9.9%)
200	51,514	(3,364)	(6.1%)
100	53,098	(1,780)	(3.2%)
0	54,878	-	0.0%
-100	55,099	221	0.4%
-200	54,314	(564)	(1.0%)
-300	53,381	(1,497)	(2.7%)

The preceding table indicates that at March 31, 2007, in the event of an immediate and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV of equity would be expected to increase or (decrease) by the amounts indicated.

Derivative Financial Instruments

To hedge the Corporation’s exposure to changing interest rates, management entered into an agreement known as an “interest rate floor” on a portion of its variable rate loan portfolio during September 2006. Interest rate floors are typically used to mitigate a loan portfolio’s exposure to falling interest rates. Pursuant to the agreement, the Corporation’s counterparty agrees to pay the Corporation an amount equal to the difference between the prime rate and 5.75% multiplied by a $35,000,000 notional amount should the prime rate fall below 5.75% during the two year term of the agreement.  The Corporation paid its counterparty a one-time premium equal to $52,500 which is being amortized during the 2 year term. The interest rate floor is being marked to market and accounted for as a cash flow hedge.  As of June 30, 2007, the interest rate floor contract was carried at fair value which was equal to $0.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)

A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 2, 2007 was reported under Item 4 of the Corporation’s Form 10-Q for the quarter ended March 31, 2007, and is incorporated by reference herein.

ITEM 5. OTHER INFORMATION.

On August 8, 2007, pursuant to that certain Indenture dated as of June 27, 2002 between United Bancorporation of Alabama, Inc. (the "Corporation") and Wells Fargo Bank, N.A. (the "Trustee"), the Corporation gave notice to the Trustee of its intention to redeem on September 30, 2007 (the "Debentures Redemption Date") all of the $4,124,000 Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") due June 30, 2032 that were issued by the Corporation and held exclusively by United Bancorp Capital Trust I, a business trust subsidiary of the Corporation (the "Trust").   The redemption price will be equal to the principal outstanding balance of the Debentures, plus interest accrued and unpaid on the Debentures to, but not including, the Debentures Redemption Date.  The Corporation intends to fund the redemption price from the proceeds of its September 27, 2006 issuance of additional trust preferred securities as reported in the Corporation's Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.

As a result of the redemption of the Debentures and pursuant to the Amended and Restated Trust Agreement dated as of June 27, 2002, all of the Trust Preferred Securities and Common Securities issued by the Trust will be redeemed on September 30, 2007 (the "Securities Redemption Date") at a redemption price equal to the $1,000 liquidation amount of each security, plus accumulated and unpaid distributions to, but not including, the Securities Redemption Date, plus the related amount of the premium, if any, paid by the Corporation upon the concurrent redemption of the Debentures, allocated on a pro rata basis among such securities.

ITEM 6. EXHIBITS

(a)

Exhibits.

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

99.1

Report of United Bank to be mailed August 14, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 13, 2007	/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO

/s/ Allen O. Jones, Jr.
Allen O. Jones, Jr.
Senior Vice President and CFO