Form 10-Q
period 2007-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2007-11-13
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission file number 2-78572
UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 East Nashville Avenue, Atmore, Alabama 36502
(Address of principal executive offices)(Zip Code)
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
                         Large accelerated filer ☐                                          Accelerated filer ☐                                         Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 13, 2007.
Class A Common Stock.... 2,241,413 Shares
Class B Common Stock.... -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended September 30, 2007

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and due from banks	$11,932,698	$19,558,529
Interest bearing deposits in banks	3,657,887	31,645,717
Federal funds sold	9,945,000	0

Cash and cash equivalents	25,535,585	51,204,246

Securities available for sale (amortized cost of $97,416,350 and $109,175,484 respectively)	96,850,886	108,410,473
Loans	262,716,167	245,638,722
Allowance for loan losses	3,309,256	3,011,731

Net loans	259,406,911	242,626,991

Premises and equipment, net	15,517,782	11,796,175
Interest receivable	3,961,828	3,579,922
Intangible assets	934,763	917,263
Other assets	6,255,244	7,635,904

Total assets	408,462,999	426,170,974

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	61,583,243	64,993,029
Interest bearing	265,153,606	261,842,434

Total deposits	326,736,849	326,835,463

Securities sold under agreements to repurchase	30,631,077	44,410,101
Advances from Federal Home Loan Bank of Atlanta	1,799,650	6,939,500
Treasury, tax, and loan account	511,489	857,015
Interest payable	1,098,883	937,314
Accrued expenses and other liabilities	5,635,611	1,144,008

Note payable to Trust, net of debt issuance costs of $0 and $111,147 in 2007 and 2006 respectively	10,310,000	14,322,853

Total liabilities	376,723,559	395,446,254

Stockholders’ equity:
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,377,471 and 2,375,471 shares in 2007 and 2006, respectively	23,775	23,755
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,791,215	5,673,088
Accumulated other comprehensive (loss), net of tax	(346,837)	(475,478)

Retained earnings	27,069,549	26,341,116
	32,537,702	31,562,481

Less: 136,058 and 142,789 treasury shares, at cost, respectively	798,262	837,761

Total stockholders’ equity	31,739,440	30,724,720

Total liabilities and stockholders’ equity	$408,462,999	$426,170,974

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$5,616,402	$5,401,421	$16,188,641	$15,235,377
Interest on investment securities available for sale:
Taxable	839,446	517,565	2,883,701	1,538,285
Nontaxable	369,901	322,368	1,067,981	936,114

Total investment income	1,209,347	839,933	3,951,682	2,474,399
Other interest income	52,897	116,657	652,971	410,332

Total interest income	6,878,646	6,358,011	20,793,294	18,120,108

Interest expense:
Interest on deposits	2,731,059	1,851,026	7,661,024	4,783,035
Interest on other borrowed funds	781,254	712,714	2,604,000	1,862,848

Total interest expense	3,512,313	2,563,740	10,265,024	6,645,883

Net interest income	3,366,333	3,794,271	10,528,270	11,474,225

Provision for loan losses	240,000	240,000	630,000	720,000

Net interest income after provision for loan losses	3,126,333	3,554,271	9,898,270	10,754,225

Noninterest income:
Service charge on deposits	807,481	711,615	2,147,783	2,038,730
Commission on credit life	17,963	17,248	44,541	43,277
Investment securities gains (losses), net	—	3,886	(306)	(4,879)
Other	242,607	211,461	710,898	792,970

Total noninterest income	1,068,051	944,210	2,902,916	2,870,098

Noninterest expense:
Salaries and benefits	2,118,849	1,906,969	6,255,238	5,555,420
Net occupancy expense	665,035	668,340	1,885,163	1,802,157
Other	1,099,973	1,274,026	3,268,264	3,146,403

Total noninterest expense	3,883,857	3,849,335	11,408,665	10,503,980

Earnings before income tax expense (benefit)	310,527	649,146	1,392,521	3,120,343
Income tax expense (benefit)	(6,461)	139,642	160,347	833,163

Net earnings	$316,988	$509,504	$1,232,174	$2,287,180

Basic earnings per share	$0.14	$0.23	$0.55	$1.03
Diluted earnings per share	$0.14	$0.23	$0.55	$1.02
Basic weighted average shares outstanding	2,239,815	2,223,594	2,237,323	2,223,855

Diluted weighted average shares outstanding	2,246,461	2,231,755	2,243,969	2,232,016

Cash dividend per share	$0.08	$—	$0.23	$0.15

Statement of Comprehensive Income

Net earnings	$316,988	$509,504	$1,232,174	$2,287,180

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period	901,200	684,976	128,457	(23,372)
Reclassification adjustment for gains (losses) included in net income	—	2,332	184	2,927

Comprehensive income (loss)	$1,218,188	$1,196,812	$1,360,815	$2,260,881

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Cash flows from operating activities
Net earnings	$1,232,174	$2,287,180
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	630,000	720,000
Depreciation of premises and equipment	826,626	926,890
Net amortization of premium on investment securities	187,457	70,478
Loss on sales of investment securities available for sale, net	306	4,879
Gain on sale of other real estate	(28,016)	(12,501)
Stock-based compensation	4,268	12,714
Gain on disposal of equipment	(3,435)	(3,987)
Writedown of other real estate	—	200,000
Increase in interest receivable	(381,906)	(469,446)
(Increase) decrease in other assets	326,072	(294,714)
Increase in interest payable	161,569	195,049
Increase (decrease) in accrued expenses and other liabilities	542,215	(381,520)

Net cash provided by operating activities	3,497,330	3,255,022

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	104,585,075	7,504,977
Proceeds from sales of investment securities available for sale	16,958,673	1,743,150
Purchases of investment securities available for sale	(109,984,970)	(14,548,141)
Net increase in loans	(17,614,920)	(25,215,790)
Purchases of premises and equipment, net	(4,561,036)	(3,881,647)
Proceeds from sale of premises and equipment	16,238	24,832
Insurance claim received	1,038,775	—
Proceeds from sale of other real estate	173,016	177,501

Net cash used in investing activities	(9,389,149)	(34,195,118)

Cash flows from financing activities
Net decrease in deposits	(98,614)	(5,411,872)
Net increase (decrease) in securities sold under agreements to repurchase	(13,779,024)	12,381,804
Cash dividends	(561,758)	(333,216)
Exercise of stock options	22,400	—
Purchase of treasury stock	—	(63,750)
Proceeds from sale of treasury stock	125,530	96,565
Advances from FHLB Atlanta	—	5,000,000
Proceeds from Trust Preferred Issuance	—	10,000,000
Repayments of advances from FHLB Atlanta	(5,139,850)	(7,148,465)
Decrease in other borrowed funds	(345,526)	(730,614)

Net cash (used in) provided by financing activities	(19,776,842)	13,790,452

Net decrease in cash and cash equivalents	(25,668,661)	(17,149,644)

Cash and cash equivalents, beginning of period	51,204,246	50,866,843

Cash and cash equivalents, end of period	$25,535,585	$33,717,199

Supplemental disclosures
Cash paid during the period for:
Interest	$10,103,455	$6,450,834
Income taxes	94,454	1,155,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	$205,000	$240,000
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
NOTE 2 – Earnings per Share
Basic earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2007 and 2006. Common stock outstanding consists of issued shares less treasury stock. Diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Corporation’s 1998 Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September		September
	2007	2006	2007	2006
Diluted earnings per share	$0.14	$0.23	$0.55	$1.02

Weighted average common shares outstanding	2,239,815	2,223,594	2,237,323	2,223,855
Effect of the assumed exercise of stock options based on the treasury stock method using average market price	6,646	8,161	6,646	8,161

Total weighted average common shares and potential common stock outstanding	2,246,461	2,231,755	2,243,969	2,232,016

NOTE 3 – Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30 ($ in thousands):

	September 30
	2007	2006
Balance at beginning of year	$3,011	$3,029
Provision charged to expense	630	720
Less Loans charged off	(355)	(1,112)
Recoveries	23	63
Other Adjustments	—	97

Balance at end of period	$3,309	$2,797

At September 30, 2007 and 2006, the amount of nonaccrual loans was $6,980,236 and $2,463,396 respectively. See Allowance for Loan Losses below.

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
NOTE 5 – Stock Based Compensation
At September 30, 2007, the Corporation had two stock-based compensation plans. The 1998 Stock Option Plan is described more fully in Note 12 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. The Corporation’s stockholders approved the 2007 Equity Incentive Plan at the annual meeting of the Corporation on May 2, 2007. Awards under the 2007 Equity Incentive Plan may be made in the following types: stock options, stock appreciation rights, restricted stock, performance units, supplemental cash payments, and deferred compensation. The 2007 Equity Incentive Plan is described more fully in the Corporation’s Proxy Statement on Schedule 14 A filed with the Securities and Exchange Commission on April 9, 2007. As of September 30, 2007, no awards had been made from the 2007 Equity Incentive Plan.
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
The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted during the nine months ended September 30, 2007.

	September 30
	2007	2006
Weighted-average expected life (in years)	N/A	5.00
Expected Volatility	N/A	20.00%
Risk-free interest rate	N/A	5.02%
Expected dividend yield	N/A	1.90%
Weighted-average fair value of options granted during the period	N/A	$4.26
At September 30, 2007, there was approximately $15,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a period of 3 years.
The following table represents stock option activity for the nine months ended September 30, 2007:

			Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	55,600	14.27
Granted	—	—
Surrendered	—	—
Exercised	(2,000)	11.20
Options outstanding, end of period	53,600	14.38	3.9

Exercisable, end of period	50,400	14.23	3.5

The Corporation has no plans to award future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc.
The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended September 30, 2007 and 2006, respectively.

	September 30
	2007	2006
Aggregate intrinsic value of outstanding options	$301,237	$154,000
Aggregate intrinsic value of exercisable options	$290,037	$152,000
As of September 30, 2007, no awards had been made from the 2007 Equity Incentive Plan and 308,000 shares remained available for future awards to employees and directors of the Corporation.

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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (SFAS No. 159), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Corporation has not yet adopted SFAS No. 159 and is currently evaluating the effect that it may have on its consolidated financial statements.

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
The allowance for loan losses is regularly evaluated by management and reviewed by the Board of Directors for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current national and local economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for credit losses is established through the provision for loan losses, which is a charge against earnings.
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
Operating Climate and Strategy
Both the national economic conditions and the local economy have effects on the operations of the Corporation. Nationally, the interest rate environment has not been favorable for the commercial banking business as the existence of low rates and the impact of sub prime mortgages on interest rate movements have constrained the ability of commercial banks to generate spreads between interest earning assets and interest paying liabilities. (The Corporation has not purchased investment securities collateralized by sub prime mortgages.) The local/regional economy has experienced an unsettled real estate market with few transactions recorded in certain markets on which to base valuations, and there is a lack of a robust insurance market.
During the last few years, the Corporation has expanded into growing markets by opening new branches. This expansion has required and continues to require increased investment in premises and equipment and increased operating expenses associated with employee compensation and occupancy expenses. Management expects these increased expenses will be offset as additional loans and deposits are originated over time.
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of United Bancorporation of Alabama, Inc. (the “Corporation”) and its principal subsidiary, United Bank (the “Bank”), for the three and nine months ended September 30, 2007 and 2006, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.

Nine Months ended September 30, 2007 and 2006, Compared
Summary
Net earnings for the nine months ended September 30, 2007, decreased by $1,055,006, or 46.1%, as compared to the same period in 2006. The primary reasons for this decrease are a reduction in the net interest income and an increase in the level of non interest expenses. These factors are discussed in detail below.
Net Interest Income
In comparison to the same period in 2006, total interest income increased $2,673,186 (14.8%) in the nine months ended September 30, 2007. Average earning assets grew by $48,922,909, or 14.7%. This asset growth in 2007 was concentrated in lower yielding assets, specifically investment securities and short term, liquid instruments such as federal funds sold. This shift in the mix of earning assets resulted in the yield earned being relatively unchanged between the periods.
Total interest expense for the first nine months of 2007 increased by $3,619,141 (54.5%) as compared to the first nine months of 2006 as average interest bearing liabilities grew by $51,482,376 (19.0%). Three factors contributed to this increase:
•	The issuance of $10 million of Trust Preferred Securities by United Bancorp Capital Trust II on September 30, 2006; the first nine months of 2007 includes approximately $540,000 of interest expense paid with respect to the issuance of the Trust Preferred Securities that was not incurred in the same period of 2006. These securities were issued in anticipation of and to finance the cost of the branch expansion strategy and to provide capital to support the growth in deposits and loans.

•	The general rise in interest rates paid on deposits caused the average rate paid on interest bearing liabilities to increase to 4.3% in the first nine months of 2007 from 3.3% in the same period in 2006.

•	Depositors demonstrated a preference for the higher rates of time deposits and these deposits became a larger percentage of total sources of funds.
As a result of the changes discussed above, the net interest margin decreased to 3.9% in the nine months ended September 30, 2007, from 4.8% in the same period in 2006. The compression of the net interest margin caused net interest income for the nine months ended September 30, 2007 to decrease $945,955 to $10,528,270, as compared with $11,474,225 for the nine months ended September 30, 2006.
Provision for Loan Losses
The provision for loan losses totaled $630,000 for the first nine months of 2007 as compared to $720,000 for the same period in 2006. The 2007 provision is the result of management’s assessment of the credit quality of the loan portfolio throughout the year and a lower growth rate in the loan portfolio for the nine months ended September 30, 2007 as compared to the same period in 2006 (to 7.0% from 10.4%). For further discussion of the provision for loan losses see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income increased $32,818 or 1.1% for the first nine months of 2007 as compared to the same period in 2006. Service charges on deposits increased approximately $109,053, or 5.3%, for the first nine months of 2007. Management, after a review of demand for products and industry practices, repriced a number of deposit services during the third quarter. The result is that the fees charged on these services are now more in line with the Corporation’s cost structure. Other noninterest income decreased $76,235, or 9.2%, during the first nine months of 2007. The primary factor in the decrease was that a one-time gain realized on the sale of an investment of $119,000 in 2006 was not duplicated in 2007.
Noninterest Expense
Total noninterest expense increased $904,685, or 8.6% during the first nine months of 2007 as compared to the same period of 2006. The major factors contributing to this increase were related to the Bank’s expansion strategy. Salaries and benefits increased $699,818 or 12.6% in the first nine months of 2007. Normal increases in salaries, benefits, and increases due to promotions and position changes constituted approximately $430,000 of the increase, while strategic hires to fill growth positions in the Baldwin County, Alabama and Santa Rosa County, Florida markets and the establishment of a training department primarily accounted for the remaining $270,000. Occupancy expense increased $83,066, or 4.6%, primarily due to the increase in depreciation expense associated with the branch expansion. Other expenses increased $121,861, or 3.9%, during the first nine months of 2007. Factors contributing to the increase were increased professional and advertising fees to support marketing efforts and insurance and other expenses to support the increased number of locations.
Income Taxes
Earnings before taxes for the first nine months of 2007 were $1,392,521 as compared to $3,120,343 for the first nine months of 2006, a decrease of $1,727,822, or 55.4%. Income tax expense for the first nine months of 2007 decreased by $672,816, to $160,347, as compared to $833,163 during the same period in 2006. The effective tax rate decreased to 11.5% for the first nine months of 2007 when compared to 26.7% for the same period in 2006 as tax free income was a larger portion of earnings before income tax expense.

Three Months Ended September 30, 2007 and 2006, Compared
Summary
Net earnings for the three months ended September 30, 2007 decreased $192,516, or 37.8% compared to the same period in 2006.
Net Interest Income
Total interest income increased $520,635, or 8.2%, in the third quarter of 2007 as compared to 2006. Average interest-earning assets were $371,191,649 for the third quarter of 2007, as compared to $338,398,763 for the same period in 2006, an increase of $32,792,866, or 9.7%. A substantial portion of this growth is due to the increased funds invested in investment securities ($27.1 million) and average quarterly loan growth of ($11.2 million). The average rate earned on interest-earning assets during the third quarter of 2007 was 7.56% as compared to 7.65% in 2006, reflecting the same downward pressure on interest earned for the year to date as discussed above in the nine month analysis.
Total interest expense increased by $948,573, or 37.0%, in the third quarter of 2007 compared to the same period in 2006. Average interest bearing liabilities increased to $313,086,402 in 2007 from $277,024,425 in 2006, an increase of $36,061,977, or 13.0%. The average rate paid increased to 4.4% in 2007 as compared to 3.7% in 2006. The increase in the average rate paid is primarily attributable to the increased volume of higher yielding time deposits as compared to lower yielding money market and demand accounts.
The net interest margin decreased to 3.8% for the third quarter of 2007, as compared to 4.6% for the same period in 2006. The compression of the net interest margin caused net interest income for the three months ended September 30, 2007 to decrease $427,938 to $3,366,333, as compared with $3,794,271 for the three months ended September 30, 2006.
Provision for Loan Losses
The provision for loan losses totaled $240,000 for the third quarter of 2007 as compared to $240,000 for the same period in 2006. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.
Noninterest Income
Total noninterest income increased $123,841 or 13.1% for the third quarter of 2007. Service charges on deposits increased $95,856, or 13.5%, for the third quarter of 2007 as compared to 2006 as changes in fees on deposit services began to take effect. Other income increased during the third quarter of 2007 by $31,146 or 14.7% as compared to 2006. This increase is primarily attributable to the gain on sale of a parcel of Other Real Estate Owned during the quarter of $28,000.
Noninterest Expense
Total noninterest expense increased $34,522, or 0.9%, during the third quarter of 2007 compared to the same quarter of 2006. Salaries and benefits increased $211,880, or 11.1%, in the third quarter of 2007 as compared to the same quarter of 2006. See Noninterest Expense in the nine months discussion above for greater detail. Occupancy expense decreased $3,305, or 0.5%. Other noninterest expense decreased $174,053, or 13.7%, to $1,099,973 for the three months ended September 30, 2007. The decreased expense is largely due to the Corporation’s recognition of $133,000 of expense related to overdrawn checking accounts in the third quarter of 2006 that was not repeated during 2007.
Income Taxes
Earnings before taxes for the third quarter of 2007 were $310,527 as compared to $649,146 in the third quarter of 2006, a decrease of $338,619 or 52.2%. Income tax expense for the third quarter decreased $146,103 to a benefit of $6,461, compared to an expense of $139,642 for the same period in 2006. The effective tax rate decreased to 0.0% in 2007 from 21.5% in 2006 as tax free income was approximately $60,000 greater than earnings before income tax expense for the quarter ended September 30, 2007.
Financial Condition and Liquidity
Total assets on September 30, 2007 decreased $17,707,975 or 4.2% from December 31, 2006 as a seasonal public funds deposit that was on the books at December 31st was reduced in the normal course of business during the second quarter of 2007. Average total assets for the first nine months of 2007 were $417,316,987. The ratio of loans (net of allowance) to deposits plus repurchase agreements on September 30, 2007 was 72.6% as compared to 65.4% on December 31, 2006. The increase is a result of a decline in funds invested in repurchase agreements during the third quarter by a large customer, which used the funds previously invested in the normal course of business to fund the construction and significant expansion of its operational facilities.
Cash and Cash Equivalents
Federal funds sold and interest bearing balances in other banks as of September 30, 2007 decreased by $18,042,830, or by 57.0%, from December 31, 2006 as these monies along with the reduction in investment securities and the limited use of out of market deposits (both discussed below), were used to fund several reductions in liabilities. A seasonal public funds deposit of approximately $40,000,000 that was on the books at December 31st was reduced in the normal course of business. The Bank reduced its borrowings from the Federal Home Loan Bank of Atlanta by $5,000,000 in the normal course of business thereby reducing a higher costing source of funds. A major depositor of funds through repurchase agreements executed a planned, large construction project and reduced its deposit in these instruments by approximately $13,800,000.
Investment Securities
Securities available for sale decreased by $11,559,587, or 10.7%, at September 30, 2007, from December 31, 2006, as securities were sold or allowed to mature in response to the reductions in funds discussed above.
Loans
Net loans increased by $16,779,920 or 6.9% at September 30, 2007, from December 31, 2006. Agricultural lending and commercial real estate loans contributed the majority of this loan growth.
Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate on loans, in accordance with FAS 5, and the difference between loan balance and value for loans that are impaired, in accordance with FAS 114. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in problem loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the cost of monetizing. At the end of the first nine months of 2007, a reserve level of $3,309,256 (an increase from the December 31, 2006 level of $3,011,731) was considered to be appropriate. This is equivalent to 1.26% of gross loans and is an increase from 1.23% at year-end 2006. The Bank’s 1.26% reserve percentage can be compared to the Uniform Bank Performance Report peer group reserve percentage (as of 6/30/2007) of 1.19%.
Loans on which the accrual of interest had been discontinued increased to approximately $6,980,236 at September 30, 2007, as compared to $1,570,000 at December 31, 2006. The increased level of non accrual loans is primarily associated with two large real estate loans totaling approximately $6,500,000. Net charged-off loans for the first nine months of 2007 were $333,000, as compared to $952,000 for the same period in 2006.
Non-performing Assets
The following table sets forth the Corporation’s non-performing assets at September 30, 2007 and December 31, 2006. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt or when principal and interest is 90 days or more past due except for credit cards, which continue to accrue interest after ninety days.
The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties.

		September 30,	December 31,
		2007	2006
		(Dollars in Thousands)
	Description
A	Loans accounted for on a nonaccrual basis	$6,980	$1,570

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	24	9

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	39	197

D	Other non-performing assets	681	621

	Total	$7,724	$2,397

Management’s analysis of the allowance for loan losses continues to indicate that the Corporation is appropriately reserved.
Premises and Equipment
Premises and equipment increased $3,721,607 during the first nine months of 2007. This increase is largely due to the purchase of a Commercial Banking Center located in Loxley, Alabama, the purchase of a retail banking center in Pace, FL, and construction of two retail branches in Jay, Florida and Summerdale, Alabama. A small amount of the increase is associated with projects that are in process to locate branches in Loxley, and Spanish Fort Alabama.
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
The Corporation tests the intangible asset each September 30 for impairment. At September 30, 2007, the Corporation operates two branch offices in Florida.
For the nine months ended September 30, 2007 and 2006, no impairment was recorded related to the intangible asset. As of September 30, 2007 and 2006, the Corporation had recorded $917,263 in intangible assets related to the cost of the charter.
Internet Domain Address – On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.
Deposits
Total deposits decreased $98,614, at September 30, 2007 from December 31, 2006. Interest bearing deposits increased $3,311,172 at September 30, 2007, from December 31, 2006. This increase is primarily attributable to the growth in time deposits as customers were selecting higher yielding time deposits instead of lower yielding transaction accounts. The balance of funds held in brokerage-based sweep accounts as of September 30, 2007, was $16,842,908 as compared to the balance as of December 31, 2006, of $15,843,097.
Out of Market Deposits
The Bank began utilizing out of market time deposits to manage its short-term funding needs. As of September 30, 2007, the Bank held approximately $10,000,000 in out of market deposits.
Trust Preferred Redemption
As previously disclosed in Item 5. Other Information of the Form 10-Q for the period ended June 30, 2007, the Corporation redeemed $4,000,000 of notes payable to United Bancorp Capital Trust I (“the Trust”) as of the first available redemption date of September 30, 2007. Because September 30 fell on a weekend, amounts payable and receivable were recorded in accounts payable and receivable until the payment could be made to Wells Fargo Bank, N.A., the Trustee, on October 1, 2007. The Corporation paid $4,124,000 to redeem the trust preferred securities and subordinated debentures and received $124,000 for its investment in the capital shares of the Trust. The Corporation also recorded to expense approximately $105,000 of unamortized expense in relation to the costs to organize the Trust in 2002. The ongoing effect of this redemption is to reduce net interest expense by approximately $160,000 annually.

Liquidity
One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, combined with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. To provide additional liquidity, the Bank utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. In addition, the Bank will use limited amounts of other off balance sheet sources of funding (such as Out of Market CD’s and repurchase agreements) as appropriate. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The Corporation has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Bank’s liquidity at September 30, 2007 is considered adequate by management. Also see Item 3 below.
Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on September 30, 2007, was $31,739,440, an increase of $1,014,720, or 3.3%, from December 31, 2006. This increase is a combination of current period earnings and a decrease in the unrealized losses on securities available for sale offset by the declaration of dividends through September 30, 2007.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At September 30, 2007, trust preferred securities included in Tier 1 capital totaled $10.0 million.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum total capital (Total Risk-Based Capital) of at least 8% of risk-weighted assets, minimum core capital (Tier I Risk-Based Capital) of at least 4% of risk-weighted assets, and a minimum leverage ratio of at least 4% of average assets. Management believes, as of September 30, 2007 that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2007, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary bank must maintain minimum Total Risk Based Capital, Tier I Risk-Based Capital, and leverage ratios of at least 10%, 6%, and 5% respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

		Well
	September 30,	Capitalized
	2007	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	14.74%	N/A
Tier 1 risk-based capital	13.65	N/A
Leverage Ratio	9.86	N/A

United Bank
Total risk-based capital	14.51%	10.00%
Tier 1 risk-based capital	13.41	6.00
Leverage ratio	9.93	5.00
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
Off-Balance Sheet Items
The Bank is a party to financial obligations with off-balance sheet risk in the normal course of business. The financial obligations include commitments to extend credit and standby letters of credit.
The following table sets forth the off-balance sheet risk of the Bank as of September 30, 2007.

September 30,
2007
Commitments to extend credit	$21,912,000
Standby letters of credit	2,364,000
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
Interest rate sensitivity analysis is used to measure the Bank’s interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 — 300 basis points increase or decrease in the market interest rates. The Bank uses the HNC Asset Liability Model, which takes the current rate structure of the portfolio and shocks for each rate level and calculates the new market value equity at each level. The Bank’s Board of Directors has adopted an interest rate risk policy, which establishes maximum allowable decreases in net interest margin in the event of a sudden and sustained increase or decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels as of June 30, 2007, the most recent date for which the Corporation has a completed analysis. Management does not expect the analysis as of September 30, 2007 to change materially from the June 30, 2007 analysis. All market risk sensitive instruments presented in this table are held to maturity or available for sale. The Bank has no trading securities.

Change in Interest Rates		Change in Market	Change in Market
(Basis Points)	Market Value Equity	Value Equity	Value Equity %
300	45,900	(6,261)	(12.0%)
200	48,167	(3,994)	(7.7%)
100	50,111	(2,050)	(3.9%)
0	52,161	—	0.0%
-100	53,397	1,236	2.4%
-200	52,978	817	1.6%
-300	52,303	142	0.3%
The preceding table indicates that at June 30, 2007, in the event of an immediate and sustained increase or decrease in prevailing market interest rates, the Bank’s NPV of equity would be expected to increase or (decrease) by the amounts indicated.
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

Date: November 13, 2007

/s/ Robert R. Jones, III

Robert R. Jones, III
President and CEO

/s/ Allen O. Jones, Jr.

Allen O. Jones, Jr.
Senior Vice President and CFO