Form 10-K
period 2007-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2008-03-28
CIK 704561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File No. 2-78572
UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction of	(I.R.S.Employer Identification No.)
incorporation or organization)
P.O. Drawer 8, Atmore, Alabama 36504
(Address of principal executive offices)
Registrant’s telephone number, including area code: (251) 446-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, Par Value $.01 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 27, 2008 was $37,662,929 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 27, 2008
Class A	$.01	2,251,164	Shares*
Class B	$.01	0	Shares

*	Excludes 133,007 shares held as treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders is incorporated by reference in Part III of this report.

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
United Bancorporation of Alabama, Inc and United Bank
     United Bancorporation of Alabama, Inc. (the “Corporation”) is a one-bank financial holding company, with headquarters in Atmore, Alabama. The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama (“Atmore”) and Peoples Bank, Frisco City, Alabama (“Peoples”). Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City (“Frisco City”), also a wholly-owned subsidiary of the Corporation, in late 1982. Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply “United Bank.”
     The Corporation and its subsidiary, United Bank (herein “United Bank” or the “Bank”), operate primarily in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from sixteen full service banking offices located in Atmore (2 offices), Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette (2 offices), Silverhill, Magnolia Springs, Spanish Fort and Summerdale, Alabama, and in Jay, Pace and Milton, Florida. Additionally, a loan production office is located in Loxley, Alabama.
     United Bank offers a broad range of banking services. Services to business customers include providing remote deposit capabilities, checking and time deposit accounts and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, repurchase agreements and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa multi-purpose, and nationally recognized credit card service. The Bank also offers internet banking, bill pay and access to online brokerage services at its web site, www.unitedbank.com. The Bank also owns an insurance agency, United Insurance Services, Inc., which opened and began business in 2001.

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
Employees — The Corporation and its subsidiary had approximately 188 full-time equivalent employees at December 31, 2007. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.
Supervision, Regulation and Government Policy — Bank holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law. The following brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation’s business. Any change in applicable law or regulations could have a material effect on the business of the Corporation and its subsidiary. Supervision, regulation and examination of banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Corporation common stock.
     The Corporation is registered as a financial holding company (“FHC”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, the Corporation is subject to the supervision, examination, and reporting requirements in the BHC Act and the regulations of the Federal Reserve. The Corporation is a “Financial Holding Company” (FHC). See discussion of the Gramm-Leach-Bliley Financial Services Modernization Act below.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) recapitalized the BIF and included numerous revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2007, the Bank was “well capitalized” and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.
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
The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (the ”GLB Act”) on November 12, 1999 represented an important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is now common. The GLB Act includes significant provisions regarding the privacy of financial information. These financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Corporation from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure. The GLB Act gives the Federal Reserve broad authority to regulate FHCs, but provides for functional regulation of subsidiary activities by the Securities Exchange Commission, Federal Trade Commission, state insurance and securities authorities and similar regulatory agencies.
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
Selected Statistical Information — The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2007, 2006 and 2005. Averages referred to in the following statistical information are generally average daily balances.

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation’s interest-earning assets and interest-bearing liabilities.

	(Dollars in Thousands)
		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2007
Loans, net (1)	$251,348	$21,195	8.43%
Taxable securities available for sale	73,682	3,662	4.97%
Tax exempt sec available for sale (2)	35,750	2,163	6.05%
Federal funds sold and repurchase agreements	5,230	258	4.93%
Interest-bearing deposits with other financial institutions	12,832	667	5.20%

Total interest-earning assets	$381,137	$27,945	7.38%

Saving deposits and demand deposits interest-bearing	$90,123	$2,052	2.28%
Time deposits	174,009	8,407	4.83%
Repurchase agreements	40,909	1,708	4.18%
Other borrowed funds	18,318	1,396	7.62%

Total interest-bearing liabilities	$323,359	$13,563	4.19%

Net interest income/net yield on interest earning assets		$14,382	3.8%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2006
Loans, net (1)	$242,431	$20,815	8.59%
Taxable securities available for sale	43,275	2,112	4.88%
Tax exempt sec available for sale (2)	31,870	1,912	6.00%
Federal funds sold and repurchase agreements	8,535	434	5.08%
Interest-bearing deposits with other financial institutions	10,369	427	4.12%

Total interest-earning assets	$336,480	$25,700	7.64%

Saving deposits and demand deposits interest-bearing	$79,120	$1,197	1.51%
Time deposits	143,241	5,846	4.08%
Repurchase agreements	41,745	1,661	3.98%
Other borrowed funds	16,380	1,052	6.42%

Total interest-bearing liabilities	$280,486	$9,756	3.48%

Net interest income/net yield on interest earning assets		$15,944	4.74%

	Average Balance	Expense	Earned Paid
2005
Loans, net (1)	$213,311	$15,786	7.40%
Taxable securities available for sale	42,604	1,822	4.28%
Tax exempt sec available for sale (2)	26,117	1,575	6.03%
Federal funds sold and repurchase agreements	9,784	243	2.48%
Interest-bearing deposits with other financial institutions	6,847	204	2.98%

Total interest-earning assets	$298,663	$19,630	6.57%

Saving deposits and demand deposits interest-bearing	$74,362	$893	1.20%
Time deposits	122,387	3,290	2.69%
Repurchase agreements	27,580	642	2.33%
Other borrowed funds	13,500	678	5.02%

Total interest-bearing liabilities	$237,829	$5,503	2.31%

Net interest income/net yield on interest earning assets		$14,127	4.73%

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2007, 2006, and 2005.
Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.
(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance as to
2007	2006		2007	2006	Variance	Rate	Volume
$251,348	$242,431	Loans (Net)	$21,194	$20,815	$379	$(368)	$747
73,682	43,275	Taxable SecuritiesAFS (1)	3,692	2,112	1,580	122	1,458
35,750	31,870	Tax Exempt Securities AFS (2)	2,164	1,912	252	20	232
5,230	8,535	Fed Funds Sold	258	434	(176)	(12)	(164)
12,832	10,369	Interest Bearing Deposits	637	427	210	97	113

$378,842	$336,480	Total Earning Assets	$27,945	$25,700	$2,245	$(141)	$2,386

$90,123	$79,120	Savings and Interest Bearing Demand Deposits	$2,052	$1,197	$855	$312	$543
174,009	143,241	Time Deposits	8,407	5,846	2,561	1,368	1,193
40,909	41,745	Repurchase Agreements	1,708	1,661	47	78	(31)
18,318	16,380	Other Borrowed Funds	1,396	1,052	344	138	205

$323,359	$280,486	Total Interest Bearing Liabilities	$13,563	$9,756	$3,807	$1,896	$1,910

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2007, 2006, and 2005.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.
(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance as to
2006	2005		2006	2005	Variance	Rate	Volume
$242,431	$213,311	Loans (Net)	$20,815	$15,786	$5,029	$2,684	$2,345
43,275	42,604	Taxable SecuritiesAFS (1)	2,112	1,822	290	30	260
31,870	26,117	Tax Exempt Securities AFS (2)	1,912	1,575	337	(15)	352
8,535	9,784	Fed Funds Sold	434	243	191	(52)	243
10,369	6,847	Interest Bearing Deposits	427	204	223	132	91

$336,480	$298,663	Total Earning Assets	$25,700	$19,630	$6,070	$2,779	$3,291

$79,120	$74,362	Savings and Interest Bearing Demand Deposits	$1,197	$893	$304	$255	$49
143,241	122,387	Time Deposits	5,846	3,290	2,556	1,732	824
41,745	27,580	Repurchase Agreements	1,661	642	1,019	595	424
16,380	13,500	Other Borrowed Funds	1,052	678	374	130	244

$280,486	$237,829	Total Interest Bearing Liabilities	$9,756	$5,503	$4,253	$2,712	$1,541

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2006 and 2005.
Investments — The investment policy of United Bank provides that funds that are not otherwise needed to meet the loan demand of United Bank’s market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. Since 2001 the Bank has moved all investments held to maturity to available for sale. The Bank’s current loan policy establishes the optimal ratio of total loans to the sum of deposits and repurchase agreements as being 85%. This ratio as of December 31, 2007 was 65.14%. Growth in the loan portfolio is driven by general economic conditions and the availability of loans meeting the Bank’s credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, repurchase agreement growth, reallocation of maturing investments and advances from the Federal Home Loan Bank of Atlanta (FHLB). Management intends to make use of longer term Out of Market CD’s and term FHLB advances to fund fixed rate loans with maturities in excess of one (1) year.
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

The following table sets forth the distribution of maturities of investment securities available for sale:
Maturity Distribution of Investment Securities Available for Sale
December 31, 2007, 2006, and 2005
(Dollars in Thousands)

	2007		2006		2005
US Government Agencies excluding Mortgage Backed securities Within one year	$22,434	4.28%	$29,457	5.40%	$—	0.00%
1-5 years	14,236	4.73%	12,869	4.48%	17,103	4.06%
5-10 years	21,943	5.49%	11,785	5.48%	2,000	4.89%
After 10 years	1,002	5.75%	1,000	5.75%	—	0.00%

Total	$59,615	4.86%	$55,111	5.21%	$19,103	4.15%

Mortgage Backed Securities Within one year	$728	3.60%	$—	0.00%	$—	0.00%
1-5 years	2,356	4.05%	3,980	4.02%	4,292	3.83%
5-10 years	4,620	4.05%	6,000	4.05%	8,358	4.06%
After 10 years	9,208	4.74%	11,435	4.66%	11,123	4.98%

Total	$16,912	4.44%	$21,415	4.37%	$23,773	4.45%

State & Municipal (1) Within one year	$469	4.06%	$591	2.52%	$1,000	3.13%
1-5 years	6,318	3.90%	5,169	3.88%	4,709	3.76%
5-10 years	14,160	4.02%	12,407	4.09%	10,416	4.11%
After 10 years	14,471	4.02%	14,482	4.01%	12,769	4.01%

Total	$35,418	4.00%	$32,649	3.99%	$28,894	3.97%

Totals	$111,945	4.52%	$109,175	4.68%	$71,770	4.18%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2007, 2006 and 2005.
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
Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank’s loan maturity distribution reflects 6.22% of the portfolio maturing in one year or less. In addition, 45.94% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate changes.

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
Small banks located in one community experience a much higher risk due to the dependence on the economic viability of that single community. United Bank is more geographically diverse than some of its local community banking competitors. With offices in fifteen communities, risks associated with the effects of major economic disruptions in one community are somewhat mitigated. This geographic diversity affects all types of loans and plays a part in the Bank’s risk management.
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
Real estate loans, whether they are construction or mortgage, historically have had lower delinquency rates than other types of loans in the portfolio. This is no longer the case with the change in the real estate market. The Bank makes very few long term, fixed rate mortgage loans; however, it does offer loans with repayment terms based on amortization of up to 30 years with balloon features of shorter durations. The Bank also offers several different long-term mortgage programs provided by third party processors.
Installment loans are generally collateralized. Given the small dollar exposure on each loan, the risk of a significant loss on any one credit is limited. Pricing and close monitoring of past due loans enhance the Bank’s returns from this type of loan and minimize risks.
An average loan in the loan portfolio at December 31, 2007 was approximately $65,219, an increase of $3,236 from the 2006 level.

LOAN PORTFOLIO MATURITIES
Maturities and loan re-pricing indices in the Corporation’s loan portfolio are as follows:
Remaining Maturity
December 31, 2007
(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total
Real estate — construction	$9,045	$56,955	$2,699	$68,699
Real estate — mortgage 1-4 family	615	27,264	13,860	41,739
Real estate — commercial	671	40,611	13,281	54,563
Real estate — other	1,201	16,959	13,377	31,537
Agricultural	490	7,719	1,045	9,254
Commercial	3,202	32,362	10,566	46,130
Other loans	1,412	11,494	2,310	15,216

Totals	$16,636	$193,364	$57,138	$267,138

Loans by Re-pricing Index
(Dollars in Thousands)

	Prime	LIBOR	Other	Total
Real estate — construction	$49,275	$4,517	$—	$53,792
Real estate — mortgage 1-4 family	16,035	—	—	16,035
Real estate — commercial	19,723	707		20,430
Real estate — other	11,087		425	11,512
Agricultural	1,920			1,920
Commercial	18,369	—	—	18,369
Other loans	667	—	—	667

Totals	$117,076	$5,224	$425	$122,725

For additional information regarding interest rate sensitivity see INTEREST RATE RISK included in Item 1A below.
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

     At December 31, 2007, the Bank had impaired loans aggregating $11,710,174, compared with impaired loans totaling $1,766,960 as of December 31, 2006. The majority of this increase is due to seven commercial real estate loans comprising $10,959,402 which were determined to be impaired during 2007. Reserves in the amount of $1,825,820, or 16.65% of the aggregate outstanding balance of these loans, have been established. In March of 2008, the Bank was granted summary judgment with respect to the enforceability of the loan documents in connection with one of these loans that accounts for 30% of the total impaired loans. Subject to continuing litigation developments, management believes that this ruling will expedite the Bank’s efforts to collect on the loan. The remaining six loans are predominantly commercial real estate loans ranging from approximately $100,000 to approximately $3,000,000. Because the commercial real estate market both nationally and in the Bank’s specific market area is experiencing unusual weakness, management has focused additional attention on this segment of the portfolio.
The following table sets forth the Corporation’s non-performing assets at December 31, 2007, 2006, and 2005. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when the ability to collect the principal and interest is in doubt or when principal and interest is 90 days or more past due, except for credit cards, which continue to accrue interest.

	Descriptions	2007	2006	2005
A	Loans accounted for on a nonaccrual basis	$11,079	$1,570	$1,406

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	26	9	4

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	54	197	318

D	Other non-performing assets	551	621	1,131

	Total	$11,710	$2,397	$2,859

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $685,398, $123,917 and $165,159 for 2007, 2006, and 2005 respectively. All of the assets in (D) above at the end of 2007, 2006, and 2005 were other real estate owned (ORE).
There may be additional loans in the Bank’s portfolio that may become classified or impaired as conditions continue to change. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.
Loan Concentrations: On December 31, 2007, the Bank had $40,792,171 of agriculture related loans as compared to $36,937,617 and $35,407,000 in 2006 and 2005, respectively. Real estate construction and 1-4 family residential mortgage loans were $68,699,154 and $41,738,820 respectively in 2007 and $59,392,025 and $37,899,222 respectively in 2006 and 2005.

Summary of Loan Loss Experience
(Dollars in Thousands)

	2007	2006	2005
Average amount of loans outstanding, net	$251,348	$243,546	$213,311

Allowance for loan losses beginning January 1	$3,011	$3,028	$2,562

Loans Charged off:
Commercial, financial and agriculture	(226)	(960)	(365)
Real estate — mortgage	—	—	—
Installment loans to individuals	(213)	(95)	(108)

Total Charged off	(439)	(1,055)	(473)
Recoveries during the period Commercial, financial and agriculture	12	35	2
Real estate — mortgage	—	—	—
Installment loans to individuals	17	45	57

Total Recoveries	29	80	59
Loans Charged off, net	(410)	(975)	(414)
Other Adjustments		(102)	—
Additions to the allowance charged to operations	1,380	1,060	880

	$3,981	$3,011	$3,028

Ratio of net charge offs during the period to average loans outstanding	0.16%	0.40%	0.19%
Allowance for Loan Losses: The allowance for loan losses is maintained at a level which, in management’s opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount and trend of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to the provision is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.
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
The nonclassified portion of the allowance is for probable inherent losses which exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, and general economic environment in the Corporation’s markets.
While the total allowance is described as consisting of a classified and a nonclassified portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable charges to income. Management does, however, consider the allowance for loan losses to be appropriate for the reported periods. The Corporation has allocated proportionately the nonclassified portion of the allowance to the individual loan categories for purposes of the loan loss allowance table below.
Management believes that the allowance for loan losses at December 31, 2007 is appropriate given past experience and the underlying strength of the loan portfolio.
The table below reflects an allocation of the allowance for the years ended December 31, 2007, 2006, and 2005. The allocation represents an estimate for each category of loans based upon historical experience and management’s judgment.
(Dollars In Thousands)

				Percentage of Loans to
	Allowance			Total Loans
	2007	2006	2005	2007	2006	2005
Commercial, financial and agricultural	$2,964	$2,173	$2,271	53.5%	54.2%	70.1%
Real estate — construction	336	116	91	25.7%	24.2%	8.5%
Real estate — mortgage 1-4 family	554	563	454	15.6%	15.4%	15.6%
Installment loans to individuals	127	159	212	5.2%	6.2%	5.8%

Total	$3,981	$3,011	$3,028	100.0%	100.0%	100.0%

Delinquent Loan Policy: Installment loans are placed on nonaccrual when the loan is three payments past due. Single-date maturity notes are placed on nonaccrual status when such notes are delinquent for 90 days. Delinquent commercial loans are placed on nonaccrual status when the loan is 90 days past due or when a loan is determined to be impaired. Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank.
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
Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which is reviewed by the Special Assets Officer and then recommended for approval by the CEO. All charged off loans are reviewed by the Board of Directors of the Bank at the monthly board meeting.
DEPOSITS
(Dollars in Thousands)
The following table sets forth the average amount of deposits for the years 2007, 2006, and 2005 by category.

	Average			Average
	Deposits			Rate Paid
	2007	2006	2005	2007	2006	2005
Noninterest-bearing demand deposits	$60,446	$63,833	$63,211	0%	0%	0%

Interest — bearing
Demand	71,593	57,613	49,350	2.80%	1.98%	1.38%
Savings	18,530	21,507	25,012	0.25%	0.25%	0.25%
Time	174,009	143,241	122,387	4.83%	4.08%	2.68%

	$264,132	$222,361	$196,749	3.96%	3.17%	2.05%

The following shows the amount of time deposits outstanding at December 31, 2007, classified by time remaining until maturity.

	$100,000 or Greater
	Certificates of	Other Time
	Deposit	Deposits
Maturity
Three months or less	$31,338	$28,895
Three to six months	14,496	23,163
Six to twelve months	27,995	26,611
Twelve months or more	13,595	20,242

Totals	$87,424	$98,911

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.
(Dollars in Thousands)

	Maximum Outstanding	Average	Average interest	Ending	Average interest
	at any month end	balance	rate	balance	rate at year end
2007

Securities sold under agreements to repurchase	$60,504	$40,909	4.18%	$41,204	3.34%

Other short term borrowings	$1,044	$422	6.09%	$692	1.02%

2006

Securities sold under agreements to repurchase	$47,133	$41,745	3.98%	$44,410	4.17%

Other short term borrowings	$872	$362	5.25%	$857	3.49%

2005

Securities sold under agreements to repurchase	$34,429	$27,580	2.30%	$34,429	3.14%

Other short term borrowings	$1,001	$346	3.45%	$1,001	3.45%

Return on Equity and Assets: The following table shows the percentage return on equity and assets of the Corporation for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Return on average assets	0.23%	0.84%	0.88%

Return on average equity	3.28%	11.08%	10.93%

Dividend pay-out ratio	65.22%	21.43%	23.08%

Ratio of average equity to average assets	7.12%	7.55%	8.02%
ITEM 1A. RISK FACTORS
The following discusses risks that management believes could have a negative impact on the Corporation’s financial performance. When analyzing an investment in the Corporation, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered. The risk factors relate primarily to the commercial banking operations of the Bank. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of the Corporation:
Capital Risk
The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation anticipates that capital resources will satisfy these requirements in the near term. However, the Corporation may need to raise additional capital to support growth or for other needs. The ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are beyond the Corporation’s control, as well as on the Corporation current and anticipated financial performance. Accordingly, there can be no assurances as to the Corporation’s ability to raise additional capital, if needed, on favorable terms or at all. In the event the Corporation is unable to raise capital when needed, its ability to further expand operations through internal capital generation (net earnings) and acquisitions could be impeded.
Interest Rate Risk
The Bank’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, the Bank’s net interest income and margin will be affected by general economic conditions, fiscal and monetary policies of the Federal government that influence market interest rates, the Bank’s ability to respond to changes in such rates and other factors that determine the level and direction of movement of interest rates. At any given time, the Bank’s assets and liabilities may be so positioned that they are affected differently by a change in the level or direction of interest rates. As a result, an increase or decrease in rates, loan terms, the mix of adjustable- and fixed-rate loans or investment securities in the Bank’s portfolio or the shape of the yield curve could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any precipitous, substantial and/or prolonged change in market interest rates could adversely affect operating results.
INTEREST RATE SENSITIVITY*
Interest Rate Sensitivity Analysis
Year Ended December 31, 2007

	Ending Balances	Down 200	Up 200
	as of 12/31/07	Basis Points	Basis Points
Earning Assets:
Cash & Short-term Investments	$36,547,422	-57.21%	8.34%
Investment securities, taxable	78,072,734	-1.96%	7.47%
Investment securities, tax-exempt	35,418,999	-6.16%	-0.11%
Loans	267,137,723	-18.58%	18.28%

Total Assets	$417,176,878	-16.80%	16.00%

Interest Bearing Liabilities:
Interest Bearing Deposits	$119,740,850	-39.74%	38.70%
Certificates of Deposit less than $100,000	93,890,301	-24.84%	24.84%
Certificates of Deposit greater than $100,000	92,424,525	-24.97%	24.97%

Total Interest Bearing Deposits	306,055,676	-27.86%	27.65%

Other short term borrowings & securities sold under agreements to repurchase	41,895,519	-85.78%	114.88%
Federal Home Loan Bank borrowings	1,774,700	0.68%	-0.68%

Total Purchased Funds	43,670,219	-74.64%	99.98%

Total Liabilities	$349,725,895	-31.69%	33.58%

Net Interest Income		-7.55%	5.08%

*	Information pertains to the Bank only
As shown in the table above, the Corporation is interest rate sensitive, especially in a downward rate environment. A 200 basis point decline in interest rates would cause a 7.55% decline in net interest income; while a similar increase in interest rates would yield a 5.08% increase in net interest income. The comparable sensitivities at the end of 2006 were a decline in net interest income of 13.70% in a 200 basis point decline and an increase of 12.00% in a similar increase of rates. This effect is due to the Corporation’s mix of variable and fixed rate loans, interest bearing deposits, and borrowed funds. The Corporation took steps during 2007 to reduce the Corporation’s interest rate sensitivity.
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
Internal Audit and Control Risk
The Bank incorporates the use of various internal audit review and internal controls to minimize the Bank’s exposure to material financial misstatement or fraudulent activity. Despite the presence of these systems, the Bank is exposed to the inherent risks that are present in any similar environment, including risks that a control, or controls, could be circumvented. The Bank attempts to revise its internal audit procedures and controls as its operations evolve. However rigorously the Bank undertakes its pursuit of internal controls, this process can only provide reasonable assurance that the Bank’s financial reporting doesn’t include material misstatement.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Corporation’s bank subsidiary operates sixteen full service branches and one loan production office, which the subsidiary owns or leases. The offices are located in Escambia County, Alabama (cities of Atmore (two offices) and Flomaton); Monroe County, Alabama (cities of Monroeville and Frisco City); Baldwin County, Alabama (cities of Foley, Lillian, Bay Minette (two offices), Magnolia Springs, Silverhill, Spanish Fort, Summerdale, and a loan production office in Loxley); and Santa Rosa County, Florida (cities of Jay, Pace and Milton), with the principal office located in Atmore, Alabama. All land, buildings, and fixed assets owned by the Corporation were transferred as an investment of capital to the Bank during 2006. The office in Atmore is a modern, three story building. This building and the adjacent AgriFinance Office and the Bank’s Information Systems Department facility were completely remodeled and updated following damage from Hurricanes Ivan and Dennis in 2004 and 2005. Following Hurricane Ivan in 2004, the Monroeville office received extensive remodeling and upgrades. The Bank completed construction of a full service office to replace the limited drive-thru location on the south side of Atmore during 2005. The Foley office was purchased in October of 2002. The office in Lillian is a modern two-story brick building. The Bank also owns a two story brick building in Bay Minette. The second office in Bay Minette was built in 2003 on Highway 59. The office in Silverhill is the original post office built in 1902, and is a two story wooden structure owned by the Bank. Construction was completed a new office located in Magnolia Springs on the corner of US Highway 98 and County Road 49 during the summer of 2006. The Bank has opened two new branches in Santa Rosa County, Florida. Currently, these facilities are located in rented offices in strip shopping centers, offering limited services. The Bank purchased, for use as a branch office in Pace, Florida, land and a building which was surplus in the merger of two larger banks. This office was place in service in late 2007. The Bank is currently planning the construction of two or three branches to be placed in service in late 2008 and early 2009.
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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Corporation’s authorized common shares consist of the following:
(1)	5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,384,171 shares are issued and 2,251,164 are outstanding and held by approximately 820 shareholders of record, as of March 27, 2008.

(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 27, 2008.
The Corporation in 2007 became aware that its common stock is quoted on the Over-the-Counter-Bulletin Board, or OTCBB, a regulated quotation service that is administered and regulated by the National Association of Securities Dealers, Inc., or NASD, under the trading symbol “UBAB.” The Corporation has neither applied for nor had contact with NASD with respect to the OTCBB or any other quotation service. The Corporation’s common stock is not listed on any exchange.
The Corporation is informed that over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions and may not necessarily reflect actual transactions. Although bid prices have apparently been posted on the OTCBB during 2007 and 2006, the Corporation believes that no transactions occurred in 2006. In 2007 there were 23 days having transactions at prices ranging from $14.05 to $17.50 per share. Because a limited number of transactions involving the Corporation’s common stock have been reported on the OTCBB, the Corporation believes that any reported bid or asked price may not reflect a fair valuation of its common stock.
The Corporation declared total cash dividends per common share of $0.30 per common share in 2007 and 2006. The Corporation expects to continue to pay cash dividends, subject to the earnings and financial condition of the Corporation and other relevant factors; however, dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 17 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.

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
At December 31, 2007 the Corporation had $457,301,960 of total assets, compared to $426,170,974 at December 31, 2006. The growth of loans and investment securities were the primary components of the increase from year to year. Total deposits increased $42,067,102 (12.87%) to $368,902,565, as compared to $326,835,463 at the end of 2006. The growth in deposits was the primary source of funding for the growth in both loans and investments. A portion of the growth was attributable to an increase in a seasonal deposit by a local government which added $10,000,000 in balances at year end 2007 over year end 2006. In building and adding new branches, the Corporation increased its investment in premises and equipment at the end of 2007 by $5,012,403 (42.49%) to $16,808,578 from $11,796,175 at the end of 2006.
Net interest income after provision for loan losses was $12,267,239 for the year ended December 31, 2007, as compared with $14,334,337 for the year ended December 31, 2006. The decrease of $2,067,098 was the result of several factors: 1) interest expense on deposits increased as the rate paid on the renewal of maturing time deposits was higher that the maturing rate; 2) interest expense on trust preferred securities increased as the Corporation, in anticipation of the growth in new branches, issued $10,000,000 of trust preferred securities in September of 2006; 3) the number and amount of non accrual loans grew throughout the year (had these loans been accruing interest throughout the entire year, an additional $685,398 would have been recorded in interest income in 2007); and 4) the Bank added an additional $510,000 to the loan loss provision to reflect the level of non performing and potential problem loans. Trust Preferred Securities in the amount of $10,000,000 were issued in late 2006 to provide capital to support the growth of loans and deposits that the Corporation anticipated from the expansion of the branch network. Additionally, the issuance was used to redeem the $4,000,000 of similar securities issued in 2002 at a much higher rate. The $4,000,000 outstanding at the end of 2006 from the 2002 issuance were redeemed on September 30, 2007
Noninterest income totaled $3,992,572 for 2007 as compared to $3,912,213 in 2006, an increase of $80,359. Service charges and fees on deposit accounts accounted for the majority of the increase as charges were reviewed and selectively increased so that they were more in line with market rates.
Noninterest expense was $15,453,384 for the year ended December 31, 2007, as compared to $14,088,598 for the year ended December 31, 2006, an increase of $1,364,786 or 9.69%. Salaries and benefits rose by $961,369 to $8,315,265 as additional personnel were employed to staff the new facilities and additional support personnel were added to properly support growth. Occupancy expense rose by $228,774 reflecting the added cost of placing the new facilities in to service. Other expenses rose by $174,643 as marketing and advertising expenses were increased in support of the increased operations and there was a valuation write down of an ORE property in the amount of $90,000. Several other categories experienced small increases in cost.
Net Earnings for the year ended December 31, 2007 decreased 67.09% to $1,031,758, as compared to $3,135,070, for the year ended December 31 2006. The effective tax rates for 2007 and 2006 reflect tax benefits of 27.94% and tax expense of 24.60%, respectively. Diluted earnings per share were $0.46 and $1.40 for the periods ended December 31, 2007 and 2006 respectively.
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
NET INTEREST INCOME
(Dollars in Thousands)

	2007	2006
Interest income (1)	$27,945	$25,700
Interest expense	13,563	9,756

Net interest income	14,382	15,944
Provision for loan losses	1,380	960

Net interest income after provision for loan losses on a tax equivalent basis	13,002	14,984
Less: tax equivalent adjustment	735	650

Net interest income after provision for loan losses	$12,267	$14,334

(1)	Income on tax-exempt obligations has been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2007 and 2006.
Total interest income (on an FTE basis) increased to $27,945,650 in 2007, from $25,700,192 in 2006, an increase of $2,245,458, or 8.74%. This increase is a function of the change in average earning assets along with the rising interest rate environment that prevailed during the first seven months of 2006. The Bank expects this growth rate to slow as the Federal Reserve has and continues to reduce interest rates. Average loans increased $8,988,468 while the average rate earned decreased 26 basis points causing an overall increase in interest earned on loans of $487,925. The average interest rate (FTE) earned on all earning assets in 2007 decreased to 7.38% from 7.64% in 2006. The interest margin decreased to 3.80% in 2007 from 4.74% in 2006. Average taxable investment securities for 2007 were $73,682,029, as compared to $44,501,957 for 2006, an increase of $29,180,072, or 6.56%. Average tax-exempt investment securities increased $3,879,867, or 12.17%, to $35,749,510 in 2007 from $31,869,643 in 2006. The average volume of federal funds sold and interest bearing deposits in other banks decreased to $18,062,541 in 2007 from $18,904,043 in 2006, a decrease of $841,502 or 4.45%.
Total interest expense increased $3,806,771 or 38.88%, to $13,562,662 in 2007, from $9,755,891 in 2006. This increase was a function of an 18.78% increase in the volume of interest bearing deposits and the interest payments related to the Corporation’s Trust Preferred Securities. The Corporation expects interest expense to remain on a relatively high growth rate as the balance of time deposits continue to grow as customers move their lower interest bearing demand accounts into higher interest bearing time deposits. The average rate paid on interest-bearing liabilities in 2007 was 4.19% as compared to 3.48% in 2006. Average interest-bearing liabilities increased to

$323,359,653 in 2007, from $280,486,011 in 2006, an increase of $42,873,641, or 15.28%. Average savings and interest-bearing demand deposits increased $11,001,843 or 13.91% to $90,122,758 in 2007. Average time deposits increased to $174,009,411 in 2007, from $143,240,750 in 2006, an increase of $30,768,661, or 21.48%. The average rate paid on time deposits increased to 4.83% in 2007 from 4.08% in 2006. The Corporation issued $4,124,000 of subordinated debentures in June of 2002 at an interest rate of three month LIBOR plus 3.65%. The Corporation also issued $10,310,000 of subordinated debentures in September of 2006 at an interest rate of LIBOR plus 1.68%. The 2002 issue was redeemed in September, 2007 as planned. The interest rate paid on the subordinated debentures was 7.53% in 2007, a reduction from the 8.21% paid in 2006.
PROVISION FOR LOAN LOSSES
The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses increased 43.75% for the year ended December 31, 2007 to $1,380,000 as compared to $960,000 for the year ended December 31, 2006. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.
The allowance for loan losses at December 31, 2007 represents 1.49% of gross loans, as compared to 1.23% at December 31, 2006.
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
NONINTEREST INCOME

	2007	2006
Service Charge Income	$1,035,779	$907,655
Nonsufficient Fund Charges, net	1,978,692	1,833,652
Mortgage Origination Fees	213,071	261,473
Investment Securities Gains, (net)	(3,780)	(4,879)
Other	768,810	914,312

	$3,992,572	$3,912,213

Total noninterest income increased $80,359 or 2.05%, to $3,992,572 in 2007, as compared to $3,912,213 in 2006.
Income from service charges on deposits and non sufficient funds increased to $3,014,471 in 2007, from $2,741,307 in 2006, an increase of $273,164, or 9.96% as the Bank added new locations, deposits increased, and a review of account fees conducted during the year resulted in fees being adjusted to more closely reflect those customarily charged in the local market.

NONINTEREST EXPENSE

	2007	2006
Salaries and benefits	$8,315,265	$7,353,896
Net occupancy	2,596,804	2,368,030
Other	4,541,315	4,366,672

Total	$15,453,384	$14,088,598

Total noninterest expense increased $1,364,786, or 9.69%, to $15,453,384 in 2007 from $14,088,598 in 2006. Salaries and other compensation expense increased $961,369, or 13.07%. Occupancy expenses increased to $2,596,804 in 2007 from $2,368,030 in 2006, an increase of $228,774 or 9.66%. The Bank expects its current growth strategy, which incorporates the construction or acquisition of approximately two to three locations per year, to continue into 2009 and to contribute to increases in noninterest expense. The impact of the growth strategy is evident in increased salaries and benefits, as new officers and staff members are required to be hired and trained in order to adequately open new locations and provide necessary support functions. Occupancy expense increased as the depreciation expense and the costs to operate these locations were incurred. The growth model, along with the Bank’s commitment to maximize current technology, also impacts other expense. Other expense increased to $4,541,315 in 2007, from $4,366,672 in 2006, an increase of $174,643, or 4.00%. Advertising and marketing expenses to promote new locations and services increased by $146,248. The cost of accounting, audit and other fees (including compliance with Sarbanes Oxley) increased by $232,112. Reductions in data processing expense of $41,646 and printing and supplies of $48,525 were experienced through expense control efforts. Additionally, write downs of ORE property were $188,000 less in 2007 than in 2006. The effective tax rate in 2007 was negative 27.94% as compared to 24.60% in 2006.
Basic earnings per share in 2007 were $0.46, as compared to basic earnings per share of $1.41 in 2006. Diluted earnings per share were $0.46 in 2007 and $1.40 in 2006. Return on average assets was 0.23% in 2007, as compared to 0.84% in 2006. Return on average equity was 3.28% in 2007, as compared to 11.08% in 2006. As the Bank continues to implement its growth strategy over the next few years these ratios may decline if the expenses from the growth strategy are realized prior to the realization of the expected increases in revenue.

LOANS AT DECEMBER 31

	2007	2006
Commercial, financial and agriculture	$142,857,221	$133,174,048
Real estate — construction	68,699,154	59,392,025
Real estate — mortgage	41,738,820	37,899,222
Installment loans to indiviuals	13,842,528	15,173,427

Totals	$267,137,723	$245,638,722

Total loans increased to $267,137,723 at December 31, 2007, from $245,638,722 at year end 2006, an increase of $21,499,001, or 8.75%. All categories of loans increased, except installment loans, as the Bank entered new markets and increased the size of the lending staff during 2007. The ratio of loans to deposits plus repurchase agreements is 65.14% at December 31, 2007 vs. 66.17% at the same date in 2006. Bank Management believes that this ratio will increase as the Bank’s loan portfolio expands with the additions of new markets and other cyclical fluctuations of agricultural loans and public deposits.
LIQUIDITY
One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. Additionally, the Corporation requires cash for various operating needs including dividends to shareholders, the servicing of debt and general corporate expenses. The primary source of liquidity for the Corporation is dividends from the Bank.
 Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Bank’s customers, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Corporation can earn a return that meets the investment requirements of its shareholders. Daily monitoring of the sources and uses of funds is necessary to maintain an acceptable cash position that meets both requirements.
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities available for sale and, to a lesser extent, sales of investment securities available for sale. Other short-term investments such as federal funds sold, interest bearing deposits in other banks and securities purchased under agreements to resell, are additional sources of liquidity funding.
The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase, out of market CD’s and other short-term borrowings are additional sources of liquidity. The Bank utilizes this short-term financing and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.
The Corporation’s bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.
The Corporation generates the majority of its cash flow from financing activities. Financing activities provided $28,873,471 in cash flow in 2007, as the result of an increase in deposits. The investing activities of the Corporation used $29,831,317 of cash flow, to fund the investment portfolio, loan portfolios, and the purchases of premises and equipment of the Bank. Operations provided $3,872,916 in cash flow for the year ended December 31, 2007.
CAPITAL RESOURCES
The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average equity to average assets ratio during 2007 was 7.12% as compared to 7.55% in 2006. Total stockholders’ equity on December 31, 2007 was $31,921,390, an increase of $1,196,670, or 3.89%, from $30,724,720 at year end 2006. This increase is the result of the Corporation’s net earnings during 2007, decreased by dividends declared to stockholders of $672,379, and increased by another comprehensive gain of $597,583 as reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The Corporation’s risk based capital of $44,846,444, or 14.35%, of risk adjusted assets at December 31, 2007, was well above the Corporation’s minimum risk based capital requirement of $25,003,490 or 8.0% of risk weighted assets. Based on management’s projections, internally generated capital should be sufficient to satisfy capital requirements for existing operations into the foreseeable future; however, continued growth into new markets may require the Bank to access external funding sources.
In March of 2005, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised 24.47% of the Corporation’s Tier 1 Capital as of December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Corporation’s consolidated financial statements as of December 31, 2007 and 2006 and for the years thus ended are included in the following pages shown in the index below.

Index to Financial Statements	Page(s)
Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F2

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F3

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2007 and 2006	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F5

Notes to Consolidated Financial Statements — December 31, 2007 and 2006	F6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
ITEM 9A(T). CONTROLS AND PROCEDURES
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
(c) This annual report does not include an attestation report of the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in this annual report.
(d) The Corporation’s management, including its principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Board of Directors of the Corporation has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts. Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The financial statements listed in the Index to Financial Statements contained in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

	(2)	Financial statement schedules have been omitted as inapplicable.

	(3)	The Exhibits listed below are filed as part of this Report. Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) are identified by an asterisk (*).

	1.1	Purchase Agreement, dated as of September 27, 2006, among the Registrant, United Bancorp Capital Trust II and TWE, Ltd., as Purchaser (Incorporated by reference herein from Exhibit 1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

	3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

	3.1.1	Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

	3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

	4.1	Junior Subordinated Indenture, dated as of September 27, 2006, by and between the Registrant and Wilmington Trust Company, as Trustee (Incorporated by reference herein from Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

	4.2	United Bancorp Capital Trust II Amended and Restated Trust Agreement, dated as of September 27, 2006, among the Registrant, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and Robert R. Jones, III and Allen O. Jones, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

	4.3	United Bancorp Capital Trust II Guarantee Agreement, dated as of September 27, 2006, by and between the Registrant, as Guarantor and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference herein from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.4	Common Securities Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.5	Junior Subordinated Note Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

10.1	Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).*

10.2	Supplemental Agreement between United Bank, the Registrant, and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

10.3	1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

10.4	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from Appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.

10.5	Supplemental Compensation and Amendment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).*

10.6	Placement Agreement for Floating Rate Cumulative Trust Preferred Securities of United Bancorp Capital Trust I effective as of June 27, 2002 among the Registrant, United Bancorp Capital Trust I and SAMCO Capital Markets, a division of Service Asset Management Company (Incorporated by reference herein from Exhibit 1.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.7	Indenture effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference herein from Exhibit 4.1 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.8	United Bancorp Capital Trust I Amended and Restated Trust Agreement effective as of June 27, 2002, among the Registrant as Depositor, Wells Fargo Bank, National Association, as Property Trustee, Wells Fargo Delaware Trust Company, as Resident Trustee and Robert R. Jones, III, Mitchell D. Staples and Charles E. Karrick, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.9	Trust Preferred Securities Guarantee Agreement effective as of June 27, 2002, by and between the Registrant and Wells Fargo Bank, National Association (Incorporated by reference herein from Exhibit 4.3 to the Registrant’s report on Form 8-K dated June 27, 2002).

10.10	United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2007.*

10.11	First Amendment to Supplemental Compensation and Amendment Agreement between the Registrant and Robert R. Jones, III, dated as of December 12, 2007 and effective January 1, 2008 (Incorporated by reference herein from Exhibit 10.12 to the Registrant’s report on Form 8-K dated December 12, 2007).*

10.12	Employment Agreement between United Bank and Allen O. Jones, Jr. (filed herewith).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d- 15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d- 15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.(Registrant)
BY: /s/Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE

/s/ Robert R. Jones, III	President, Chief Executive Officer, and Director	March 27, 2008
Robert R. Jones, III

/s/ Allen O. Jones, Jr. Allen O. Jones, Jr.	Senior Vice President Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 27, 2008

/s/ William J. Justice	Director	March 27, 2008
William J. Justice

/s/ David D. Swift David D. Swift	Director	March 27, 2008

/s/ Dale M. Ash Dale M. Ash	Director	March 27, 2008

/s/ Michael Andreoli Michael Andreoli	Director	March 27, 2008

/s/ L. Walter Crim L. Walter Crim	Director	March 27, 2008

/s/ J. W. Trawick J. W. Trawick	Director	March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United Bancorporation of Alabama, Inc.
Atmore, Alabama
We have audited the consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of United Bancorporation of Alabama, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Item 9A (T), “Controls and Procedures” and, accordingly, we do not express an opinion thereon.
/s/ Mauldin & Jenkins, LLC
Birmingham, Alabama
March 27, 2008

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash and due from banks	$17,571,893	$19,558,529
Interest bearing deposits in banks	31,547,422	31,645,717
Federal funds sold	5,000,000	0

Cash and short-term investments	54,119,315	51,204,246

Interest bearing deposits with other Securities available for sale, at fair value (amortized cost of $111,718,759 and $109,175,484 at December 31, 2007 and 2006, respectively)	111,945,701	108,410,473

Loans	267,137,723	245,638,722
Less: Allowance for loan losses	3,981,922	3,011,731

Net loans	263,155,801	242,626,991

Premises and equipment, net	16,808,578	11,796,175
Interest receivable	3,952,077	3,579,922
Intangible assets	934,763	917,263
Other assets	6,385,725	7,635,904

Total assets	$457,301,960	$426,170,974

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$62,854,927	$64,993,029
Interest bearing	306,047,638	261,842,434

Total deposits	368,902,565	326,835,463

Securities sold under agreements to repurchase	41,203,851	44,410,101
Advances from Federal Home Loan Bank of Atlanta	1,774,700	6,939,500
Treasury, tax, and loan account	691,668	857,015
Interest Payable	1,161,362	937,314
Accrued expenses and other liabilities	1,336,424	1,144,008
Notes payable to Trusts, net of debt issuance costs of $111,147 in 2006	10,310,000	14,322,853

Total liabilities	425,380,570	395,446,254

Stockholders’ equity:
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,383,097 and 2,375,471 shares in 2007 and 2006, respectively	23,831	23,755
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,916,367	5,673,088
Unearned stock based compensation	(51,403)	0
Accumulated other comprehensive income (loss), net of tax	122,105	(475,478)
Retained earnings	26,700,500	26,341,116

	32,711,400	31,562,481

Less: 134,654 and 142,789 treasury shares, at cost, respectively	790,010	837,761

Total stockholders’ equity	31,921,390	30,724,720

Total liabilities and stockholders’ equity	$457,301,960	$426,170,974

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 2007 and 2006

	2007	2006
Interest income:
Interest and fees on loans	$21,194,540	$20,814,959
Interest on investment securities available for sale:
Taxable	3,661,508	2,095,191
Nontaxable	1,428,219	1,261,694

Total investment income	5,089,727	3,356,885
Other interest income	925,634	878,384

Total interest income	27,209,901	25,050,228

Interest expense:
Interest on deposits	10,458,704	7,042,421
Interest on other borrowed funds	3,103,958	2,713,470

Total interest expense	13,562,662	9,755,891

Net interest income	13,647,239	15,294,337

Provision for loan losses	1,380,000	960,000

Net interest income after provision for loan losses	12,267,239	14,334,337

Noninterest income:
Service charge on deposits	3,014,471	2,741,307
Commission on credit life	57,499	45,666
Investment securities losses, net	(3,780)	(4,879)
Other	924,382	1,130,119

Total noninterest income	3,992,572	3,912,213

Noninterest expense:
Salaries and benefits	8,315,265	7,353,896
Net occupancy expense	2,596,804	2,368,030
Other	4,541,315	4,366,672

Total noninterest expense	15,453,384	14,088,598

Earnings before income tax expense (benefits)	806,427	4,157,952
Income tax expense (benefits)	(225,331)	1,022,882

Net earnings	$1,031,758	$3,135,070

Basic earnings per share	$0.46	$1.41

Basic weighted average shares outstanding	2,240,010	2,225,269

Diluted earnings per share	$0.46	$1.40

Diluted weighted average shares outstanding	2,251,838	2,232,279
See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2007 and 2006

					Accumulated	Unearned
			Additional		other	Stock		Total
		Common	paid in	Retained	comprehensive	Based	Treasury	stockholders’	Comprehensive
	Shares	stock	Capital	earnings	income (loss)	Compensation	stock	equity	Income
Balance December 31, 2005	2,366,871	$23,669	$5,445,822	$23,874,164	$(512,299)	$0	$(805,711)	$28,025,645

Net earnings				3,135,070				3,135,070	$3,135,070

Other comprehensive income (Note 18)					36,821			36,821	36,821

Comprehensive income									$3,171,891

Cash dividends declared ($.30 per share)				(668,118)				(668,118)
Exercise of stock options	8,600	86	135,304					135,390
Tax benefit from exercise of stock options			8,701					8,701
Purchase of trreasury shares							(63,750)	(63,750)
Treasury shares issued to dividend reinvestment plan			64,864				31,700	96,564
Stock-based compensation			18,397					18,397

Balance December 31, 2006	2,375,471	$23,755	$5,673,088	$26,341,116	$(475,478)	$0	$(837,761)	$30,724,720

Net earnings				1,031,758				1,031,758	$1,031,758

Other comprehensive income (Note 18)					597,583			597,583	597,583

Comprehensive income									$1,629,341

Cash dividends declared ($.30 per share)				(672,374)				(672,374)
Exercise of stock options	2,000	20	22,380					22,400
Tax benefit from exercise of stock options			5,313					5,313
Treasury shares issued to dividend reinvestment plan			96,425				41,411	137,836
Treasury shares issued to employee stock purchase plan			10,649				6,340	16,989

Restricted Stock Grants	5,626	56	101,212			(101,268)		0
Stock-based compensation			7,300			49,865		57,165

Balance December 31, 2007	2,383,097	$23,831	$5,916,367	$26,700,500	$122,105	$(51,403)	$(790,010)	$31,921,390

See accompanying notes to conslidated financial statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net earnings	$1,031,758	$3,135,070
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	1,380,000	960,000
Depreciation of premises and equipment	1,183,299	1,217,193
Net amortization of premium on investment securities	206,900	72,812
Loss on sales of investment securities available for sale, net	3,780	4,879
Gain on sale of other real estate	(28,516)	(12,501)
Stock-based compensation	57,165	18,397
Gain on disposal of equipment	(3,786)	(3,987)
Deferred income taxes	(471,729)	238,646
Writedown of other real estate	90,000	278,100
Increase in interest receivable	(372,155)	(506,390)
(Increase) decrease in other assets	334,530	(877,072)
Increase in interest payable	224,048	341,684
Increase (decrease) in accrued expenses and other liabilities	237,621	(719,149)

Net cash provided by operating activities	3,872,915	4,147,682

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	114,141,651	8,615,708
Proceeds from sales of investment securities available for sale	18,055,198	1,743,150
Purchases of investment securities available for sale	(134,974,231)	(47,832,178)
Net increase in loans	(22,113,810)	(16,544,981)
Purchases of premises and equipment, net	(6,176,578)	(3,192,253)
Proceeds from sale of premises and equipmet	24,662	24,832
Insurance claim received	1,038,775	—
Proceeds from sale of other real estate	173,016	484,901

Net cash used in investing activities	(29,831,317)	(56,700,821)

Cash flows from financing activities
Net increase in deposits	42,067,102	35,814,992
Net increase (decrease) in securities sold under agreements to repurchase	(3,206,250)	9,980,727
Cash dividends	(701,936)	(668,118)
Exercise of stock options	22,400	135,390
Tax benefit from exercise of common stock	5,313	8,701
Purchase of treasury stock	—	(63,750)
Proceeds from sale of treasury stock	16,989	—
Advances from FHLB Atlanta	—	5,000,000
Repayments of advances from FHLB Atlanta	(5,164,800)	(7,173,415)
Proceeds from Trust Preferred Issuance	—	10,000,000
Redemption of Trust Preferred (net unamortized issuance costs)	(4,000,000)	—
Decrease in other borrowed funds	(165,347)	(143,985)

Net cash provided by financing activities	28,873,471	52,890,542

Net increase in cash and short-term investments	2,915,069	337,403

Cash and short-term investments, beginning of period	51,204,246	50,866,843

Cash and short-term investments, end of period	$54,119,315	$51,204,246

Supplemental disclosures
Cash paid during the period for:
Interest	$13,338,614	$9,414,207
Income taxes	94,454	1,564,073

Noncash transactions
Transfer of loans to other real estate through foreclosure	$205,000	$240,000
See Notes to conslidated financial statements

(1)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. (the Corporation) and its wholly owned subsidiary United Bank (the Bank), collectively referred to as the Corporation. Significant inter-company balances and transactions have been eliminated in consolidation.

(b)	Market Concentrations

The Corporation operates primarily in one business segment, commercial banking, in Southwest Alabama and Northwest Florida.

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

Management believes the allowance for losses on loans is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in Southwest Alabama and Northwest Florida. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for losses on loans. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(d)	Cash and Short-Term Investments

The Corporation considers due from banks, interest-bearing deposits in banks, and federal funds sold to be cash and short-term investments. Federal funds are generally sold for one-day periods.

(e)	Investment Securities

Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings. As of December 31, 2007 and 2006 all investment securities were classified as available for sale.

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

Interest income on loans is credited to earnings based on the principal amount outstanding at the respective rate of interest. Accrual of interest on loans is discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is charged against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

As of December 31, 2007 and December 31, 2006, approximately 64% and 61%, respectively, of the Corporation’s loans were commercial loans. The Corporation’s commercial customers are primarily small to middle market enterprises. The Corporation also specializes in agricultural loans, which represented approximately 15% of the Corporation’s total loans at both December 31, 2007 and December 31, 2006, respectively.

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

The ultimate ability to collect a substantial portion of the Corporation’s loan portfolio is susceptible to changes in economic and market conditions in the geographic area served by the Corporation and various other factors.

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

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

(i)	Other Real Estate

Other real estate represents property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried in other assets at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent valuation decreases in the carrying value of other real estate as well as costs to carry other real estate are recognized as charges to noninterest expense. As of December 31, 2007 and 2006, the Corporation had $550,776 and $620,776, respectively, in other real estate.

(j)	Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be identified because of contractual or other legal rights. Under the provisions of SFAS No. 142, intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets that have finite lives are amortized over their estimated useful lives and are also subject to impairment testing. The Corporation’s intangible assets have indefinite useful lives and are not subject to amortization. See Note 6 for summaries of the Corporation’s intangible assets.

(k)	Income Taxes

The Corporation accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)	Stock Based Compensation

At December 31, 2007, the Corporation had options and other equity awards outstanding under two stock-based employee compensation plans, which are described more fully in Note 12. Effective, January 1, 2006, the Corporation adopted FASB No. 123R, Share-Based Payment, whereby compensation cost is recognized for all stock-based payments based upon the grant-date fair value.

(m)	Earnings per Share

Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Note 13 provides additional disclosure information regarding earnings per share.

(n)	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the Statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the Statement, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Corporation’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Corporation’s financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations. The Statement will significantly change the accounting for business combinations, as an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Statement changes the accounting treatment for several specific items, such as acquisition costs, noncontrolling interests (formerly referred to as minority interests), contingent liabilities, restructuring costs and changes in deferred tax asset valuation allowances. The Statement also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Corporation is currently evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. The Statement establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on our after December 15, 2008 and early adoption is prohibited. The Corporation currently does not have any noncontrolling interests and is evaluating the impact the adoption of this statement will have on the accounting for future business combinations and ventures.

(o)	Reclassifications

Certain items on the consolidated balance sheets for the year ended December 31, 2006 have been reclassified, with no effect on total assets, to be consistent with the classifications adopted for the year ended December 31, 2007
(2)	Cash and Due From Banks
The Bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $2,048,000 and $2,984,000 at December 31, 2007 and 2006, respectively.

(3)	Investment Securities
The amortized cost and fair value of investment securities available for sale at December 31, 2007 and 2006 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2007:
U.S. government sponsored agencies, excluding mortgage-backed securities	$59,297,311	$349,616	$(32,722)	$59,614,205
State and political subdivisions	35,446,149	223,688	(250,838)	35,418,999
Mortgage-backed securities	16,975,299	81,329	(144,131)	16,912,497

	$111,718,759	$654,633	$(427,691)	$111,945,701

2006:
U.S. government sponsored agencies, excluding mortgage-backed securities	$55,111,730	$49,238	$(268,097)	$54,892,871
State and political subdivisions	32,648,697	232,723	(230,686)	32,650,734
Mortgage-backed securities	21,415,057	14,215	(562,404)	20,866,868

	$109,175,484	$296,176	$(1,061,187)	$108,410,473

The FASB Emerging Issues Task Force Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments requires disclosure of certain information about other than temporary impairments in the market value of securities. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Those investment securities which have an unrealized loss position at December 31, 2007 and 2006, are detailed below:

2007	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies & mortgage-backed securities	$21,639,799	$33,336	$14,188,655	$143,517	$35,828,454	$176,853
State and political subdivdisions	7,418,877	127,547	9,069,492	123,291	16,488,369	250,838

Total temporarily impaired securities	$29,058,676	$160,883	$23,258,147	$266,808	$52,316,823	$427,691

2006	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies & mortgage-backed securities	$11,416,997	$100,759	$32,802,651	$729,742	$44,219,648	$830,501
State and political subdivdisions	6,115,311	57,643	10,235,173	173,043	16,350,484	230,686

Total temporarily impaired securities	$17,532,308	$158,402	$43,037,824	$902,785	$60,570,132	$1,061,187

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

The amortized cost and fair value of investment securities available for sale at December 31, 2007, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Therefore, these securities are not presented by maturity class in the following table.

	Amortized	Fair
	cost	value
Investment securities available for sale:
Due in one year or less	$22,928,317	$22,902,542
Due after one year through five years	20,379,868	20,554,022
Due after five years through ten years	35,825,067	36,103,296
Due after ten years	15,610,208	15,473,344

Subtotal	94,743,460	95,033,204
Mortgage-backed securities	16,975,299	16,912,497

Total	$111,718,759	$111,945,701

Gross gains of $139 and gross losses of $3,919 were realized on sales of investment securities available for sale in 2007. Gross gains of $3,886 and gross losses of $8,765 were realized on sales of investment securities available for sale in 2006.

Securities with carrying values of approximately $102,745,000 and $69,210,000 at December 31, 2007 and 2006, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.
(4)	Loans and Allowance for Loan Losses

At December 31, 2007 and 2006, the composition of the loan portfolio was as follows:

	2007	2006
Real estate — construction	$68,699,154	$59,392,025
Real estate — 1- 4 family residential mortgage	41,738,820	37,899,222
Real estate — commercial	54,562,891	56,294,859
Real estate — other	31,537,613	23,699,403
Agricultural	9,254,558	13,238,214
Commercial	46,129,553	38,653,631
Other loans	15,215,134	16,461,368

Total	$267,137,723	$245,638,722

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2007 and 2006 follows:

	2007	2006
Balance, beginning of year	$3,011,731	$3,028,847

Provision charged to earnings	1,380,000	960,000

Less loans charged-off	(439,297)	(1,157,350)
Plus loan recoveries	29,488	80,185

Net charge-offs	(409,809)	(1,077,165)

Other adjustments	—	100,050

Balance, end of year	$3,981,922	$3,011,731

Impaired loans, which consist of loans on which the accrual of interest had been discontinued or reduced totaled $11,710,174 and $1,766,960 as of December 31, 2007 and 2006, respectively. The majority of the impaired loans is comprised of 7 loans totaling $10,959,402 against which specific reserves in the amount of $1,825,820, 16.65% of the balance, have been provided.

The average amount of impaired loans for the year 2007 and 2006, totaled approximately, $5,212,000 and $2,477,000, respectively. If these loans had been current throughout their terms, interest income would have been increased by $685,398 and $123,917, for 2007 and 2006, respectively. At December 31, 2007 and 2006, the Corporation had no other significant impaired loans. There was no significant amount of interest income recognized from impaired loans for the years ended December 31, 2007 and 2006.

During 2007, certain executive officers and directors of the Corporation, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding and available lines of credit to these related parties at December 31, 2007 and 2006, totaled $7,854,404 and $6,583,666, respectively. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

(5)	Premises and Equipment

At December 31, 2007 and 2006, premises and equipment were as follows:

	2007	2006
Land	$5,042,293	$3,341,231
Buildings and leasehold improvements (depreciated over 5 to 50 years)	12,787,606	9,341,067
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	7,477,361	6,727,116
Automobiles (depreciated over 3 years)	113,081	106,024
Construction in process	364,391	88,986

	25,784,732	19,604,424
Less accumulated depreciation	8,976,154	7,808,249

	$16,808,578	$11,796,175

The balance of construction in process associated with building projects that are in process, but are not complete, are anticipated to cost approximately $5,370,000.

Depreciation expense for the year ended December 31, 2007 and 2006 was $1,183,299 and $1,217,193, respectively.

(6)	Intangible Assets

Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At December 31, 2007, the Corporation operates two branch offices in Florida.

For the years ended December 31, 2007 and 2006, no impairment was recorded related to the intangible asset. As of December 31, 2007 and 2006, the Corporation had recorded $917,263 in intangible assets related to the cost of the charter.

Internet Domain Address - On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.

(7)	Deposits

At December 31, 2007 and 2006, deposits were as follows:

	2007	2006
Noninterest bearing accounts	$62,854,927	$64,993,029
NOW accounts	84,770,810	68,550,299
Money market investment accounts	17,692,439	19,554,738
Savings account	17,248,660	18,626,579
Time deposits:
Time deposits less than $100,000	98,911,207	86,467,042
Time deposits greater than $100,000	87,424,522	68,643,776

Total deposits	$368,902,565	$326,835,463

At December 31, 2007 and 2006 interest expense on deposits was as follows:

	2007	2006
NOW accounts	$1,334,097	$704,904
Money market investment accounts	671,496	438,237
Savings accounts	45,980	53,401
Time deposits:
Time deposit less than $100,000	6,634,034	4,104,442
Time deposit greater than $100,000	1,773,097	1,741,437

Total interst expense on deposits	$10,458,704	$7,042,421

At December 31, 2007, the contractual maturities of time deposits are as follows:

Due in one year	$152,675,496
Due in one to two years	18,746,976
Due in two to three years	4,946,662
Due in three to four years	4,819,290
Due in four to five years	5,147,305

$186,335,729

During 2007, certain executive officers and directors of the Corporation were deposit customers of the Bank. Total deposits outstanding to these related parties at December 31, 2007, amounted to $3,035,330.
(8)	Securities Sold Under Agreements to Repurchase
The maximum amount of outstanding securities sold under agreements to repurchase during 2007 and 2006 was $83,228,977 and $49,918,476, respectively. The weighted average borrowing rate at December 31, 2007 and 2006 was 3.34% and 4.17%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2007 and 2006 was $40,908,908 and $41,745,119 respectively. The weighted average borrowing rate during the years ended December 31, 2007, 2006, and 2004 was 4.18% and 3.98% respectively. Securities underlying these agreements are under the Corporation’s control.

(9)	Borrowed Funds
The Corporation owed the Federal Home Loan Bank of Atlanta the following advances at December 31, 2007 and 2006.

2007
Maturity date	Interest rate
May 2012	7.41%	52,801
July 2017	6.93%	650,000
August 2017	6.84%	106,275
June 2020	4.62%	808,333
July 2020	7.54%	157,291

Total (weighted average rate of 5.94%)		$1,774,700

2006
Maturity date	Interest rate
May 2012	7.41%	64,534
April 2013	4.53%	5,000,000
July 2017	6.93%	715,000
August 2017	6.84%	117,175
June 2020	4.62%	873,000
July 2020	7.54%	169,791

Total (weighted average rate of 4.92%)		$6,939,500

At December 31, 2007 and 2006, the advances were collateralized by a blanket pledge of first—mortgage residential loans with available collateral amounts of $7,447,206 and $5,047,238, respectively. At December 31, 2007 the Corporation’s advances were also collateralized by Commercial Real Estate loans and Multi Family Real Estate loans with available collateral amounts of $1,479,210 and $241,780 respectively.
As of December 31, 2007, the Corporation had additional outstanding credit facilities with the Federal Home Loan Bank of Atlanta totaling $30,000,000 in the form of letters of credit that mature in 2007. The letters of credit are collateralized by $30,000,000 in deposits at the Federal Home Loan Bank of Atlanta. No amounts have been drawn on these letters of credit during 2007.
(10)	Notes Payable to Trust
United Bancorp Capital Trust I. The trust preferred securities and related debentures were redeemed by the Corporation on September 30, 2007.

United Bancorp Capital Trust II. In 2007, the Corporation formed a wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Corporation. The junior subordinated debentures can be redeemed prior to maturity at the option of the Corporation on or after September 30, 2011. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Corporation (the Debentures) held by the grantor trust. The debentures have the same interest rate (three month LIBOR plus 1.68%, floating) as the trust preferred securities. The Corporation has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.
Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Corporation to the extent of funds held by the grantor trust (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations under the Debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the trust preferred securities.
The trust preferred securities and the related debentures were issued on September 27, 2007. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of Debentures outstanding at December 31, 2007 was $10,310,000.

(11)	Income Taxes
The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Current:
Federal	$226,407	$736,314
State	19,991	47,924

Total	246,398	784,238

Deferred:
Federal	(419,277)	174,232
State	(52,452)	64,414

Total	(471,729)	238,646

Total income tax expense	$(225,331)	$1,022,884

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2007	2006
Income tax at statutory rate	$274,525	$1,413,704
Increase (decrease) resulting from:
Tax exempt interest	(540,041)	(471,962)
Interest disallowance	76,963	55,465
State income tax net of federal benefit	(21,424)	74,143
Premium amortization on tax exempt investment securities	22,733	21,892
Cash surrendered value of life insurance	(30,850)	(29,165)
GoZone tax credits	(26,429)	(30,032)
Other, net	19,192	(11,161)

	$(225,331)	$1,022,884

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$1,129,131	$809,953
Other real estate, principally due to differences in carrying value	37,079	3,874
Deferred compensation	239,453	160,604
AMT credit carryover	202,417	—
Investment securities available for sale	—	306,000
Interest rate floor	—	13,594
Other	2,987	28,694

Total deferred tax assets	1,611,067	1,322,719

Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	415,589	286,794
Investment securities available for sale	81,410	—
Discount accretion	34,996	29,605
Other	86,932	83,599

Total deferred tax liabilities	618,927	399,998

Net deferred tax assets	$992,140	$922,721

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of these deductible differences.

(12)	Stock Based Compensation

Stock Options
1998 Stock Option Plan. The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the 1998 Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2007, 170,400 shares of stock could be granted in the future; however, it is not the intent of the Corporation to grant additional options under the 1998 Plan. The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2005	70,200	$14.70

Granted	6,000	16.67
Surrendered	(12,000)	(15.75)
Exercised	(8,600)	(15.75)

Balance at December 31, 2006	55,600	$14.50

Granted	—
Surrendered	—
Exercised	(2,000)	11.20

Balance at December 31, 2007	53,600	$14.38

The following table displays information pertaining to the intrinsic value of option shares both outstanding and exercisable for the years ended December 31, 2007 and 2006, respectively.

	2007	2006
Aggregate intrinsic value of outstanding options	$220,837	$235,437
Aggregate intrinsic value of exercisable options	$215,037	$227,637
At December 31, 2007, 50,000 optioned shares were exercisable at prices between $8.00 and $18.00 per share. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus. The following table summarizes information about stock options outstanding at December 31, 2007 and 2006.
Stock options outstanding and exercisable on December 31, 2007 were as follows:

2007
		Weighted average
Exercise price per share		remaining contractual	Weighted average
Outstanding:	Shares under option	life in years	exercise price
$8.00	2,800	1.3	$8.00
11.25	8,160	1.3	11.25
12.87	8,160	2.0	12.87
15.65	8,960	3.1	15.65
15.75	12,160	5.0	15.75
16.00	3,200	8.2	16.00
16.25	8,160	4.0	16.25
18.00	2,000	8.6	18.00

	53,600	3.6	$14.38

Exercisable:
$8.00	2,800	1.3	$8.00
11.25	8,160	1.3	11.25
12.87	8,160	2.0	12.87
15.65	8,960	3.1	15.65
15.75	12,160	5.0	15.75
16.00	1,200	8.0	16.00
16.25	8,160	5.0	16.25
18.00	800	8.6	18.00

	50,400	3.5	$14.60

Total intrinsic value of options exercised was $17,600 and $20,710 for the years ended December 31, 2007 and 2006 respectively. The total fair value of options vested during the years ended December 31, 2007 and 2006 was $22,200 and $21,032, respectively.

2007 Equity Incentive Plan. The United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (the 2007 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock awards (discussed below), performance units, or any combination thereof to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2007, 300,374 shares of stock could be granted in the future. The changes in outstanding options are as follows:

Weighted
average
	Shares under	exercise price
	option	per share
Balance at December 31, 2006	—
Granted	2,000	$18.50
Surrendered	—
Exercised	—	—

Balance at December 31, 2007	2,000	$18.50

The shares outstanding and exercisable had no intrinsic values as of December 31, 2007 as the strike price was equal to the fair market value of $18.50.

At December 31, 2007, 400 optioned shares were exercisable at a price of $18.50 per share. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus. The following table summarizes information about stock options outstanding at December 31, 2007.

Stock options outstanding and exercisable on December 31, 2007 were as follows:

	2007
		Weighted average
		remaining contractual	Weighted average
Exercise price per share Outstanding:	Shares under option	life in years	exercise price
	2,000	9.9	$18.50

$18.50	2,000	9.9	$18.50

Exercisable:

	400	9.9	$18.50

$18.50	400	9.9	$18.50

Grant-date fair value is measured on the date of grant using an option-pricing model with market assumptions. The grant-date fair values are amortized into expense on a straight-line basis over the vesting period. The company applies the Black-Scholes-Merton option-pricing model which requires the use of highly subjective assumptions, including but not limited to, expected stock price volatility, term, dividend rates, forfeiture rates, and risk-free interest rates, which if changed can materially affect fair value estimates.

The following is a summary of our weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes-Merton option-pricing model.

	2007	2006
Weighted-average expected life (in years)	10.00	6.67
Expected Volatility	20.00%	20.00%
Risk-free interest rate	4.15%	5.02%
Expected dividend yield	1.62%	1.90%
Weighted-average fair value of options granted during the period	$5.47	$4.26
Cash received from the exercise of options was $22,400 and $135,390 for the years ended December 31, 2007 and 2006, respectively. The tax benefit realized for the tax deductions from options exercise of the share-based payment arrangements totaled $5,313 and $8,701 for the years ended December 31, 2007 and 2006.

As of December 31, 2007, there was $22,664 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of 4 years.

Restricted Stock

On October 5, 2007, two restricted stock awards were made to employees totaling 5,626 shares of restricted common stock with an aggregate per share fair market value of $18.00. The first award of 2,620 shares was made with a six month vesting period. The Corporation recognized $47,160 of stock based compensation expense as of the award date. The second award of 3,006 shares has a duration of 60 months with vesting of one-third of the award on the third, fourth, and fifth anniversaries of the award. The total expense associated with this grant of $54,108 will be recognized over the vesting period on a straight-line basis. The unamortized balance of the fair value of the restricted stock grant has been recorded as unearned compensation in the equity section of the consolidated balance sheets. As of December 31, 2007, there was $51,403 of unrecognized stock-based compensation expense related to restricted stock, which is expected to be recognized over a period of 4.77 years.

The following tables present restricted stock activity:

	Restricted	Weighted
	stock	average
	activity	fair value
Balance at December 31, 2006	—

Granted	5,626	18.00
Surrendered	—
Vested	—	—

Balance at December 31, 2007	5,626	18.00

The following table summarizes stock-based compensation expense:

	2007	2006
Stock Option Expense (1998 Plan)	5,112	18,397
Stock Option Expense (2007 Plan)	2,188	—
Restricted Stock Expense (2007 Plan)	49,865	—

Total Stock Based Compensation Expense	57,165	18,397

(13)	Net Earnings per Share
Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2007 and 2006:

	2007	2006
Diluted earnings per share:
Basic weighted average common shares outstanding	2,240,010	2,225,269
Effect of the assumed exercise of stock options-based on the treasury stock method using average market price	11,828	7,010

Diluted weighted average common shares outstanding	2,251,838	2,232,279

(14)	Dividend Reinvestment and Share Purchase Plan
The Corporation sponsors a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Corporation in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Corporation. For the years ended December 31, 2007 and 2006, 7,055 and 5,518 shares were purchased under the plan, respectively.
(15)	Employee Benefit Plans
401(k) Savings Plan

Prior to October 1, 2006, employees were eligible in the Corporation’s 401(k) Employee Incentive Savings Plan after completing six months of service and attaining age 20.5. Eligible employees could contribute a minimum of 1% up to 15% of salary to the plan. The Corporation contributed one dollar for each dollar the employee contributed, up to 4% of the employee’s salary, then the company matched fifty cents for each dollar the employee contributed up to 7% of the employee’s salary.

Under a new 401(k) savings plan that became effective October 1, 2006, employees are eligible after completing ninety days of service and attaining age 20.5. Eligible employees can contribute a minimum of 1% up to 15% of salary to the plan. The Corporation contributes one dollar for each dollar the employee contributes, up to 5.5% of the employee’s salary.

Contributions to the Plan charged to expense during 2007 and 2006 were $286,855 and $202,753, respectively.

Profit-Sharing Plan

The Corporation also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $57,142 and $60,533 were made in 2007 and 2006, respectively.

Salary Continuation Plan

The Corporation provides a salary continuation plan providing for death and retirement benefits for certain executive officers. The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives. The expense recognized for the salary continuation plan amounted to $82,030 and $77,382 for the years ended December 31, 2007 and 2006, respectively. The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2007 and 2006 totaled $517,331 and $435,301, respectively.

The cost of the salary continuation plan described above is being offset by earnings from bank owned life insurance policies on the executives. The balance of the policy surrender values included in other assets totaled $ 2,506,756 and $2,416,020 at December 31, 2007 and 2006, respectively. Income recognized from the increase in cash surrender value on these policies totaled $90,736 and $85,774 for the years ended December 31, 2007 and 2006, respectively.

Employee Stock Purchase Plan

The Corporation sponsors an employee stock purchase plan which is available to all employees subject to certain minimum service requirements. The Plan is administered by a Board appointed committee which designates the offering period in which employees may purchase shares and the offering price. All administrative costs are borne by the Corporation. For the years ended December 31, 2007 and 2006, 1,080 and 0 shares were purchased under the Plan, respectively.

(16)	Fair Value of Financial Instruments

The assumptions used in estimating the fair value of the Corporation’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Corporation’s financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Corporation. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used by the Corporation in estimating the fair value of its financial instruments:
(a)	Cash and Short-term Investments

Fair value approximates the carrying value of such assets.

(b)	Investment Securities and Other Securities

The fair value of investment securities is based on quoted market prices. The fair value of other securities, which includes Federal Home Loan Bank stock and other correspondent stocks, approximates their carrying value.

(c)	Loans

The fair value of loans is calculated using discounted cash flows and excludes lease-financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Corporation’s historical experience with repayments adjusted to estimate the effect of current market conditions.

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

(g)	FHLB, Other Borrowed Funds and Subordinated Debt

The fair value of the Corporation’s other borrowed funds and subordinated debt approximates the carrying value of such liabilities. The fair value of FHLB advances have been valued using discounted cash flows. The discount rates used are based on estimated market rates for borrowings of similar remaining maturities.

(h)	Accrued Interest

The fair value of accrued interest receivable and payable approximates their carrying value.

(i)	Commitments to Extend Credit and Standby Letters of Credit

There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
		(Dollars in Thousands)
Financial assets:
Cash and short-term investments	$54,119	$54,119	$51,204	$51,204
Investment securities	111,946	111,946	108,410	108,410
Loans, net of the allowance for loan losses	263,156	265,186	242,627	241,925
Bank owned life insurance	2,507	2,507	2,416	2,416
Accrued interest receivable	3,952	3,952	3,580	3,580

Financial liabilities:
Deposits	368,903	369,222	326,835	336,040
Securities sold under agreements to repurchase	41,204	41,204	44,410	44,410
Other borrowed funds	699	699	857	857
FHLB advances	1,775	1,897	6,939	7,054
Subordinated Debt	10,310	10,310	14,323	14,323
Accrued interest payable	1,161	1,161	937	937

(17)	Dividends From Bank
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total “risk-weighted” assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. During 2007, the Bank could have declared an additional amount of dividends of approximately $6,500,000 without prior approval of regulatory authorities.
(18)	Comprehensive Income

The following is a summary of the components of other comprehensive income:

	Years ended December 31
	2007	2006
Other comprehensive income before tax:
Unrealized holding gains arising during the period for securities, net	$964,745	$67,763
Reclassification adjustment for losses on sales of securities included in net earnings	3,780	4,879

Unrealized holding gains (losses) arising during the period for cash flow hedges	30,062	(13,888)

Other comprehensive income, before income taxes	998,587	58,754

Income tax expense (benefits) related to other comprehensive income:
Unrealized holding gains arising during the period for securities, net	(385,898)	(25,422)
Reclassification adjustment for losses on sales of securities included in net earnings	(1,512)	(1,952)

Unrealized holding (gains) losses arising during the period for cash flow hedges	(13,594)	5,441

Total income tax expense related to other comprehensive income	(401,004)	(21,933)

Other comprehensive income after taxes	$597,583	$36,821

(19)	Litigation

The Corporation is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Corporation.

(20)	Commitments

The Corporation leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. Future minimum rental payments required under operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007, are as follows:

Years ending December 31:
2008	$42,000
2009	25,000

Total	$67,000

Rental expense for all operating leases charged to earnings aggregated $35,489 and $190,036 for the years ended December 31, 2007 and 2006, respectively.

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making conditional obligations as it does for on-balance-sheet instruments.

The financial instruments whose contractual amounts represent credit risk as of December 31, 2007 and 2006, are approximately as follows:

	Years Ended December 31
	2007	2006
Commitments to extend credit	$36,710,000	$33,394,000
Standby letters of credit	1,580,000	3,233,000

Standby letters of credit are commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

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

Components of other noninterest expense exceeding 1% of the total of interest income and other income for any of the years ended December 31, 2007 and 2006, respectively, include the following:

	2007	2006
Advertising	$639,572	$481,016
Accounting and audit	349,927	214,612
(22)	Regulatory Matters

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Corporation and its subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk-weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk-weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2007, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary banks must maintain minimum Total

Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2007 and 2006:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
United Bancorporation	$44,846	14.35%	$40,865	13.07%	$40,865	8.94%
United Bank	43,822	14.03%	39,920	12.78%	39,920	9.44%

As of December 31, 2006:
United Bancorporation	$47,286	16.40%	$40,366	14.00%	$40,366	9.47%
United Bank	42,550	14.77%	39,538	13.72%	39,538	9.88%

(24)	Parent Corporation Financial Information
The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Corporation Only) follows:
(Parent Company Only)
Condensed Balance Sheet Information
December 31, 2007 and 2006

	2007	2006
Assets
Cash	$522,364	$4,868,380
Investment in subsidiary	41,287,605	39,979,820
Other assets	632,640	571,667

Total assets	$42,442,609	$45,419,867

Liabilities and Stockholders’ Equity
Other liabilities	$211,219	$380,995

Note payable to Trust	10,310,000	14,322,853

Total liabilities	10,521,219	14,703,848

Stockholders’ equity:
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,383,097 and 2,375,471 shares in 2007 and 2006, respectively	23,831	23,755
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	—	—
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued	—	—
Additional paid-in capital	5,916,367	5,664,387
Unearned stock based compensation	(51,403)	—
Retained earnings	26,700,500	26,341,116
Accumulated other comprehensive loss, net of tax	122,105	(475,478)

Less: 134,654 and 142,789 treasury shares at cost in 2007 and 2006, respectively	790,010	837,761

Total stockholders’ equity	31,921,390	30,716,019

Total liabilities and stockholders’ equity	$42,442,609	$45,419,867

(Parent Company Only)
Condensed Statements of Operations Information
Years ended December 31, 2007 and 2006

	2007	2006
Income:
Dividend income from subsidiary	$1,500,000	$1,320,000
Other income	30,523	151,158

Total income	1,530,523	1,471,158

Expense:
Interest on subordinated debentures	1,126,275	567,449
Other operating expense	201,424	286,216

Total expense	1,327,699	853,665

Income before equity in undistributed income of subsidiaries and taxes	202,824	617,493
Equity in undistributed earnings of subsidiary	350,336	2,275,608

Income before taxes	553,160	2,893,101
Income tax benefit	(478,598)	(241,969)

Net earnings	$1,031,758	$3,135,070

	2007	2006
Cash flows from operating activities:
Net earnings	$1,031,758	$3,135,070
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(350,336)	(2,275,608)

Depreciation of premises and equipment	—	137,151
Stock-based compensation expense	10,005	18,397
Amortization of trust preferred cost	111,147	10,104
Increase (decrease) in other liabilities	(411,616)	(43,000)
Decrease (increase) in receivables	(79,740)	34,859

Net cash provided by operating activities	311,218	1,016,973

Cash flows from investing activities:

Investment in bank subsidiary	—	(6,000,000)

Net cash used in investing activities	—	(6,000,000)

Cash flows from financing activities:
Cash dividends	(701,936)	(668,118)
Purchase of treasury stock	—	(63,750)
Proceeds from sale of treasury stock	16,989	—
Proceeds from exercise of stock options	22,400	135,390
Tax benefit from exercise of common stock	5,313	—
Redemption of subordinated debentures	(4,000,000)	—
Issuance of surbordinated debentures	—	10,000,000

Net cash provided by(used in) financial activities	(4,657,234)	9,403,522

Net increase (decrease) in cash	(4,346,016)	4,420,495

Cash, beginning of year	4,868,380	447,885

Cash, end of year	$522,364	$4,868,380

INDEX TO EXHIBITS

Exhibit

10.12	Employment Agreement between United Bank and Allen O. Jones, Jr. (filed herewith).

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350