Form 10-Q
period 2008-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2008-05-15
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 13, 2008.
Class A Common Stock 2,251,425 Shares
Class B Common Stock -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$14,543,846	$17,571,893
Interest bearing deposits in banks	23,755,421	31,547,422
Federal funds sold	13,325,000	5,000,000

Cash and cash equivalents	51,624,267	54,119,315

Securities available for sale (amortized cost of $123,571,874 and $111,718,759 respectively)	124,626,279	111,945,701

Loans	283,913,750	267,137,723
Less: Allowance for loan losses	3,902,740	3,981,922

Net loans	280,011,010	263,155,801

Premises and equipment, net	16,896,167	16,808,578
Interest receivable	3,431,058	3,952,077
Intangible assets	934,763	934,763
Other assets	5,730,149	6,385,725

Total assets	483,253,693	457,301,960

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	60,330,517	62,854,927
Interest bearing	284,409,024	306,047,638

Total deposits	344,739,541	368,902,565

Securities sold under agreements to repurchase	90,640,088	41,203,851
Advances from Federal Home Loan Bank of Atlanta	1,717,250	1,774,700
Treasury, tax, and loan account	661,289	691,668
Interest payable	1,141,197	1,161,362
Accrued expenses and other liabilities	1,447,965	1,336,424
Note payable to Trust	10,310,000	10,310,000

Total liabilities	450,657,330	425,380,570

Stockholders’ equity
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,384,171 and 2,383,097 shares in 2008 and 2007, respectively	23,842	23,831
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,955,700	5,916,367
Unearned stock based compensation	(48,697)	(51,403)
Accumulated other comprehensive income net of tax	601,463	122,105
Retained earnings	26,844,397	26,700,500

	33,376,705	32,711,400

Less: 133,007 and 134,654 treasury shares, at cost, respectively	780,342	790,010

Total stockholders’ equity	32,596,363	31,921,390

Total liabilities and stockholders’ equity	$483,253,693	$457,301,960

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
	2008	2007

Interest income:
Interest and fees on loans	$5,098,263	$5,157,098
Interest on investment securities available for sale:
Taxable	937,547	874,391
Nontaxable	347,420	332,602

Total investment income	1,284,967	1,206,993
Other interest income	254,186	418,938

Total interest income	6,637,416	6,783,029

Interest expense:
Interest on deposits	2,605,172	2,367,817
Interest on other borrowed funds	611,840	891,437

Total interest expense	3,217,012	3,259,254

Net interest income	3,420,404	3,523,775

Provision for loan losses	240,000	180,000

Net interest income after provision for loan losses	3,180,404	3,343,775

Noninterest income:
Service charge on deposits	807,467	653,939
Investment securities gains, net	2,761	—
Mortgage loan and related fees	60,631	56,895
Other	246,662	190,263

Total noninterest income	1,117,521	901,097

Noninterest expense:
Salaries and benefits	2,157,320	2,108,325
Net occupancy expense	684,460	559,514
Other	1,156,419	923,871

Total noninterest expense	3,998,199	3,591,710

Earnings before income tax expense (benefits)	299,726	653,162
Income tax expense (benefits)	(13,008)	133,673

Net earnings	$312,734	$519,489

Basic earnings per share	$0.14	$0.23
Diluted earnings per share	$0.14	$0.23
Basic weighted average shares outstanding	2,250,439	2,235,440

Diluted weighted average shares outstanding	2,255,514	2,241,938

Cash dividend per share	$0.08	$—

Statement of Comprehensive Income

Net earnings	$312,734	$519,489

Other comprehensive income, net of tax:
Unrealized holding gain arising during the period	477,701	126,846
Reclassification adjustment for gains included in net income.	1,657	—

Comprehensive income	$792,092	$646,335

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities
Net earnings	$312,734	$519,489
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	240,000	180,000
Depreciation of premises and equipment	316,366	242,962
Net amortization of premium on investment securities	352,368	73,528
Gain on sales or calls of investment securities available for sale, net	(2,761)	—
Writedown of other real estate	85,000	—
Stock-based compensation	4,531	1,278
Gain on disposal of equipment	(4,754)	(1,036)
Decrease in interest receivable	521,019	228,412
(Increase) decrease in other assets	311,004	(18,359)
Increase (decrease) in interest payable	(20,165)	53,969
Increase (decrease) in accrued expenses and other liabilities	111,336	(59,502)

Net cash provided by operating activities	2,226,678	1,220,741

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	374,348,162	51,008,799
Proceeds from sales of investment securities available for sale	4,993,583	—
Purchases of investment securities available for sale	(391,573,000)	(72,239,038)
Net (increase) decrease in loans	(17,155,209)	2,701,971
Purchases of premises and equipment, net	(406,201)	(635,734)
Proceeds from sale of premises and equipmet	7,000	13,838
Insurance claim received	—	1,038,775

Net cash used in investing activities	(29,785,665)	(18,111,389)

Cash fows from financing activities
Net decrease in deposits	(24,163,024)	(5,805,035)
Net increase in securities sold under agreements to repurchase	49,436,237	5,577,038
Cash dividends	(168,633)	(334,783)
Proceeds from exercise of stock options	9,986	—
Proceeds from sale of common stock	6,732	—
Proceeds from sale of treasury stock	30,470	70,551
Repayments of advances from FHLB Atlanta	(57,450)	(57,450)
Decrease in other borrowed funds	(30,379)	(684,034)

Net cash provided by financing activities	25,063,939	(1,233,713)

Net decrease in cash and cash equivalents	(2,495,048)	(18,124,361)

Cash and cash equivalents, beginning of period	54,119,315	51,204,246

Cash and cash equivalents, end of period	$51,624,267	$33,079,885

Supplemental disclosures
Cash paid during the period for:
Interest	$3,237,177	$3,205,285
Income taxes	45,095	38,000

Noncash transactions
Transfer of loans to other real estate through foreclosure	$60,000	$60,000
See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
NOTE 1 — General
     This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 — Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2008 and 2007. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three month periods ended March 31, 2008 and 2007 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31
	2008	2007

Diluted earnings per share	$0.14	$0.23

Weighted average common shares outstanding	2,250,439	2,235,440

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	5,075	6,498

Total weighted average common shares and potential common stock outstanding	2,255,514	2,241,938

NOTE 3 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31 ($ in thousands):

	March 31
	2008	2007

Balance at beginning of year	3,982	3,012

Provision charged to expense	240	180

Loans charged off	(326)	(116)

Recoveries	7	11

Balance at end of period	3,903	3,087

At March 31, 2008 and 2007, the amounts of nonaccrual loans were $10,399,244 and $1,090,993 respectively.
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
NOTE 5 — Stock Based Compensation
At March 31, 2008, the Corporation had two stock-based compensation plans. The 1998 Stock Option Plan and the 2007 Equity Incentive Plan which are described more fully in Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2006, the Corporation adopted SFAS 123R, Share-Based Payment, whereby compensation cost is recognized for all stock-based payments upon the grant-date fair value.

Stock Options
1998 Stock Option Plan
The following table represents stock option activity for the three months ended March 31, 2008:

			Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	53,600	14.38
Granted	—	—
Surrendered	—	—
Exercised	(634)	15.75

Options outstanding, end of period	52,966	14.36	3.4

Exercisable, end of period	50,166	14.80	3.1

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended March 31, 2008 and 2007, respectively.

	2008	2007

Aggregate intrinsic value of outstanding options	$219,093	$167,437

Aggregate intrinsic value of exercisable options	$214,493	$164,137
Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. were 170,400 at March 31, 2008. The Corporation does not intend to issue additional options under the 1998 Stock Option Plan.
2007 Equity Incentive Plan
The following table represents stock option activity for the three months ended March 31, 2008:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	2,000	18.50
Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	2,000	18.50	9.7

Exercisable, end of period	400	18.50	9.7

The shares outstanding and exercisable under the 2007 Equity Incentive Plan had no intrinsic value as of March 31, 2008 as the strike price was equal to the fair market value of $18.50.
Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 300,374 at March 31, 2008.
The Corporation did not issue any stock options during the three months ended March 31, 2008.
Cash received from the exercise of stock options was $9,986 for the three months ended March 31, 2008.
As of March 31, 2008, there was $20,839 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 3.75 years.
Restricted Stock
The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the three months ended March 31, 2008:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares granted at beginning of period	5,626	18.00
Granted	—	—
Surrendered	—
Vested	(2,620)	18.00

Shares granted at end of period	3,006	18.00

NOTE 6 — Fair Value Measurements
On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Corporation uses various methods including market, income and cost approaches. Based on these approaches, the Corporation often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and / or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Corporation utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Corporation’s available-for-sale securities are considered to be Level 2 securities.

Assets Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $7,351,807 as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Other Real Estate Owned
Other real estate assets acquired through or in lieu of foreclosure are held for sale and are initially recorded at the lower of cost or fair value. Any write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. This valuation process would be considered Level 3, consisting of appraisals of real estate collateral. At March 31, 2008, the Corporation had $114,324 of other real estate owned at fair value.
In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 is effective for the Corporation beginning January 1, 2008, the Corporation has not elected the fair value option that is offered by this statement.

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
The estimation of fair value is significant to a number of the Corporation’s assets, including, but not limited to, investment securities, other real estate, intangible assets and other repossessed assets. Investment securities are recorded at fair value while other real estate, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets, such as the charter cost, discussed in Intangible Assets below, are periodically evaluated to determine if any impairment might exist.
The estimation of fair value and subsequent changes of fair value of investment securities, other real estate, repossessions and intangible assets can have a significant impact on the value of the Corporation, as well as have an impact on the recorded values and subsequently reported net income.
Changes in interest rates is the primary determining factor in the fair value of investment securities, and the value at which these assets are reported in the Corporation’s financial statements. Local economic conditions are often the key factor in the valuation of other real estate and repossessed assets. Changes in these factors can cause assets to be written down and have an impact on the financial results. The overall financial condition and results of operations of the banking unit is the primary determinant as to the value of recorded intangible assets.
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three months ended March 31, 2008 and 2007, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Three Months Ended March 31, 2008 and 2007, Compared
Summary
Net income for the three months ended March 31, 2008 was $312,734, a decrease of $206,755, or 39.8%, from the same period in 2007. The primary reasons for the decrease were a reduction in net interest income and increased operating expenses. Both of these are discussed in detail below.
Net Interest Income
In comparison to the same period in 2007, total interest income decreased $145,613 (2.1%) in the first quarter of 2008. This decrease occurred during a period of significant rate reductions by the Federal Reserve, which produced declines in market rates. Specifically, the target Fed Funds rate declined to 2.25% from 4.25% and the prime rate declined to 5.25% from 7.25% during the quarter. These decreases substantially reduced the interest rate charged on loans which were indexed to the prime rate or other market rates. The rate earned on loans was 7.41% compared to 8.62% in the 2007 period. Contributing to the decline in yield were the approximately $9,308,000 more in non accrual loans at March 31, 2008 as compared to March 31, 2007. These revenue declines were partially offset by increased earning assets as average loans for the period ended March 31, 2008 were $33,382,000 higher than the average for the same period in 2007 and average total earning assets were $56,879,000 higher between such periods.

Total interest expense for the first quarter of 2008 decreased by $42,242 (1.3%) as compared to the first quarter of 2007. The reduction in interest rates impacts interest bearing liabilities slower because time deposits maintain their rate until they can be repriced at maturity. Additionally the effect of lower rates was countered by the increase in interest bearing liabilities of $54,615,191 (16.9%) between the periods.
Both the increase in earning assets and the increase in liabilities, described above, were primarily the result of a large, temporary transaction that was an accommodation to a core customer in which the customer had received funds that will be used in its business over a 6 month period. The Bank will hold the majority of these funds in repurchase accounts and invest in short term, liquid collateral as an offset. The increases in both interest earning assets and interest bearing liabilities should decline by late third quarter 2008 as the customer withdraws funds for its intended use.
The net interest margin decreased to 3.33% in the quarter from 3.96% in the same period in 2007. The effect of lower rates and the increased asset size at lower spreads caused by the transaction discussed above were the major factors in this reduction.
Provision for Loan Losses
The provision for loan losses totaled $240,000 for the first quarter of 2008 as compared to $180,000 for the same period in 2007. The increase to the Bank’s provision reflected the level of the loan portfolio, historical loan losses and the special provision during the fourth quarter of 2007 described in the Corporation’s Form 10-K for the year ended December 31, 2007. For further discussion of these changes see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income increased $216,424 or 24.0% for the first quarter of 2008. Two factors are largely responsible for this increase. The first is the increase in service charges on deposits of $153,528, or 23.5%. The Bank undertook a review of its service charges in mid 2007 which resulted in adjustments to bring several of these fees to market levels. These adjustments together with the expanded market area contributed to the increase in service charges. The second factor is the increase of other noninterest income of $56,399, or 29.6%. The increase in other noninterest income is primarily attributable to increases in trust and brokerage revenue of $25,000, check cashing fees of $10,200 and credit card income of$6,200.
Noninterest Expense
Total noninterest expense increased $406,489, or 11.3%, in the first quarter of 2008 compared to the same quarter of 2007. The increase is primarily the result of the Bank’s expansion into the growing Santa Rosa County, Florida and Baldwin County, Alabama markets. During the fourth quarter of 2007, new facilities were put into service in Summerdale and Spanish Fort, Alabama; and, Jay, Pace and Milton, Florida. These facilities combined with customary increases to produce an increase in occupancy expense of $125,000 to $684,000. The increase was primarily comprised of depreciation on the new facilities and utilities. All other expenses rose by $233,000 to $1,156,000. Legal expenses increased by $86,000. This increase was largely attributable to matters relating to the increased level of non performing loans. A write down of $85,000 was also made in connection with the disposal of a parcel of foreclosed property. Together these two items account for the majority of the increase.
Income Taxes
Earnings before taxes for the first quarter of 2008 were $299,726 as compared to $653,162 in the first quarter of 2007, a decrease of $353,436 or 54.1%. Income tax expense for the first quarter was a credit of $13,008 compared to an expense of $133,673 for the same period in 2007. The effective tax rate for the period ended March 31, 2007 was negative 4.3% as compared to 20.5% in 2007.
Financial Condition and Liquidity
Total assets on March 31, 2008 were $483,253,693, an increase of $25,952,000 or 5.7% from December 31, 2007. The increase was primarily attributable to the increased repurchase agreements of $49,436,000, the result of the customer driven, temporary transaction described above, which was offset by the net decrease in public funds of approximately $26,500,000 as described below. The ratio of loans (net of allowance) to deposits plus repurchase agreements on March 31, 2008 was 64.3% as compared to 64.2% on December 31, 2007.
Cash and Cash Equivalents
Cash and cash equivalents as of March 31, 2008 decreased by $2,495,000, or by 4.6%, from December 31, 2007. The decrease is due to a shift in use of the cash to short term, highly liquid investment assets and the growth of the loan portfolio.
Investment Securities
Securities available for sale increased $12,681,000, or 11.3%, during the first quarter of 2008 as short term, invested balances in other banks and funds received from the temporary customer transaction were deployed into highly liquid, short term investments. The decreased level of public funds, described in Deposits below, allowed the transfer of securities held as collateral from the Security for Alabama Funds Enhancement (“SAFE”) Program to the collateral pool underlying the Bank’s repurchase agreements.
Loans
Net loans increased by $16,855,000 or 6.4% at March 31, 2008, from December 31, 2007. This growth is a result of the increased presence in the new, higher growth markets and the strategic hires in 2007 of several commercial loan officers, who are now beginning to generate additional loan requests and approvals.

Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate on the majority of the portfolio and the difference between loan balance and value for loans that are considered to be impaired. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in problem loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the cost of monetizing. At the end of the first quarter of 2008, a reserve level of $3,902,740 was considered to be appropriate. This is equivalent to 1.37% of gross loans. The Bank’s 1.37 reserve percentage is 14% higher than the Uniform Bank Performance Report peer group (Peer Group #3 — all insured commercial banks having assets between $300 million and $1 billion) reserve percentage (as of 12/31/2007) of 1.20. Net charged-off loans for the first three months of 2008 were $319,000, as compared to $105,000 for the same period in 2007.
The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At March 31, 2008 the Bank had $10,430,968 in impaired loans, compared to $11,710,174 at December 31, 2007.

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at March 31, 2008 and December 31, 2007. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		March 31,	December 31,
		2008	2007
	Description	(Dollars in Thousands)

A	Loans accounted for on a nonaccrual basis	$10,399	$11,079

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	17	26

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	32	54

D	Other non-performing assets	526	551

	Total	$10,974	$11,710

Premises and Equipment
Premises and equipment increased $87,589 during the first quarter of 2008 as construction continued on both the Milton, Florida permanent office and the Loxley branch facility.
Intangible Assets
As of March 31, 2008 and December 31, 2007, the Corporation had recorded $934,763 in intangible assets.
Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At March 31, 2008, the Corporation operated three branch offices in Florida.
Internet Domain Address — On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.
For the three months ended March 31, 2008 no impairment was recorded related to the intangible assets.
Deposits
Total deposits decreased $24,163,000, or 6.5%, at March 31, 2008 from December 31, 2007, including decreases of $2,524,000 in non-interest bearing deposits and $21,638,000 in interest bearing deposits. The decrease in deposits is largely due to withdrawals of approximately $37,000,000 by a public funds depositor whose deposits are cyclical in nature, consistent with the collection and disbursement of property taxes. This decline was partially offset by deposits from a new public funds relationship of approximately $10,500,000.
Repurchase Agreements
Securities sold under agreements to repurchase increased approximately $49,436,000 to $90,640,088, or 120%, as compared to the balance of $41,203,851 as of December 31, 2007. This increase is attributable to the Bank’s accommodation to the needs of a core customer, as described more fully in Net Interest Income above.
Liquidity
One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds. Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Home Loan Bank to provide liquidity. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2008 is considered adequate by management.

Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on March 31, 2008, was $32,596,363, an increase of $674,973, or 2.1%, from December 31, 2007. This net increase is a combination of current period earnings and an increase in unrealized gains on securities available for sale.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At March 31, 2008, trust preferred securities included in Tier 1 capital totaled $10 million.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its Bank to maintain minimum total capital (Total Risk-Based Capital) of at least 8% of risk-weighted assets, minimum core capital (Tier I Risk-Based Capital) of at least 4% of risk-weighted assets, and a minimum leverage ratio of at least 4% of average assets. Management believes, as of March 31, 2008 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2008, the most recent notification from the appropriate regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk Based Capital, Tier I Risk-Based Capital, and leverage ratios of at least 10%, 6%, and 5% respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

		Well
	March 31,	Capitalized
	2008	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	13.51%	N/A
Tier 1 risk-based capital	12.34	N/A
Leverage Ratio	8.73	N/A

United Bank
Total risk-based capital	13.18%	10.00%
Tier 1 risk-based capital	12.01	6.00
Leverage ratio	8.65	5.00
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

Off Balance Sheet items
The Bank is a party to financial obligations with off-balance sheet risk in the normal course of business. The financial obligations include commitments to extend credit, standby letters of credit issued to customers, and standby letters of credit issued to the Bank by Federal Home Loan Bank of Atlanta (“FHLB”) which are pledged as collateral to insure public deposits held in the SAFE Program of the Alabama State Treasurer.
The following table sets forth the off-balance sheet risk of the Bank as of March 31, 2008.

March 31,
2008

Commitments to extend credit	$38,580,000
Standby letters of credit	1,510,564
FHLB letters of credit to United Bank	20,000,000
Item 4T. Controls and Procedures
Based on evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation’s disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 7, 2008.

(b)	The following nominees were elected as Directors of the Corporation, to serve until the 2011 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Against
Robert R. Jones	1,444,596	12,100
Dale M. Ash	1,453,225	3,471
The Directors of the Corporation whose terms of office continued after the 2008 Annual Meeting are as follows:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
L. Walter Crim	2009
William J. Justice	2009
J. Wayne Trawick	2009
Michael R. Andreoli	2010
David Swift	2010

Item 6. Exhibits
     (a) Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: May 14, 2008

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