Form 10-Q
period 2008-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2008-08-12
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission file number 2-78572
UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Nashville Avenue, Atmore, Alabama	36502

(Address of principal executive offices)	(Zip Code)
(251) 446-6000
Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 8, 2008.

Class A Common Stock 2,253,207 Shares Class B Common Stock -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I — FINANCIAL INFORMATION
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets
Item 1. Financial Statements

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$16,333,226	$17,571,893
Interest bearing deposits in banks	15,415,059	31,547,422
Federal funds sold	14,900,000	5,000,000

Cash and cash equivalents	46,648,285	54,119,315

Securities available for sale (amortized cost of $125,996,498 and $111,718,759 respectively)	125,990,558	111,945,701

Loans	288,369,447	267,137,723
Less: Allowance for loan losses	2,581,755	3,981,922

Net loans	285,787,692	263,155,801

Premises and equipment, net	17,747,800	16,808,578
Interest receivable	3,244,463	3,952,077
Intangible assets	934,763	934,763
Other assets	7,786,724	6,385,725

Total assets	488,140,285	457,301,960

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	63,176,303	62,854,927
Interest bearing	308,166,284	306,047,638

Total deposits	371,342,587	368,902,565

Securities sold under agreements to repurchase	69,855,003	41,203,851
Advances from Federal Home Loan Bank of Atlanta	1,692,300	1,774,700
Treasury, tax, and loan account	561,146	691,668
Interest payable	1,124,918	1,161,362
Accrued expenses and other liabilities	1,040,370	1,336,424
Note payable to Trust	10,310,000	10,310,000

Total liabilities	455,926,324	425,380,570

Stockholders’ equity
Class A common stock, $0.01 par value.
Authorized 5,000,000 shares; issued and outstanding, 2,384,431 and 2,383,097 shares in 2008 and 2007, respectively	23,844	23,831
Class B common stock, $0.01 par value.
Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	5,981,122	5,916,367
Unearned stock based compensation	(48,332)	(51,403)
Accumulated other comprehensive income (loss) net of tax	(19,641)	122,105
Retained earnings	27,076,204	26,700,500

	33,013,197	32,711,400

Less: 133,006 and 134,654 treasury shares, at cost, respectively	799,236	790,010

Total stockholders’ equity	32,213,961	31,921,390

Total liabilities and stockholders’ equity	$488,140,285	$457,301,960

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$4,924,042	$5,415,141	$10,022,305	$10,572,239
Interest on investment securities available for sale:
Taxable	767,392	1,169,864	1,704,939	2,044,255
Nontaxable	348,257	365,478	695,677	698,080

Total investment income	1,115,649	1,535,342	2,400,616	2,742,335
Other interest income	147,550	181,136	401,736	600,074

Total interest income	6,187,241	7,131,619	12,824,657	13,914,648

Interest expense:
Interest on deposits	2,363,789	2,562,148	4,968,961	4,929,965
Interest on other borrowed funds	340,178	931,309	952,018	1,822,746

Total interest expense	2,703,967	3,493,457	5,920,979	6,752,711

Net interest income	3,483,274	3,638,162	6,903,678	7,161,937

Provision for loan losses	500,000	210,000	740,000	390,000

Net interest income after provision for loan losses	2,983,274	3,428,162	6,163,678	6,771,937

Noninterest income:
Service charge on deposits	857,712	686,363	1,665,179	1,340,302
Investment securities gains (losses), net	(2,700)	(306)	61	(306)
Mortgage loan and related fees	58,240	57,213	118,871	114,108
Other	226,938	190,498	473,600	380,761

Total noninterest income	1,140,190	933,768	2,257,711	1,834,865

Noninterest expense:
Salaries and benefits	2,067,828	2,028,064	4,225,148	4,136,389
Net occupancy expense	699,562	660,614	1,384,022	1,220,128
Other	1,185,340	1,244,420	2,341,759	2,168,291

Total noninterest expense	3,952,730	3,933,098	7,950,929	7,524,808

Earnings before income tax expense (benefits)	170,734	428,832	470,460	1,081,994
Income tax expense (benefits)	(61,073)	33,135	(74,081)	166,808

Net earnings	$231,807	$395,697	$544,541	$915,186

Basic earnings per share	$0.10	$0.18	$0.24	$0.41
Diluted earnings per share	$0.10	$0.18	$0.24	$0.41
Basic weighted average shares outstanding	2,251,235	2,236,664	2,250,852	2,236,055

Diluted weighted average shares outstanding	2,252,091	2,244,060	2,251,708	2,243,451

Cash dividend per share	$—	$0.15	$0.08	$0.15

Statement of Comprehensive Income

Net earnings	$231,807	$395,697	$544,541	$915,186

Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during the period	(621,141)	(899,589)	(141,783)	(772,743)
Reclassification adjustment for gains included in net earnings.	1,620	184	(37)	184

Comprehensive income (loss)	$(387,714)	$(503,708)	$402,721	$142,627

See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
Cash flows from operating activities
Net earnings	$544,541	$915,186
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	740,000	390,000
Depreciation of premises and equipment	649,401	527,628
Net accretion of discount on investment securities	(539,165)	(410,039)
Gain (loss) on sales of investment securities available for sale, net	(61)	306
Loss on sale of other real estate	1,045	—
Writedown of other real estate	85,000	—
Stock-based compensation	11,400	2,556
Gain on disposal of equipment	(4,754)	(3,435)
Decrease in interest receivable	707,614	19,602
(Increase) decrease in other assets	46,234	(195,955)
Increase (decrease) in interest payable	(36,444)	46,958
Increase (decrease) in accrued expenses and other liabilities	(127,421)	1,619

Net cash provided by operating activities	2,077,390	1,294,426

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	710,398,842	98,410,177
Proceeds from sales of investment securities available for sale	4,993,512	9,969,842
Purchases of investment securities available for sale	(729,134,228)	(109,984,970)
Net increase in loans	(24,923,951)	(9,262,187)
Purchases of premises and equipment, net	(1,590,869)	(1,462,034)
Proceeds from sale of premises and equipment	7,000	16,238
Insurance claim received	—	1,038,775
Proceeds from sale of other real estate	113,279	—

Net cash used in investing activities	(40,136,415)	(11,274,159)

Cash flows from financing activities
Net increase (decrease) in deposits	2,440,022	(11,387,066)
Net increase (decrease) in securities sold under agreements to repurchase	28,651,152	(10,213,327)
Cash dividends	(337,471)	(334,782)
Proceeds from exercise of stock options	9,986	—
Proceeds from sale of common stock	6,732	—
Purchase of treasury stock	(31,388)	—
Proceeds from sale of treasury stock	61,884	70,550
Repayments of advances from FHLB Atlanta	(82,400)	(82,400)
Decrease in other borrowed funds	(130,522)	(524,324)

Net cash provided by (used in) financing activities	30,587,995	(22,471,349)

Net decrease in cash and cash equivalents	(7,471,030)	(32,451,082)

Cash and cash equivalents, beginning of period	54,119,315	51,204,246

Cash and cash equivalents, end of period	$46,648,285	$18,753,164

Supplemental disclosures
Cash paid during the period for:
Interest	$5,957,423	$6,705,753
Income taxes	83,161	86,510

Noncash transactions
Transfer of loans to other real estate through foreclosure	$1,552,060	$205,000
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

NOTE 2 — Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2008 and 2007. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three and six month periods ended June 30, 2008 and 2007 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Diluted earnings per share	$0.10	$0.18	$0.24	$0.41

Weighted average common shares outstanding	2,251,235	2,236,664	2,250,852	2,236,055

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	856	7,396	856	7,396

Total weighted average common shares and potential common stock outstanding	2,252,091	2,244,060	2,251,708	2,243,451

NOTE 3 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

	June 30
	2008	2007
Balance at beginning of year	3,982	3,011

Provision charged to expense	740	390

Loans charged off	(2,159)	(230)

Recoveries	19	18

Balance at end of period	2,582	3,189

At June 30, 2008 and 2007, the amounts of nonaccrual loans were $8,168,374 and $4,907,807 respectively.
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
NOTE 5 — Stock Based Compensation
At June 30, 2008, the Corporation had two stock-based compensation plans. The 1998 Stock Option Plan and the 2007 Equity Incentive Plan which are described more fully in Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2006, the Corporation adopted SFAS 123R, Share-Based Payment, whereby compensation cost is recognized for all stock-based payments upon the grant-date fair value.

Stock Options
1998 Stock Option Plan
The following table represents stock option activity for the six months ended June 30, 2008:

			Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	53,600	14.38

Granted	—	—
Surrendered	—	—
Exercised	(634)	15.75

Options outstanding, end of period	52,966	14.36	3.1

Exercisable, end of period	50,566	14.81	2.8

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2008 and 2007, respectively.

	2008	2007
Aggregate intrinsic value of outstanding options	$58,021	$318,837

Aggregate intrinsic value of exercisable options	$13,229	$307,637
Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. were 170,400 at June 30, 2008. The Corporation does not intend to issue additional options under the 1998 Stock Option Plan.
2007 Equity Incentive Plan
The following table represents stock option activity for the six months ended June 30, 2008:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	2,000	18.50

Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	2,000	18.50	9.5

Exercisable, end of period	400	18.50	9.5

The shares outstanding and exercisable under the 2007 Equity Incentive Plan had no intrinsic value as of June 30, 2008 as the fair market value was equal to or less than the strike price.
The Corporation did not issue any stock options during the six months ended June 30, 2008.
Cash received from the exercise of stock options was $ 9,986 for the six months ended June 30, 2008.
As of June 30, 2008, there was $19,014 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 3.5 years.
Restricted Stock
The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the six months ended June 30, 2008:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares granted at beginning of period	5,626	18.00

Granted	260	18.00
Surrendered	—
Vested	(2,620)	18.00

Shares granted at end of period	3,266	18.00

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 300,114 at June 30, 2008.
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
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the first six months of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $4,851,880 as of June 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Other Real Estate Owned
Other real estate assets acquired through or in lieu of foreclosure are held for sale and are initially recorded at the lower of cost or fair value. Any write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. This valuation process would be considered Level 3, consisting of appraisals of real estate collateral. At June 30, 2008, the Corporation had $1,903,512 of other real estate owned at fair value.
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
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three and six months ended June 30, 2008 and 2007, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Six Months Ended June 30, 2008 and 2007, Compared
Summary
Net income for the six months ended June 30, 2008 was $544,541, a decrease of $370,645, or 40.5%, from the same period in 2007. The primary reasons for the decrease were a reduction in net interest income and increased operating expenses. Both of these items are discussed in detail below.
Net Interest Income
In comparison to the first six months of 2007, total interest income in 2008 decreased $1,089,991 (7.8%). This decrease occurred during a period of significant rate reductions by the Federal Reserve, which produced declines in market rates. Specifically, the target Fed Funds rate was reduced to 2.00% at April 30, 2008 from 4.25% at December 31, 2007 and the prime rate declined to 5.00% from 7.25% during the same four month period ended April 30, 2008. These decreases substantially reduced the interest rate charged on loans which are indexed to the prime rate or other market rates. The rate earned on loans for the 2008 period was 6.65% compared to 8.04% in the 2007 period. Also contributing to the decline in yield was the approximately $3,261,000 increase in non accrual loans at June 30, 2008 as compared to June 30, 2007. These revenue declines were partially offset by increased interest income on earning assets as average loans for six months ended June 30, 2008 were $37,000,000 higher than the average for the same period in 2007.
Total interest expense for the first six months of 2008 decreased by $831,732 (12.3%) as compared to the same period of 2007. The reduction in interest rates impacts interest bearing liabilities more slowly as time deposits maintain their rate until they are repriced at their maturity date. Additionally the effect of lower rates was countered by the increase in interest bearing liabilities of $54,000,000 (16.5%) between the periods. On September 30, 2007, as planned, the Corporation redeemed the $4,000,000 of Trust Preferred Securities issued in 2002. This action had the effect of reducing both interest expense and the volume of Trust Preferred Securities outstanding.
Contributing to the increase in both earning assets and interest bearing liabilities was a large, temporary transaction, averaging approximately $24,000,000 for the first six months of 2008, which was an accommodation to a core customer in which the customer had received funds that will be used in its business over a six month period (“customer accommodation transaction”). The Bank will hold the majority of these funds in repurchase agreement accounts and invest in short term, liquid collateral at a higher interest rate. The increases in both interest earning assets and interest bearing liabilities from this transaction should decline by late third quarter 2008 as the customer withdraws the funds for their intended use. This transaction affects several areas of the balance sheet and income statement and is further discussed in other sections of this report.
The net interest margin for the six months ended June 30, 2008 decreased to 3.33% from 3.93% in the same period in 2007. The difference in timing of the effect of lower rates on the assets and liabilities and the increased asset size at lower spreads caused by the customer accommodation transaction discussed above are major factors in this reduction.
Provision for Loan Losses
The provision for loan losses totaled $740,000 for the first six months of 2008 as compared to $390,000 for the same period in 2007, an increase of $350,000 or 89.7%. The increase to the Bank’s provision reflects the growth of the loan portfolio, historical and current loan losses, the current assessment of nonaccrual loans, and the general economy. For a further, detailed discussion of these changes see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income increased $422,846 or 23.0% for the first six months of 2008. Two factors are largely responsible for this increase. The first is the increase in service charges on deposits of $324,877, or 24.2%. The Bank undertook a review of its service charges in mid 2007 which resulted in increases to several of these fees to current market levels at that time. These adjustments together with the expanded number of market areas contributed to the increase in service charges. The second factor is the increase of other noninterest income of $92,839, or 24.4%. This increase in other noninterest income is primarily attributable to increases in income from financial services (trust and brokerage and insurance) revenue, fees on check cashing and bill payments, and credit card income totaling $80,000.

Noninterest Expense
Total noninterest expense increased $426,121, or 5.7%, in the first six months of 2008 compared to the same period of 2007. The increase is primarily the result of the Bank’s expansion into the growing Santa Rosa County, Florida and Baldwin County, Alabama markets. During the fourth quarter of 2007, new facilities were put into service in Summerdale and Spanish Fort, Alabama; and, Jay, Pace and Milton, Florida. Increases in personnel to staff the new facilities added to salary and benefit expense. The increases in operating expenses associated with these facilities produced an increase in occupancy expense of $164,000 to $1,384,000 as compared to the same six month period in 2007. The increase was primarily comprised of depreciation on the new facilities and utilities used in their operation. Other expenses rose by $173,000 to $2,342,000. Legal expenses increased by $178,000, largely attributable to matters relating to a large nonaccrual loan. Additionally, a write down of $85,000 was also made in connection with the disposal of a parcel of foreclosed property. The total increase from this category was $88,759 for the six month period ended June, 2008 versus the same period in 2007.
Income Taxes
Earnings before taxes for the first six months of 2008 were $470,460 as compared to $1,081,994 in the same period of 2007, a decrease of $611,534 or 56.5%. Income tax expense for the period ended June 30, 2008 was a credit of $74,081 compared to an expense of $166,808 for the same period in 2007. The effective tax rate for the period ended June 30, 2008 was negative 15.7% as compared to 15.4% in 2007 as tax free income was a larger portion of earnings before income tax expense.
Three Months Ended June 30, 2008 and 2007, Compared
Summary
Net earnings for the three months ended June 30, 2008 were $231,807, a decrease of $163,890, or 41.4% compared to the same period in 2007.
Net Interest Income
Total interest income decreased $944,378 (13.2%) in the second quarter of 2008 as compared to 2007 as a result of the decreases in prevailing market rates described previously. Average loans continued to grow during the quarter and increased by $41.5 million compared with the same quarter in 2007. The average rate earned during the second quarter of 2008 was 6.37% as compared to 7.99% in 2007, reflecting the substantial reduction in interest rates experienced in the first quarter of 2008.
Total interest expense decreased by $789,490, or 22.6%, in the second quarter of 2008 compared to the same period in 2007. Average interest bearing liabilities for the second quarter increased $53,476,000 to $384,738,000 as compared to 2007 largely as a function of the customer accommodation transaction discussed above. The average rate paid decreased to 2.82% in 2008 as compared to 4.23% in 2007.
The net interest margin decreased to 3.33% for the second quarter of 2008, as compared to 3.89% for the same period in 2007. The reduction in the margin is a reflection of the reduction in the yield on loans that immediately reprice with movements in interest rates, with a slower reaction in the cost of funds as time deposits are repriced only as they reach maturity and are renewed. The effect of the temporary customer accommodation transaction is a reduction of the percentage net interest margin. Without the temporary customer accommodation transaction, the percentage interest margin would have been approximately 3.50%.
Provision for Loan Losses
The provision for loan losses totaled $500,000 for the second quarter of 2008 as compared to $210,000 for the same period in 2007. The increased level of both nonaccrual assets and charge offs experienced during the period are responsible for the increase. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.
Noninterest Income
Total noninterest income increased $206,422 or 22.1% for the second quarter of 2008. Service charges on deposits increased $171,349, or 25.0%, for the second quarter of 2008 as compared to 2007. This was due to the repricing of certain service charges in 2007 and increased volume. Other income increased during the second quarter of 2008 by $36,440 or 19.1% as compared to 2007. This increase is primarily attributable to increases in financial services income of $19,042 and income from credit card fees of $16,000.
Noninterest Expense
Total noninterest expense increased $19,632, or 0.5%, during the second quarter of 2008 compared to the same quarter of 2007. Salaries and benefits increased $39,764, or 2.0%, in the second quarter of 2008 as compared to the same quarter of 2007. Occupancy expense increased $38,948, or 5.9%, in the second quarter of 2008. Both of these increases were largely associated with the completion of the new branches discussed earlier that have staff and depreciation expenses in the current period that were not applicable in 2007. Other noninterest expense decreased $59,080, or 4.8%, to $1,185,340 for the three months ended June 30, 2008. The increased expenses associated with legal fees due to nonaccrual loans ($85,000) and increased expense of FDIC insurance costs now being charged to all banks ($51,500) were offset by decreases in advertising and promotions expense ($170,000).
Income Taxes
Earnings before taxes for the second quarter of 2008 were $170,734 as compared to $428,832 in the second quarter of 2007, a decrease of $258,098 or 60.2%. Income tax expense for the second quarter was a credit of $61,073 as compared to an expense of $33,135 for the same period in 2007.

The effective tax rate decreased to negative 35.8% in 2008 from 7.7% in 2007 as tax free income was a larger portion of earnings before income tax expense.
Financial Condition and Liquidity
Total assets on June 30, 2008 were $488,140,285, an increase of $30,838,000 or 6.7% from December 31, 2007. The increase was primarily attributable to the increased repurchase agreements of $28,651,000, the result of the customer accommodation transaction described above. The ratio of loans (net of allowance) to deposits plus repurchase agreements on June 30, 2008 was 64.8% as compared to 64.2% on December 31, 2007.
Cash and Cash Equivalents
Cash and cash equivalents as of June 30, 2008 decreased by $7,471,000, or by 13.8%, from December 31, 2007. The decrease is due to a shift in use of the cash to short term, highly liquid investment assets and the growth of the loan portfolio.
Investment Securities
Securities available for sale increased $14,045,000, or 12.5%, during the first six months of 2008 as short term, invested balances in other banks and funds received from the customer accommodation transaction were deployed into highly liquid, short term investments.
Loans
Net loans increased by $22,632,000 or 8.6% at June 30, 2008, from December 31, 2007. This growth is a result of the increased presence in the new, higher growth markets and the strategic hires in 2007 of several commercial loan officers, who are now beginning to generate additional loan requests and approvals.

Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate on the majority of the portfolio and the difference between the loan balance and the fair value for loans that are considered to be impaired. Loans are considered impaired when it is 1) probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreements or 2) the loan terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in nonaccrual loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the cost of monetizing. As of June 30, 2008, the reserve level of $2,581,755 is considered to be appropriate considering the reserves allocated on specifically identified credits and a general allowance based on historic losses adjusted as noted above. This reserve level is equivalent to 0.90% of gross loans. Net charged-off loans for the first six months of 2008 were $2,140,000, as compared to $212,000 for the same period in 2007. The loans charged off during the first six months are among those previously identified as a nonaccrual loan by management in accordance with regulatory guidance pertaining to the allowance for loan losses. The foreclosure on one previously identified, nonaccrual loan caused approximately $1,500,000 of the net charge off experienced in the first six months and resulted in approximately $1,500,000 being moved from loans to other real estate owned.
The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At June 30, 2008 the Bank had $9,578,949 in impaired loans, compared to $11,710,174 at December 31, 2007.

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at June 30, 2008 and December 31, 2007. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

	June 30,	December 31,
	2008	2007
Description	(Dollars in Thousands)
A Loans accounted for on a nonaccrual basis	$8,168	$11,079

B Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	22	26

C Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	1,411	54

D Other non-performing assets	1,904	551

Total	$11,505	$11,710

Premises and Equipment
Premises and equipment increased $939,000 during the first six months of 2008 as construction continued on both the Milton, Florida permanent office and the Loxley branch facility. The approximate amount anticipated to complete these projects was $1,600,000 as of June 30, 2008.
Intangible Assets
As of June 30, 2008 and December 31, 2007, the Corporation had recorded $934,763 in intangible assets.
Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At June 30, 2008, the Corporation operated three branch offices in Florida.
Internet Domain Address - On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.
For the three months ended June 30, 2008 no impairment was recorded related to the intangible assets.
Deposits
Total deposits increased $2,440,000, or .7%, at June 30, 2008 from December 31, 2007, including increases of $321,000 in non-interest bearing deposits and $2,119,000 in interest bearing deposits. The change in deposits has several components. A large public funds depositor has a seasonal deposit relationship, consistent with the collection and disbursement of property taxes, which has deposits increasing to a high balance in December and then declining in the first quarter. The change associated with this relationship between December, 2007 and June, 2008 was a reduction of $36,000,000. This decline was offset by: deposits from a new public funds relationship of approximately $11,500,000, temporary time deposits from the large, customer accommodation transaction discussed earlier in Net Interest Income of $10,000,000 and core deposit increases of approximately $15,000,000 attributable to growth throughout the branch network in the normal course of business.
Repurchase Agreements
Securities sold under agreements to repurchase increased approximately $28,700,000 to $69,855,000, or 69.5%, as compared to the balance of $41,204,000 as of December 31, 2007. This increase is attributable to the Bank’s customer accommodation transaction, as described more fully in Net Interest Income above.
Liquidity
One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds. Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation utilizes short-term financing through the purchase of federal funds, and maintains borrowing relationships with the Federal Home Loan Bank and Federal Reserve Bank to provide liquidity. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at June 30, 2008 is considered adequate by management.
Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on June 30, 2008, was $32,213,961, an increase of $292,571, or 0.9%, from December 31, 2007. This net increase is a combination of current period earnings offset by a decrease in unrealized gains on securities available for sale.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies as Tier 1 capital. At June 30, 2008, trust preferred securities included in Tier 1 capital totaled $10 million.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its Bank to maintain minimum total capital (Total Risk-Based Capital) of at least 8% of risk-weighted assets, minimum core capital (Tier I Risk-Based Capital) of at least 4% of risk-weighted assets, and a minimum leverage ratio of at least 4% of average assets. Management believes, as of June 30, 2008 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2008, the most recent notification from the appropriate regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk Based Capital, Tier I Risk-Based Capital, and leverage ratios of at least 10%, 6%, and 5% respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

		Well
	June 30,	Capitalized
	2008	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	12.99%	N/A
Tier 1 risk-based capital	12.23	N/A
Leverage Ratio	8.74	N/A

United Bank
Total risk-based capital	12.69%	10.00%
Tier 1 risk-based capital	11.93	6.00
Leverage ratio	8.73	5.00
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
The following table sets forth the off-balance sheet risk of the Bank as of June 30, 2008.

June 30,
2008
Commitments to extend credit	$44,447,000
Standby letters of credit	1,134,264
FHLB letters of credit to United Bank	20,000,000
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
Item 4. Submission of Matters to a Vote of Security Holders
(a)	A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 7, 2008 was reported under Item 4 of the Corporation’s Form 10-Q for the quarter ended March 31, 2008, and is incorporated by reference herein.
Item 6. Exhibits
(a)	Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank to be mailed August 11, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 12, 2008

/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO

/s/ Allen O. Jones, Jr.
Allen O. Jones, Jr.
Senior Vice President and CFO

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of interim principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank to be mailed August 11, 2008