Form 10-Q
period 2008-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2008-11-12
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2008.

Class A Common Stock	2,256,709 Shares
Class B Common Stock	-0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I—FINANCIAL INFORMATION
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets
Item 1. Financial Statements

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$12,244,620	$17,571,893
Interest bearing deposits in banks	9,011,933	31,547,422
Federal funds sold	6,000,000	5,000,000

Cash and cash equivalents	27,256,553	54,119,315

Securities available for sale (amortized cost of $111,450,844 and $111,718,759 respectively)	111,175,113	111,945,701

Security held to maturity (market values of $1,050,000 and $0 respectively)	1,050,000	0

Loans	294,176,681	267,137,723
Less: Allowance for loan losses	3,150,997	3,981,922

Net loans	291,025,684	263,155,801

Premises and equipment, net	18,586,469	16,808,578
Interest receivable	3,323,779	3,952,077
Intangible assets	934,763	934,763
Other assets	10,753,108	6,385,725

Total assets	464,105,469	457,301,960

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	61,045,352	62,854,927
Interest bearing	295,048,307	306,047,638

Total deposits	356,093,659	368,902,565

Securities sold under agreements to repurchase	61,766,047	41,203,851
Advances from Federal Home Loan Bank of Atlanta	1,634,850	1,774,700
Treasury, tax, and loan account	247,128	691,668
Interest payable	922,770	1,161,362
Accrued expenses and other liabilities	1,311,870	1,336,424
Note payable to Trust	10,310,000	10,310,000

Total liabilities	432,286,324	425,380,570

Stockholders’ equity
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,125 and 2,383,097 shares in 2008 and 2007, respectively	23,881	23,831
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	6,063,682	5,916,367
Unearned stock based compensation	(100,101)	(51,403)
Accumulated other comprehensive income (loss) net of tax	(176,799)	122,105
Retained earnings	26,828,638	26,700,500

	32,639,301	32,711,400

Less: 133,006 and 134,654 treasury shares, at cost, respectively	820,156	790,010

Total stockholders’ equity	31,819,145	31,921,390

Total liabilities and stockholders’ equity	$464,105,469	$457,301,960

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$5,207,737	$5,616,402	$15,230,042	$16,188,641
Interest on investment securities available for sale:
Taxable	771,681	839,446	2,476,620	2,883,701
Nontaxable	333,840	369,901	1,029,517	1,067,981

Total investment income	1,105,521	1,209,347	3,506,137	3,951,682
Other interest income	83,169	52,897	484,905	652,971

Total interest income	6,396,427	6,878,646	19,221,084	20,793,294

Interest expense:
Interest on deposits	2,276,454	2,731,059	7,245,415	7,661,024
Interest on other borrowed funds	341,195	781,254	1,293,213	2,604,000

Total interest expense	2,617,649	3,512,313	8,538,628	10,265,024

Net interest income	3,778,778	3,366,333	10,682,456	10,528,270

Provision for loan losses	750,000	240,000	1,490,000	630,000

Net interest income after provision for loan losses	3,028,778	3,126,333	9,192,456	9,898,270

Noninterest income:
Service charge on deposits	885,734	807,481	2,550,913	2,147,783
Investment securities losses, net	(238)	—	(177)	(306)
Mortgage loan and related fees	31,653	55,772	150,524	169,879
Other	212,722	204,798	686,322	585,560

Total noninterest income	1,129,871	1,068,051	3,387,582	2,902,916

Noninterest expense:
Salaries and benefits	2,186,778	2,118,849	6,411,926	6,255,238
Net occupancy expense	725,162	665,035	2,109,184	1,885,163
Other	1,322,475	1,099,973	3,664,234	3,268,264

Total noninterest expense	4,234,415	3,883,857	12,185,344	11,408,665

Earnings before income tax expense (benefits)	(75,766)	310,527	394,694	1,392,521
Income tax expense (benefits)	(166,192)	(6,461)	(240,273)	160,347

Net earnings	$90,426	$316,988	$634,967	$1,232,174

Basic earnings per share	$0.04	$0.14	$0.28	$0.55
Diluted earnings per share	$0.04	$0.14	$0.28	$0.55
Basic weighted average shares outstanding	2,252,698	2,239,815	2,251,078	2,237,323

Diluted weighted average shares outstanding	2,259,767	2,246,461	2,258,147	2,243,969

Cash dividend per share	$0.08	$0.08	$0.23	$0.23

Statement of Comprehensive Income

Net earnings	$90,426	$316,988	$634,967	$1,232,174

Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) arising during the period	(157,301)	901,200	(299,010)	128,457
Reclassification adjustment for losses included in net earnings	143	—	106	184

Comprehensive income (loss)	$(66,732)	$1,218,188	$336,063	$1,360,815

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
Cash flows from operating activities
Net earnings	$634,967	$1,232,174
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	1,490,000	630,000
Depreciation of premises and equipment	992,540	826,626
Net amortization (accretion) of discount on investment securities	(796,266)	187,457
Loss on sales of investment securities available for sale, net	177	306
(Gain) loss on sale of other real estate	1,045	(28,016)
Writedown of other real estate	85,000	—
Stock-based compensation	21,307	4,268
Gain on disposal of equipment	(14,316)	(3,435)
(Increase) decrease in interest receivable	628,298	(381,906)
Decrease in other assets	243,236	326,072
Increase (decrease) in interest payable	(238,592)	161,569
Increase (decrease) in accrued expenses and other liabilities	(25,055)	542,215

Net cash provided by operating activities	3,022,341	3,497,330

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,032,513,350	104,585,075
Proceeds from sales of investment securities available for sale	12,492,231	16,958,673
Purchases of investment securities available for sale	(1,043,937,077)	(109,984,970)
Purchase of investment security held to maturity	(1,050,000)	—
Net increase in loans	(33,970,557)	(17,614,920)
Purchases of premises and equipment, net	(2,779,715)	(4,561,036)
Proceeds from sale of premises and equipment	23,600	16,238
Insurance claim received	—	1,038,775
Proceeds from sale of other real estate	113,279	173,016

Net cash used in investing activities	(36,594,889)	(9,389,149)

Cash flows from financing activities
Net decrease in deposits	(12,808,906)	(98,614)
Net increase (decrease) in securities sold under agreements to repurchase	20,562,196	(13,779,024)
Cash dividends	(506,328)	(561,758)
Proceeds from exercise of stock options	9,986	22,400
Proceeds from sale of common stock	6,732	—
Purchase of treasury stock	(63,019)	—
Proceeds from sale of treasury stock	93,515	125,530
Repayments of advances from FHLB Atlanta	(139,850)	(5,139,850)
Decrease in other borrowed funds	(444,540)	(345,526)

Net cash provided by (used in) financing activities	6,709,786	(19,776,842)

Net decrease in cash and cash equivalents	(26,862,762)	(25,668,661)

Cash and cash equivalents, beginning of period	54,119,315	51,204,246

Cash and cash equivalents, end of period	$27,256,553	$25,535,585

Supplemental disclosures
Cash paid during the period for:
Interest	$8,777,220	$10,103,455
Income taxes	83,171	94,454

Noncash transactions
Transfer of loans to other real estate through foreclosure	$4,610,674	$205,000
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

NOTE 2 — Net Earnings per Share
Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2008 and 2007. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three and nine month periods ended September 30, 2008 and 2007 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Diluted earnings per share	$0.04	$0.14	$0.28	$0.55

Weighted average common shares outstanding	2,252,698	2,239,815	2,251,078	2,237,323

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	7,069	6,646	7,069	6,646

Total weighted average common shares and potential common stock outstanding	2,259,767	2,246,461	2,258,147	2,243,969

NOTE 3 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30 ($ in thousands):

	September 30
	2008	2007
Balance at beginning of year	3,982	3,011

Provision charged to expense	1,490	630

Loans charged off	(2,361)	(355)

Recoveries	40	23

Balance at end of period	3,151	3,309

At September 30, 2008 and 2007, the amounts of nonaccrual loans were $6,488,722 and $6,980,236 respectively.
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
NOTE 5 — Stock Based Compensation
At September 30, 2008, the Corporation had two stock-based compensation plans, the 1998 Stock Option Plan and the 2007 Equity Incentive Plan, which are described more fully in Note 12 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2006, the Corporation adopted SFAS 123R, Share-Based Payment, whereby compensation cost is recognized for all stock-based payments based upon the grant-date fair value.

Stock Options
1998 Stock Option Plan
The following table represents stock option activity for the nine months ended September 30, 2008:

			Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	53,600	$14.38

Granted	—	—
Surrendered	—	—
Exercised	(634)	15.75

Options outstanding, end of period	52,966	14.36	2.9

Exercisable, end of period	50,966	14.83	2.7

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended September 30, 2008 and 2007, respectively.

	2008	2007
Aggregate intrinsic value of outstanding options	$48,461	$301,237

Aggregate intrinsic value of exercisable options	$48,461	$290,037
Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. were 170,400 at September 30, 2008. The Corporation does not intend to issue additional options under the 1998 Stock Option Plan.
2007 Equity Incentive Plan
The following table represents stock option activity for the nine months ended September 30, 2008:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	2,000	$18.50

Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	2,000	18.50	9.2

Exercisable, end of period	400	18.50	9.2

The shares outstanding and exercisable under the 2007 Equity Incentive Plan had no intrinsic value as of September 30, 2008 as the fair market value was equal to or less than the exercise price.
The Corporation did not issue any stock options during the nine months ended September 30, 2008.
Cash received from the exercise of stock options was $ 9,986 for the nine months ended September 30, 2008.
Restricted Stock
The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the nine months ended September 30, 2008:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares granted at beginning of period	5,626	$18.00

Granted	4,459	16.51
Surrendered	(505)	18.00
Vested	(2,620)	18.00

Shares granted at end of period	6,960	17.05

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 296,420 at September 30, 2008.
As of September 30, 2008, there was $117,290 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 3.3 years.
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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and reiterates that the results of distressed sales or forced liquidations are not determinative when measuring fair value. It emphasizes that when determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist. In some situations, multiple inputs from a variety of sources may provide the best evidence of fair value. The FSP also describes how the use of broker quotes should be considered when assessing the relevance of observable and unobservable inputs.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Corporation uses various methods including market, income and cost approaches. Based on these approaches, the Corporation often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and / or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Corporation utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•	Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, as well as U.S. Government and agency mortgage-backed debt securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Corporation’s available-for-sale securities are considered to be Level 2 securities.
Assets Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first nine months of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $7,997,804 as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Other Real Estate Owned
Other real estate assets acquired through or in lieu of foreclosure are held for sale and are initially recorded at the lower of cost or fair value. Any write-downs to fair value at the time of transfer to foreclosed assets are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. This valuation process would be considered Level 3, consisting of appraisals of real estate collateral. At September 30, 2008, the Corporation had $4,962,126 of other real estate owned.
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
The estimation of fair value and subsequent changes to fair value of investment securities, other real estate, repossessions and intangible assets can have a significant impact on the value of the Corporation, as well as have an impact on the recorded values and subsequently reported net income.
Changes in interest rates are the primary determining factor in the fair value of investment securities, and the value at which these assets are reported in the Corporation’s financial statements. Local economic conditions are often the key factor in the valuation of other real estate and repossessed assets. Changes in these factors can cause assets to be written down and have an impact on the financial results. The overall financial condition and results of operations of the banking unit is the primary determinant as to the value of recorded intangible assets.
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three and nine months ended September 30, 2008 and 2007, compared. This review should be used in conjunction with the consolidated financial statements included in the Form 10-Q.
Nine Months Ended September 30, 2008 and 2007, Compared
Summary
Net income for the nine months ended September 30, 2008 was $634,967, a decrease of $597,207, or 48.5%, from the same period in 2007. The primary reasons for the decrease were an increase in the provision for loan losses and increased operating expenses. Both of these items are discussed in detail below.
Net Interest Income
In comparison to the first nine months of 2007, total interest income in the 2008 period was $19,221,084, a decrease of $1,572,210 (7.6%). This decrease occurred during a period of significant rate reductions by the Federal Reserve, which produced declines in market rates. Specifically, the target Fed Funds rate was reduced to 2.00% at April 30, 2008 from 4.25% at December 31, 2007 and the prime rate declined to 5.00% from 7.25% during the same period. These decreases substantially reduced the interest rate charged on loans which are indexed to the prime rate or other market rates. Also contributing to the decline in interest income from loans was the level of nonaccrual loans that were carried during the 2008 period as compared to the same period in 2007. Although the amount of nonaccrual loans was approximately the same at September 30 of 2008 and 2007, the average for 2008 was much greater as the decline in economic activity did not begin until the third quarter of 2007. The effect of both of these factors was that the rate earned on loans for the 2008 period was 7.08% compared to 8.62% in the 2007 period. This revenue decline was partially offset by increased interest income on earning assets as average earning assets for the nine months ended September 30, 2008 were $56,000,000 higher than the average for the same period in 2007.

Total interest expense for the first nine months of 2008 was $8,538,628, a decrease of $1,726,396 (16.8%) as compared to the same period of 2007. The reduction in interest rates had a slower impact on the rate paid on interest bearing liabilities as time deposits maintain their rate until the rate can be adjusted at their maturity date. Additionally, the effect of lower rates was countered by the increase in interest bearing liabilities of $59,000,000 (18.4%) between the periods. On September 30, 2007, as planned, the Corporation redeemed the $4,000,000 of Trust Preferred Securities issued in 2002. This action had the effect of reducing both interest expense and the volume of Trust Preferred Securities outstanding.
Contributing to the increase in both earning assets and interest bearing liabilities was a large, temporary transaction, averaging approximately $20,000,000 for the first nine months of 2008, which was an accommodation to a core customer in which the customer had received funds that were to be used in its business over a six month period (“customer accommodation transaction”). The Bank held the majority of these funds in repurchase agreement accounts and invested in short term, liquid collateral at higher interest rates. The increases in both interest earning assets and interest bearing liabilities from this transaction have declined significantly as the customer has withdrawn the funds for their intended use. As a result of the current, unsettled economic environment, the customer, during the quarter, altered its funding strategy and is expected to occasionally make additional deposits in this account over the next four to six months, which would keep the asset level elevated for that period of time. This transaction affects several areas of the balance sheet and income statement and is further discussed in other sections of this report.
The result of the changes in interest income and interest expense is a net interest income for the first nine months of 2008 of $10,682,456, an increase of $154,186 from the 2007 period. The percentage net interest margin for the nine months ended September 30, 2008 decreased to 3.42% from 3.89% in the same period in 2007. The difference in timing of the effect of lower rates on the assets and liabilities and the increased asset size at lower spreads caused by the customer accommodation transaction discussed above are major factors in this reduction.
Provision for Loan Losses
The provision for loan losses totaled $1,490,000 for the first nine months of 2008 as compared to $630,000 for the same period in 2007, an increase of $860,000 or 136.5%. The increase to the Bank’s provision reflects the growth of the loan portfolio, historical and current loan losses, the current assessment of nonaccrual loans, and the general economy. For a further, detailed discussion of these changes see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income for the first nine months of 2008 was $3,387,582, an increase of $484,666 or 16.7% over the same period in 2007. Two factors are largely responsible for this increase. The first is the increase in service charges on deposits of $403,130, or 18.8%. The Bank undertook a review of its service charges in mid 2007 which resulted in increases to several of these fees to current market levels at that time. These adjustments together with the expanded number of market areas contributed to the increase in service charges. The second factor is the increase of other noninterest income of $100,762, or 17.2%. This increase in other noninterest income is primarily attributable to increases in income from financial services (trust, brokerage, and insurance) totaling $94,000.
Noninterest Expense
Total noninterest expense for the first nine months of 2008 was $12,185,344, an increase of $776,679, or 6.8%, compared to the same period of 2007. The increase is primarily the result of the Bank’s expansion into the Santa Rosa County, Florida and Baldwin County, Alabama markets. During the fourth quarter of 2007, new facilities were put into service in Summerdale and Spanish Fort, Alabama; and, Jay, Pace and Milton, Florida. Increases in personnel to staff the new facilities added to salary and benefit expense. The increases in operating expenses associated with these facilities produced an increase in occupancy expense of $224,021 to $2,109,184 as compared to the same nine month period in 2007. The increase was primarily comprised of depreciation on the new facilities and utilities used in their operation. Other expenses rose by $395,970 to $3,664,234. Legal expenses increased by $164,000, largely attributable to matters relating to a large nonaccrual loan. Additionally, a loss of $85,000 was incurred in the disposal of a parcel of foreclosed property. Insurance premiums paid to the Federal Deposit Insurance Corporation, or FDIC, increased $113,000.
Income Taxes
Earnings before taxes for the first nine months of 2008 were $394,694 as compared to $1,392,521 in the same period of 2007, a decrease of $997,827 or 71.7%. Income taxes for the period ended September 30, 2008 were a benefit of $240,273 compared to an expense of $160,347 for the same period in 2007.
Three Months Ended September 30, 2008 and 2007, Compared
Summary
Net earnings for the three months ended September 30, 2008 were $90,426, a decrease of $226,562, or 71.45% compared to the same period in 2007.
Net Interest Income
Total interest income was $6,396,427, a decrease of $482,219 or 7.0% for the third quarter of 2008 as compared to 2007. This was the result of the decreases in prevailing market rates described previously. Average loans continued to grow during the quarter and increased by $31.6 million compared with the same quarter in 2007. The average rate earned during the third quarter of 2008 was 5.99% as compared to 7.56% in 2007, reflecting the substantial reduction in interest rates experienced beginning in the first quarter of 2008.

Total interest expense for the third quarter of 2008 was $2,617,649, a decrease of $894,664, or 25.5%, compared to the same period in 2007. Average interest bearing liabilities for the third quarter increased approximately $69,583,000 to approximately $382,669,000 as compared to 2007 largely as the result of the customer accommodation transaction discussed above. The average rate paid decreased to 2.71% in 2008 as compared to 4.45% in 2007.
The net interest margin decreased to 3.61% for the third quarter of 2008, as compared to 3.81% for the same period in 2007. The reduction in the margin is a reflection of the reduction in the yield on loans that immediately reprice with movements in interest rates, with a slower reaction in the cost of funds as time deposits are repriced only as they reach maturity and are renewed. The effect of the temporary customer accommodation transaction is a reduction of the percentage net interest margin.
Provision for Loan Losses
The provision for loan losses totaled $750,000 for the third quarter of 2008 as compared to $240,000 for the same period in 2007. The increased level of both nonaccrual assets and charge offs experienced during the period are responsible for the increase. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.
Noninterest Income
Total noninterest income for the third quarter of 2008 was $1,129,871, an increase of $61,820 or 5.8%. The primary source of the increase was service charges on deposits, as they increased $78,253, or 9.7%, for the third quarter of 2008 as compared to 2007. This was primarily the result of increased activity as a result of the additional locations and increased instances of account overdrafts in a weakening economy.
Noninterest Expense
Total noninterest expense for the third quarter of 2008 was $4,234,415, an increase of $350,558, or 9.0%, compared to the same quarter of 2007. Salaries and benefits increased $67,929, or 3.2%, in the third quarter of 2008 as compared to the same quarter of 2007. Occupancy expense increased $60,127, or 9.0%, in the third quarter of 2008. Both of these increases were largely associated with the completion of the new branches discussed earlier that have staff and depreciation expenses in the current period that were not applicable in 2007. Other noninterest expense increased $222,502, or 20.2%, to $1,322,475 for the three months ended September 30, 2008. Increases in expenses associated with legal fees due to nonaccrual loans ($62,000), FDIC insurance costs ($61,000), communication expenses ($51,000), loan related expenses ($20,000), and data processing ($16,000) contributed to the higher level of noninterest expense for the quarter ended September 30, 2008.
Income Taxes
Earnings before taxes for the third quarter of 2008 were negative $75,766 as compared to $310,527 in the third quarter of 2007, a decrease of $386,293. Income taxes for the third quarter were a benefit of $166,192 as compared to a benefit of $6,461 for the same period in 2007.

Financial Condition and Liquidity
Total assets on September 30, 2008 were $464,105,469, an increase of approximately $6,804,000 or 1.5% from December 31, 2007. The increase was primarily attributable to the increased repurchase agreements of approximately $20,562,000 and the result of the customer accommodation transaction described above. The ratio of loans (net of allowance) to deposits plus repurchase agreements on September 30, 2008 was 69.7% as compared to 64.2% on December 31, 2007.
Cash and Cash Equivalents
Cash and cash equivalents as of September 30, 2008 totaled $27,256,553, a decrease of approximately $26,863,000, or 49.6%, from December 31, 2007. The decrease was caused by a $36,000,000 reduction of a seasonal, public funds deposit held at December 31, 2007, which was partially offset by the customer accommodation transaction discussed previously.
Investment Securities — Available-for-sale
Securities available-for-sale totaled $111,175,113, a decrease of approximately $771,000, or 0.7%, over the first nine months of 2008.
Investment Securities — Held-to-maturity
Securities held-to-maturity totaled $1,050,000, as the bank purchased a single security in September 2008 and classified it as held-to-maturity.
Loans
Net loans were $291,025,684, an increase of $27,869,883 or 10.6% at September 30, 2008, from December 31, 2007. This growth is a result of the increased presence in the new, higher growth markets and the strategic hires in 2007 of several commercial loan officers, who are now beginning to generate additional loan requests and approvals.
Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate on the majority of the portfolio and the difference between the loan balance and the fair value for loans that are considered to be impaired. A loan is considered impaired when it is 1) probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreements or 2) the loan terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in nonaccrual loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the cost of monetizing. Net charged-off loans for the first nine months of 2008 were approximately $2,321,000, as compared to approximately $332,500 for the same period in 2007. The loans charged off during the first nine months are among those previously identified as a nonaccrual loan by management in accordance with regulatory guidance pertaining to the allowance for loan losses. The foreclosure on one previously identified, nonaccrual loan caused approximately $1,500,000 of the net charge-offs experienced in the first nine months and resulted in approximately $1,500,000 being moved from loans to other real estate owned.
The Corporation has procedures in place to identify and deal with problem loans and potential problem loans. It is the goal of the Corporation to identify any problems, to develop and execute strategies to deal with those identified and establish reserves to deal with identified and historic shortfalls. Although reserves may be considered appropriate at a point in time, future events may change the ability of a borrower to pay or the underlying value of collateral. As of September 30, 2008, the reserve level of $3,150,997 is considered to be appropriate considering the reserves allocated on specifically identified credits and a general allowance based on historic losses adjusted as noted above. This reserve level is equivalent to 1.07% of gross loans. The Corporation will continue to monitor closely the condition of the portfolio and, in the current, uncertain economy, continue with its program to strengthen the level of reserves.
The amount of impaired loans determined under SFAS No. 114 and 118 has been considered in the summary of non-performing assets below. These credits were considered in determining the adequacy of the allowance for loan losses and are regularly monitored for changes within a particular industry or general economic trends, which could cause the borrowers financial difficulties. At September 30, 2008 the Bank had $8,122,755 of nonaccrual and restructured loans, compared to $11,710,174 at December 31, 2007.

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at September 30, 2008 and December 31, 2007. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		September 30,	December 31,
		2008	2007
		(Dollars in Thousands)
	Description

A	Loans accounted for on a nonaccrual basis	$6,489	$11,079

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	22	26

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower	1,634	54

D	Other non-performing assets (ORE)	4,962	551

	Total	$13,107	$11,710

Premises and Equipment
Premises and equipment increased $1,777,891 during the first nine months of 2008 as the Loxley branch facility was placed in service on September 15, 2008 and construction continued on the Milton, Florida permanent office. The approximate amount anticipated to complete these projects was $700,000 as of September 30, 2008.
Intangible Assets
As of September 30, 2008 and December 31, 2007, the Corporation had recorded $934,763 in intangible assets.
Florida Charter — On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At September 30, 2008, the Corporation operated three branch offices in Florida.
Internet Domain Address — On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.
For the three and nine months ended September 30, 2008 no impairment was recorded related to the intangible assets.
Deposits
Total deposits decreased approximately $12,809,000, or 3.5%, at September 30, 2008 from December 31, 2007, including decreases of approximately $1,810,000 in non-interest bearing deposits and approximately $10,999,000 in interest bearing deposits. The change in deposits has several components. A large public funds depositor has a seasonal deposit relationship, consistent with the collection and disbursement of property taxes, which has deposits increasing to a high balance in December and then declining in the first quarter. The change associated with this relationship between December, 2007 and September, 2008 was a reduction of approximately $36,000,000. This decline was offset by: deposits from a new public funds relationship of approximately $10,000,000 and core deposit increases of approximately $12,000,000 attributable to growth throughout the branch network in the normal course of business.
Repurchase Agreements
Securities sold under agreements to repurchase increased $20,562,196 to $61,766,047, or 49.9%, as compared to the balance of $41,203,851 as of December 31, 2007. This increase is attributable to the Bank’s customer accommodation transaction, as described more fully in Net Interest Income above.
Liquidity
One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds. Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation utilizes short-term financing through the purchase of federal funds, and maintains a borrowing relationship with the Federal Reserve Bank to provide liquidity. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at September 30, 2008 is considered adequate by management.
Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on September 30, 2008, was $31,819,145, a decrease of $102,245, or 0.3%, from December 31, 2007. This net decrease is a combination of current period earnings offset by a decrease in unrealized gains on securities available for sale.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with Trust Preferred Securities qualifies as Tier 1 capital. At September 30, 2008, Trust Preferred Securities included in Tier 1 capital totaled $10 million bringing total regulatory Tier 1 capital to $41,061,181. This results in a risk based capital ratio of 12.88%.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its Bank to maintain minimum total capital (Total Risk-Based Capital) of at least 8% of risk-weighted assets, minimum core capital (Tier I Risk-Based Capital) of at least 4% of risk-weighted assets, and a minimum leverage ratio of at least 4% of average assets. Management believes, as of September 30, 2008 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2008, the most recent notification from the appropriate regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk Based Capital, Tier I Risk-Based Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

		Well
	September 30,	Capitalized
	2008	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	12.88%	N/A
Tier 1 risk-based capital	11.96	N/A
Leverage Ratio	8.91	N/A

United Bank
Total risk-based capital	12.70%	10.00%
Tier 1 risk-based capital	11.78	6.00
Leverage ratio	8.50	5.00

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
Under the Troubled Asset Relief Program Capital Purchase Program (“TARP”), adopted pursuant to the Emergency Economic Stabilization Act of 2008, the Department of Treasury will make up to $250 billion available to U.S. financial institutions. The Corporation is evaluating its eligibility for, and the desirability of participating in, the TARP.
Off-Balance Sheet items
The Bank is a party to financial obligations with off-balance sheet risk in the normal course of business. The financial obligations include commitments to extend credit, standby letters of credit issued to customers, and standby letters of credit issued to the Bank by Federal Home Loan Bank of Atlanta (“FHLB”), which are pledged as collateral to insure public deposits held in the SAFE Program of the Alabama State Treasurer.
The following table sets forth the off-balance sheet risk of the Bank as of September 30, 2008.

September 30,
2008
Commitments to extend credit	$29,447,000
Standby letters of credit	1,617,277
FHLB letters of credit to United Bank	5,000,000

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
The Corporation engaged consultants to assist the Corporation in establishing its process for evaluation of internal controls in anticipation of the upcoming effectiveness of regulations under Section 404 of the Sarbanes-Oxley Act of 2002. There was no change in the Corporation’s internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 6. Exhibits
(a)	Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank mailed November 10, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
Date: November 12, 2008	/s/ Robert R. Jones, III
Robert R. Jones, III
President and CEO

/s/ Allen O. Jones, Jr.
Allen O. Jones, Jr.
Senior Vice President and CFO

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of United Bank mailed November 10, 2008