Form 10-K
period 2008-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2009-03-27
CIK 704561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission File No. 000-25917
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 27, 2009 was $29,899,524 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 27, 2009
Class A	$.01	2,234,711 Shares*
Class B	$.01	0 Shares

*	Excludes 153,839 shares held as treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

PART I
ITEM 1. BUSINESS
Forward-Looking Statements
When used or incorporated by reference herein, the words “anticipate”, “estimate”, “expect”, “project”, “target”, “goal”, and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below under “Risk Factors” and elsewhere herein, as well as the possibilities of (i) increases in competitive pressures in the banking industry, particularly with respect to community banks; (ii) costs or difficulties in generating deposits or loans to counter cost increases resulting from the recent increase in the number of Bank offices; (iii) general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in deterioration in loan demand, credit quality and/or borrower liquidity, among other things; (iv) changes which may occur in the regulatory environment, including but not limited to changes with respect to recent legislation discussed under “Supervision, Regulation and Government Policy” below; and (v) large and/or rapid changes in interest rates. These forward-looking statements speak only as of the date they are made. The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Bank’s expectations with regard to any change in events, conditions or circumstances on which any such statement is based.
United Bancorporation of Alabama, Inc. and United Bank
United Bancorporation of Alabama, Inc. (the “Corporation”) is a one-bank financial holding company, with headquarters in Atmore, Alabama. The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama (“Atmore”) and Peoples Bank, Frisco City, Alabama (“Peoples”). Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City (“Frisco City”), also a wholly-owned subsidiary of the Corporation, in late 1982. Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply “United Bank.”
The Corporation and its subsidiary, United Bank (herein “United Bank” or the “Bank”), operate primarily in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from seventeen full service banking offices located in Atmore (2 offices), Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette (2 offices), Silverhill, Magnolia Springs, Spanish Fort, Summerdale, and Loxley, Alabama, and in Jay, Pace and Milton, Florida. Additionally, a loan production office is located in Loxley, Alabama.
United Bank offers a broad range of banking services. Services to business customers include providing remote deposit capabilities, checking accounts, money market deposit accounts, time deposit accounts, repurchase agreements, and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa multi-purpose, and nationally recognized credit card service. The Bank also offers internet banking, bill pay and access to online brokerage services at its web site, www.unitedbank.com. The Bank also owns an insurance agency, United Insurance Services, Inc., which opened and began business in 2001.

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
Employees — The Corporation and its subsidiary had approximately 189 full-time equivalent employees at December 31, 2008. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.
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
When the Corporation received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program on December 23, 2008 (see Note 9 to the Consolidated Financial Statements), the Corporation became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends Related to the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment, unless Treasury’s investment is redeemed prior thereto.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) recapitalized the BIF and included numerous revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2008, the Bank was “well capitalized” and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.
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
In response to the recent financial crisis, the United States government passed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008, which provides the United States Department of the Treasury (the “Treasury”) with broad authority to implement certain actions intended to help restore stability and liquidity to the U.S. financial markets.
The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2009. Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.
The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates to adjust for an institution’s risk beginning in the second quarter of 2009 and there after, and as necessary to implement emergency special assessments to maintain the deposit insurance fund.
In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.
Pursuant to the EESA, the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions under the Troubled Asset Relief Program (the “TARP”). On October 14, 2008, the Treasury announced it would initially purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”) of up to $350 billion of the $700 billion authorized under the TARP legislation. The CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation applied for and received $10.3 million in the CPP.
Entities that participate in the CPP must comply with certain limits on executive compensation and various reporting requirements. These restrictions include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; (3) prohibiting the financial institution from making any payment which would be deemed to be a golden parachute based on the Internal Revenue Code provision, to a senior executive; and (4) restricting deductions for tax purposes for executive compensation in excess of $500,000 for each such senior executive. The CEO and board compensation committee must certify annually that the institution and the board compensation committee have complied with such standards. In addition, the CEO and the board compensation committee must certify, within 120 days and annually of receiving financial assistance, that the compensation committee has reviewed the senior executives’ incentive compensation arrangements with the senior risk officers to ensure that these arrangements do not encourage senior executives to take unnecessary and excessive risks that could threaten the value of the financial institution.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which has two components: the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program any participating depository institution is able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. Under the Debt Guarantee Program, qualifying unsecured senior debt issued by a participating institution can be guaranteed by the FDIC. The Corporation and the Bank chose to participate in both components of the FDIC Temporary Liquidity Guaranty Program.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy and is a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of $787 billion. The impact that ARRA may have on the U.S. economy, the Corporation and the Bank cannot be predicted with certainty.
As of early 2009, additional legislation has been promulgated or is pending under EESA, which is intended to provide, among other things, an injection of more capital from Treasury into financial institutions through the Capital Assistance Program, establishment of a public-private investment fund for the purchase of troubled assets, and expansion of the Term Asset-Backed Securities Loan Facility to include commercial mortgage backed-securities. It is anticipated that legislation reshaping the regulatory landscape could be proposed in 2009, though it is not possible to predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Corporation or the Bank. New legislation or changes to existing laws or regulations likely will result in a greater compliance burden and therefore generally increases the cost of doing business.

Selected Statistical Information — The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2008, 2007 and 2006. Averages referred to in the following statistical information are generally average daily balances.
Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation’s interest-earning assets and interest-bearing liabilities.

	(Dollars in Thousands)
		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2008
Loans, net (1)	$287,491	$19,718	6.86%
Taxable securities available for sale	84,813	3,063	3.61%
Tax exempt sec available for sale (2)	33,903	1,360	6.08%
Federal funds sold and repurchase agreements	9,204	179	1.94%
Interest-bearing deposits with other financial institutions	14,766	359	2.43%

Total interest-earning assets	$430,177	$24,679	5.90%

Saving deposits and demand deposits interest-bearing	$99,969	$1,429	1.43%
Time deposits	194,524	7,944	4.08%
Repurchase agreements	68,257	834	1.22%
Other borrowed funds	12,648	672	5.31%

Total interest-bearing liabilities	$375,398	$10,879	2.90%

Net interest income/net yield on interest earning assets		$13,800	3.37%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2007
Loans, net (1)	$251,348	$21,195	8.43%
Taxable securities available for sale	73,682	3,662	4.97%
Tax exempt sec available for sale (2)	35,750	1,428	6.05%
Federal funds sold and repurchase agreements	5,230	258	4.93%
Interest-bearing deposits with other financial institutions	12,832	667	5.20%

Total interest-earning assets	$378,842	$27,210	7.38%

Saving deposits and demand deposits interest-bearing	$90,123	$2,052	2.28%
Time deposits	174,009	8,407	4.83%
Repurchase agreements	40,909	1,708	4.18%
Other borrowed funds	18,318	1,396	7.62%

Total interest-bearing liabilities	$323,359	$13,563	4.19%

Net interest income/net yield on interest earning assets		$13,647	3.80%

		Interest Income	Average Rates
		Interest Income	Average Rates
2006	Average Balance	Expense	Earned Paid
Loans, net (1)	$242,431	$20,815	8.59%
Taxable securities available for sale	43,275	2,112	4.88%
Tax exempt sec available for sale (2)	31,870	1,262	6.00%
Federal funds sold and repurchase agreements	8,535	434	5.08%
Interest-bearing deposits with other financial institutions	10,369	427	4.12%

Total interest-earning assets	$336,480	$25,050	7.64%

Saving deposits and demand deposits interest-bearing	$79,120	$1,197	1.51%
Time deposits	143,241	5,846	4.08%
Repurchase agreements	41,745	1,661	3.98%
Other borrowed funds	16,380	1,052	6.42%

Total interest-bearing liabilities	$280,486	$9,756	3.48%

Net interest income/net yield on interest earning assets		$15,294	4.74%

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2008, 2007, and 2006.
Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.
(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance as to
2008	2007		2008	2007	Variance	Rate	Volume
$287,491	$251,348	Loans (Net)	$19,718	$21,195	$(1,477)	$(3,942)	$2,465
84,813	73,682	Taxable Securities AFS (1)	3,063	3,662	(599)	(1,075)	476
33,903	35,750	Tax Exempt Securities AFS (2)	1,359	1,428	(69)	38	(107)
9,204	5,230	Fed Funds Sold	179	258	(79)	(220)	141
14,766	12,832	Interest Bearing Deposits	359	667	(308)	(784)	476

$430,177	$378,842	Total Earning Assets	$24,678	$27,210	$(2,532)	$(5,983)	$3,451

		Savings and Interest Bearing
$99,969	$90,123	Demand Deposits	$1,429	$2,052	$(623)	$(910)	$287
194,524	174,009	Time Deposits	7,944	8,407	(463)	(790)	327
68,257	40,909	Repurchase Agreements	834	1,708	(874)	(1,620)	746
12,648	18,318	Other Borrowed Funds	672	1,396	(724)	(271)	(453)

$375,398	$323,359	Total Interest Bearing Liabilities	$10,879	$13,563	$(2,684)	$(3,591)	$907

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2008, 2007, and 2006.
Analysis of Changes in Interest Income and Interest Expense — The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.
(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance as to
2007	2006		2007	2006	Variance	Rate	Volume
$251,348	$242,431	Loans (Net)	$21,195	$20,815	$380	$(368)	$748
73,682	43,275	Taxable Securities AFS (1)	3,662	2,112	1,550	122	1,428
35,750	31,870	Tax Exempt Securities AFS (2)	1,428	1,262	166	20	146
5,230	8,535	Fed Funds Sold	258	434	(176)	(12)	(164)
12,832	10,369	Interest Bearing Deposits	667	427	240	97	143

$378,842	$336,480	Total Earning Assets	$27,210	$25,050	$2,160	$(141)	$2,301

		Savings and Interest Bearing
$90,123	$79,120	Demand Deposits	$2,052	$1,197	$855	$312	$543
174,009	143,241	Time Deposits	8,407	5,846	2,561	1,368	1,193
40,909	41,745	Repurchase Agreements	1,708	1,661	47	78	(31)
18,318	16,380	Other Borrowed Funds	1,396	1,052	344	138	205

$323,359	$280,486	Total Interest Bearing Liabilities	$13,563	$9,756	$3,807	$1,896	$1,910

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2007 and 2006.
Investments — The investment policy of United Bank provides that funds not otherwise needed to meet the loan demand of United Bank’s market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. The Bank has identified that it will maintain a core investment portfolio, not needed to meet liquidity requirements, which will be accounted for as Held-to Maturity and, under this accounting, will reduce the volatility of total capital. The Bank will establish limits as to the holdings in this portfolio. At the time of purchase, the Bank designates whether a particular security will be accounted for as Held-to-Maturity or Available-for-Sale. The ratio of total loans to the sum of deposits and repurchase agreements as of December 31, 2008 was 56.75%. As discussed in Management’s Discussion and Analysis, a large deposit ($60 million) was made in late December which causes a temporary distortion of this ratio. When the effects of this deposit are eliminated, the ratio at year end was 64.61%. Growth in the loan portfolio is impacted by among other things, general economic conditions, the ability to accurately determine the current and future value of collateral and the availability of loans meeting the Bank’s credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, repurchase agreement growth, and reallocation of maturing investments. Management, in an effort to contain interest rate risk, will make use of longer term Out of Market CD’s and term FHLB advances to fund fixed rate loans with maturities in excess of one (1) year.
Securities Portfolio — The Bank’s investment policy, as approved by the Board of Directors, dictates approved types of securities and the conditions under which they may be held. Attention is paid to the maturity and risks associated with each investment. The distribution reflected in the tables below could vary with economic conditions, which could shorten or lengthen maturities. Management believes the level of credit and interest rate risks inherent in the securities portfolio is low.
The following table sets forth the distribution of contractual maturities of investment securities available for sale and their associated yields:
Maturity Distribution of Investment Securities Available for Sale
December 31, 2008, 2007, and 2006
(Dollars in Thousands)

	2008		2007		2006
US Government Agencies excluding Mortgage Backed securities
Within one year	$16,520	0.99%	$22,434	4.28%	$29,457	5.40%
1-5 years	7,662	4.63%	14,236	4.73%	12,869	4.48%
5-10 years	15,371	5.35%	21,943	5.49%	11,785	5.48%
After 10 years	—	—	1,002	5.75%	1,000	5.75%

Total	$39,553	3.39%	$59,615	4.86%	$55,111	5.21%

Mortgage Backed Securities
Within one year	$170	3.23%	$728	3.60%	$—	—
1-5 years	4,302	3.93%	2,356	4.05%	3,980	4.02%
5-10 years	1,519	4.57%	4,620	4.05%	6,000	4.05%
After 10 years	6,860	4.57%	9,208	4.74%	11,435	4.66%

Total	$12,851	4.35%	$16,912	4.44%	$21,415	4.37%

State & Municipal (1)
Within one year	$1,460	3.51%	$469	4.06%	$591	2.52%
1-5 years	7,063	3.88%	6,318	3.90%	5,169	3.88%
5-10 years	13,118	4.08%	14,160	4.02%	12,407	4.09%
After 10 years	11,481	4.03%	14,471	4.02%	14,482	4.01%

Total	$33,122	3.99%	$35,418	4.00%	$32,649	3.99%

Totals	$85,526	4.52%	$111,945	4.52%	$109,175	4.68%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2008, 2007 and 2006.

The following table sets forth the distribution of maturities of investment securities held to maturity as of December 31, 2008 and their associated yields (no securities were classified as held to maturity as of December 31, 2007 and 2006, respectively):
Maturity Distribution of Investment Securities Held to Maturity
December 31, 2008
(Dollars in Thousands)

	2008
US Government Agencies excluding Mortgage Backed securities
Within one year	$—	—
1-5 years	3,050	4.34%
5-10 years	3,000	4.48%
After 10 years	—	—

Total	$6,050	4.41%

Other Domestic Debt Securities
Within one year	$—	—
1-5 years	500	5.25%
5-10 years	—	—
After 10 years	—	—

Total	$500	5.25%

Totals	$6,550	4.47%

Relative Lending Risk — United Bank serves both rural and suburban markets. The rural market is composed primarily of lower to middle income families. The rural market economy is heavily influenced by timber and agricultural production. The suburban market is faster growing, more commercial and is composed of a higher income mix than the rural market. The Bank’s loan portfolio mix is reflective of these markets. The Bank’s ratio of loans to assets or deposits is comparable to its peer banks serving similar markets.
The risks associated with the Bank’s lending are primarily interest rate risk, credit risks from economic conditions and concentrations of a loans secured by particular types of collateral or in a particular geographic area.
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
Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank’s loan maturity distribution reflects 40.2% of the portfolio maturing in one year or less. In addition, 44.04% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate increases.
Credit risk results from the inability of the borrower to repay the principal and interest on the loan. This inability could result from loss of employment, reduction in liquidity from adverse market movements or adverse changes in the cash flow from the business being financed.

The majority of all types of loans offered by the Bank are collateralized. Concentrations in loans secured by a particular type of collateral increase the Bank’s exposure to reductions in value of that collateral type. Additionally, the ability to accurately determine the value of any collateral currently, and over time, has an impact on the management of the portfolio of loans.
Loan concentrations present different risk profiles depending on the type of loan. Regardless of the type of loan, the repayment ability of the borrower and the value of any collateral are important considerations in a loan decision. The loan policy, as approved by the Board of Directors of the Bank, establishes collateral guidelines for each type of loan.
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
Real estate loans, whether they are construction or mortgage, historically have had lower delinquency rates than other types of loans in the portfolio. This is no longer the case with the change in the real estate market. The Bank makes very few long term, fixed rate mortgage loans; however, it does offer loans with repayment terms based on amortization of up to 30 years with balloon payments of principal at a shorter term, such as three or five years. The Bank also offers several different long-term mortgage programs provided by third party processors.
Installment loans are generally collateralized. Given the small dollar exposure on each loan, the risk of a significant loss on any one credit is limited. Pricing and close monitoring of past due loans enhance the Bank’s returns from this type of loan and minimize risks.
The average loan in the loan portfolio at December 31, 2008 was $67,220, an increase of $2,002 from the 2007 level.

LOAN PORTFOLIO MATURITIES
Maturities and loan re-pricing indices in the Corporation’s loan portfolio are as follows:
Remaining Maturity
December 31, 2008
(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total
Real estate — construction	$36,062	$16,037	$551	$52,650
Real estate — mortgage 1-4 family	11,255	37,365	4,057	52,677
Real estate — commercial	11,528	33,498	3,270	48,296
Real estate — other	9,506	24,850	3,655	38,011
Agricultural	8,000	3,431	594	12,025
Commercial	26,258	25,864	5,419	57,541
Other loans	9,786	8,647	147	18,580

Totals	$112,395	$149,692	$17,693	$279,780

Variable Rate Loans by Re-pricing Index
(Dollars in Thousands)

	Prime	LIBOR	Other	Total
Real estate — construction	$41,290	$2,225	$—	$43,515
Real estate — mortgage 1-4 family	18,784	—	—	18,784
Real estate — commercial	13,873	3,169		17,042
Real estate — other	15,460		425	15,885
Agricultural	4,219			4,219
Commercial	21,230	2,718	—	23,948
Other loans	2,334	—	—	2,334

Totals	$117,190	$8,112	$425	$125,727

For additional information regarding interest rate sensitivity see INTEREST RATE RISK included in Item 1A below.
Non-performing Assets — Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note’s effective interest rate, or, if the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impaired loans are covered by the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. At December 31, 2008, the Bank had identified 34 impaired loans (as defined by FAS 114) aggregating $21,149,317 compared with 10 impaired loans totaling $11,710,174 as of December 31, 2007. Of the loans identified as impaired as of December 31, 2008, specific reserves were deemed necessary on 18 loans totaling $14,431,827 and reserves in the amount of $1,577,292 or 10.93% were allocated. Of the loans with specific reserves as of December 31, 2008, four commercial real estate loans accounted for $10,313,510.
Of the loans impaired as of 2007, $1,900,000 was charged off against the allowance (one loan accounted for $1,500,000 of this amount), $5,000,000 was foreclosed and recorded as ORE, $1,400,000 was repaid and two loans totaling $2,700,000 are included in the 2008 impaired totals.
The following table sets forth the Corporation’s non-performing assets at December 31, 2008, 2007, and 2006. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when the ability to collect the principal and interest is in doubt or when principal and interest is 90 days or more past due, unless, after analysis, it is determined that the interest is well secured and in the process of collection. Credit cards continue to accrue interest.

	Descriptions	2008	2007	2006

A	Loans accounted for on a nonaccrual basis	$14,700	$11,079	$1,570

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	28	26	9

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	1,106	54	197

D	Other non-performing assets	5,524	551	621

	Total	$21,358	$11,710	$2,397

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $862,019, $685,398 and $123,917 for 2008, 2007, and 2006 respectively. All of the assets in (D) above at the end of 2008, 2007, and 2006 were other real estate owned (ORE).
There may be additional loans in the Bank’s portfolio that may become classified or impaired as conditions continue to change. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations — On December 31, 2008, the Bank had $47,599,289 of agriculture related loans as compared to $40,792,171 and $36,937,617 in 2007 and 2006, respectively. Real estate construction and 1-4 family residential mortgage loans were $52,649,854 and $52,676,766 respectively in 2008 and $68,699,154 and $41,738,820 respectively in 2007 and 2006.
Summary of Loan Loss Experience
(Dollars in Thousands)

	2008	2007	2006
Average amount of loans outstanding, net	$287,491	$251,348	$242,431

Allowance for loan losses beginning January 1	$3,981	$3,011	$3,028

Loans Charged off:
Commercial, financial and agriculture	(2,422)	(226)	(960)
Real estate — mortgage	(68)	—	—
Installment loans to individuals	(265)	(213)	(95)

Total Charged off	(2,755)	(439)	(1,055)

Recoveries during the period Commercial, financial and agriculture	30	12	35
Real estate — mortgage	—	—	—
Installment loans to individuals	35	17	45

Total Recoveries	65	29	80

Loans Charged off, net	(2,690)	(410)	(975)
Other Adjustments	—	—	(102)
Additions to the allowance charged to operations	2,300	1,380	1,060

	$3,591	$3,981	$3,011

Ratio of net charge offs during the period to average loans outstanding	0.94%	0.16%	0.40%
Of the $2,422,000 commercial, financial and agriculture loans charged off in 2008, $1,900,000 resulted from the resolution of loans identified as impaired at December 31, 2007. (One loan accounted for $1,500,000 of the total.)
Allowance for Loan Losses — The allowance for loan losses is maintained at a level which, in management’s opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount and trend of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions and the current portfolio mix. The amount charged to the provision is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.
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
Management believes that the allowance for loan losses at December 31, 2008 is appropriate given past experience and the underlying strength of the loan portfolio.
The table below reflects an allocation of the allowance for the years ended December 31, 2008, 2007, and 2006. The allocation represents an estimate for each category of loans based upon historical experience and management’s judgment.

	(Dollars In Thousands)
				Percentage of Loans to
	Allowance			Total Loans
	2008	2007	2006	2008	2007	2006
Commercial, financial and agricultural	$1,618	$2,964	$2,173	56.4%	53.5%	54.2%
Real estate — construction	1,777	336	116	18.8%	25.7%	24.2%
Real estate — mortgage 1-4 family	64	554	563	18.8%	15.6%	15.4%
Installment loans to individuals	132	127	159	6.0%	5.2%	6.2%

Total	$3,591	$3,981	$3,011	100.0%	100.0%	100.0%

At December 31, 2007, the majority of loans identified as impaired were classified as commercial, financial and agricultural. As discussed above, these loans were dealt with through charge off, foreclosure or collection during 2008. After detailed analysis, the loans identified as impaired at December 31, 2008 and the related reserves were classified as indicated on the above table.

Delinquent Loan Policy — Installment loans are placed on nonaccrual when the loan is three payments past due. Single-date maturity notes are placed on nonaccrual status when such notes are delinquent for 90 days. Delinquent commercial loans are placed on nonaccrual status when the loan is 90 days past due or when a loan is determined to be impaired. After analysis and review, a loan that is 90 days past due may return to accrual status if collection of interest is well secured. Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank.
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
DEPOSITS
(Dollars in Thousands)
The following table sets forth the average amount of deposits for the years 2008, 2007, and 2006 by category.

	Average			Average
	Deposits			Rate Paid
	2008	2007	2006	2008	2007	2006
Noninterest-bearing demand deposits	$63,234	$60,446	$63,833	0%	0%	0%

Interest — bearing Demand	82,357	71,593	57,613	1.68%	2.80%	1.98%
Savings	17,612	18,530	21,507	0.24%	0.25%	0.25%
Time	194,524	174,009	143,241	4.08%	4.83%	4.08%

	$294,493	$264,132	$222,361	3.18%	3.96%	3.17%

The following shows the amount of time deposits outstanding at December 31, 2008, classified by time remaining until maturity.

	$100,000 or Greater
	Certificates of	Other Time
	Deposit	Deposits
Maturity
Three months or less	$27,046	$38,166
Three to six months	11,966	25,340
Six to twelve months	26,748	25,135
Twelve months or more	15,961	24,861

Totals	$81,721	$113,502

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.
(Dollars in Thousands)

	Maximum Outstanding	Average	Average interest	Ending	Average interest
	at any month end	balance	rate	balance	rate at year end

2008

Securities sold under agreements to repurchase	$108,160	$68,257	1.22%	$1,861	0.00%

Other short term borrowings	$661	$663	1.59%	$496	0.19%

2007

Securities sold under agreements to repurchase	$60,504	$40,909	4.18%	$41,204	3.34%

Other short term borrowings	$1,044	$422	6.09%	$692	1.02%

2006

Securities sold under agreements to repurchase	$47,133	$41,745	3.98%	$44,410	4.17%

Other short term borrowings	$872	$362	5.25%	$857	3.49%

Return on Equity and Assets — The following table shows the percentage return on equity and assets, the dividend pay-out ratio, and the ratio or average equity to average assets of the Corporation for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006

Return on average assets	0.11%	0.23%	0.84%

Return on average equity	1.67%	3.28%	11.08%

Dividend pay-out ratio	125.00%	65.22%	21.43%

Ratio of average equity to average assets	7.35%	7.12%	7.55%
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
Capital Risk
The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation anticipates that capital resources will satisfy these requirements in the near term. However, the Corporation may need to raise additional capital to support growth or for other needs. The ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are beyond the Corporation’s control, as well as on the Corporation current and anticipated financial performance. Accordingly, there can be no assurances as to the Corporation’s ability to raise additional capital, if needed, on favorable terms or at all. In the event the Corporation is unable to raise capital when needed, its ability to further expand operations through internal capital generation (net earnings) and acquisitions could be impeded. In this case or should the Corporation identify a need for additional capital or a need to preserve capital, a reduction in or suspension of the dividend may be advisable.
The Corporation is a participant in the Capital Purchase Program (CPP) from the United States Treasury. Under this program, the Corporation sold to the Treasury, preferred shares and a warrant that is convertible into common stock of the Corporation. Should the common stock warrants be converted, the impact of the conversion would be a dilutive effect on the current shareholders and would result in an additional 104,040 shares being issued representing 4.36% of the 2,388,125 outstanding at December 31, 2008. When the Corporation received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program on December 23, 2008 (see Note 9 to the Consolidated Financial Statements), the Corporation became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends Related to the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.
Interest Rate
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
INTEREST RATE SENSITIVITY*
Interest Rate Sensitivity Analysis
Year Ended December 31, 2008

	Ending Balances	Down 200	Up 200
	as of 12/31/08	Basis Points	Basis Points
Earning Assets:
Cash & Short-term Investments	$143,758,602	-51.36%	347.47%
Investment securities, taxable	59,426,555	-9.72%	14.22%
Investment securities, tax-exempt	33,540,244	-7.02%	4.38%
Loans	276,188,318	-11.82%	17.57%

Total Assets	$512,913,719	-12.01%	23.04%

Interest Bearing Liabilities:
Interest Bearing Deposits	$123,631,633	-23.35%	58.32%
Certificates of Deposit less than $100,000	110,196,452	-24.60%	33.60%
Certificates of Deposit greater than $100,000	85,044,401	-21.74%	29.63%

Total Interest Bearing Deposits	318,872,486	-23.32%	35.45%

Federal funds sold & securities purchased under agreement to resale	1,861,237	0.00%	0.00%
Federal Home Loan Bank borrowings	2,105,471	2.35%	16.10%

Total Purchased Funds	3,966,708	2.35%	16.10%

Total Liabilities	$322,839,194	-23.01%	35.21%

Net Interest Income		-6.54%	16.98%

*	Information pertains to the Bank only

As shown in the table above, the Corporation is interest rate sensitive, especially in a downward rate environment. A 200 basis point decline in interest rates would cause a 6.54% decline in net interest income; while a similar increase in interest rates would yield a 16.98% increase in net interest income. The comparable sensitivities at the end of 2007 were a decline in net interest income of 7.55% in a 200 basis point decline and an increase of 5.08% in a similar increase of rates. This effect is due to the Corporation’s mix of variable and fixed rate loans, interest bearing deposits, and borrowed funds. The Corporation took steps during 2008 to reduce the Corporation’s interest rate sensitivity. These steps included placing interest rate floors on variable rate loans, pre-investment of maturities in the investment portfolio, and changes in the repricing strategy for certificates of deposit.
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
Government Regulation and Supervision
The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Bank is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Bank’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Bank to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers. As a participant in the Treasury’s Capital Purchase Program, the Corporation is subject to additional Regulation as regards executive compensation and any additional items as may be required in the future. See “Supervision, Regulation and Government Policy” in Item 1.
Attracting and Retaining Skilled Personnel
Attracting and retaining key personnel is critical to the Bank’s success, and difficulty finding qualified personnel could have a significant impact on the Bank’s business due to the lack of required skill sets and years of industry experience.
Local Economic Conditions
The Bank’s success depends primarily on the general economic conditions of the specific local markets in which the Bank operates. Unlike larger national or other regional banks that are more geographically diversified, the Bank provides banking and financial services to customers primarily in Escambia, Monroe, and Baldwin County, Alabama, and Santa Rosa County, Florida. The local economic conditions in these areas have a significant impact on the demand for the Bank’s products and services as well as the ability of the Bank’s customers to repay loans, the value of the collateral securing loans and the stability of the Bank’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact those local economic conditions and, in turn, have a material adverse effect on the Bank’s financial condition and results of operations. Deterioration of local economic conditions could also pose down side risks to the fair value of the Bank’s assets. See “Relative Lending Risk” in Item 1.
Growth Strategy
The Bank has materially completed the growth strategy that it has followed for the preceding two years. There can be no assurance that the Bank can expand its market presence or earning assets in its locations to the degree needed to overcome the added expense of operating the new locations.
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
Industry Conditions
Difficult market conditions have adversely affected our industry. The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Dramatic declines in the housing market over the past year, with falling home and commercial prices, increasing foreclosures, and unemployment, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity in general. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial services industry. In particular, the Corporation may face the following risks in connection with these events:
•	The Bank expects to face increased regulation of the industry, including the results of the EESA and the American Recovery and Reinvestment Act of 2009 (“ARRA”). Compliance with such regulation may increase the Bank’s costs and limit our ability to pursue business opportunities.

•	Government stimulus packages and other responses to the financial crises may not stabilize the economy or financial system.

•	The ability to assess the creditworthiness of the Bank’s customers may be impaired if the approaches used to select, manage, and underwrite our customers become less predictive of future behaviors.

•	The process used to estimate losses requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans. The current economic conditions may make accurate estimation more difficult and negatively impact the reliability of this process.

•	The Bank will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	The ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.
If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Corporation will not experience an adverse effect on the Bank’s financial position and future earnings.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Corporation’s bank subsidiary operates seventeen full service branches and one loan production office housed in facilities either owned or leased. The offices are located in Escambia, Baldwin and Monroe Counties in Alabama and Santa Rosa County in Florida. All land, buildings and improvements held by the Corporation were transferred as a capital investment to the Bank during 2006.
Locations in Escambia County, Alabama include: Atmore (two full service banking locations) and, Flomaton, renovated in early 2008.
Locations in Baldwin County, Alabama include: Foley, Lillian, Bay Minette (2 full service locations), Silverhill, Magnolia Springs, Summerdale, Loxley (a full service branch and a loan production office) and Spanish Fort.
Locations in Monroe County, Alabama include: Monroeville and Frisco City.
Locations in Santa Rosa County, Florida include: Jay, Milton and Pace.
The Bank has acquired property on which it plans to locate a full service banking location in Spanish Fort, Alabama. The development of this location has been delayed until economic conditions improve.
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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Corporation’s authorized common shares consist of the following:
(1)	5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,388,550 shares are issued and 2,234,711 are outstanding and held by approximately 839 shareholders of record, as of March 27, 2009.

(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 27, 2009.
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
The Corporation is informed that over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions and may not necessarily reflect actual transactions. Although bid prices have apparently been posted on the OTCBB since 2005, in 2008 there were only 14 days having transactions at prices ranging from $13.75 to $15.50 per share. Because a limited number of transactions involving the Corporation’s common stock have been reported on the OTCBB, the Corporation believes that any reported bid or asked price may not reflect a fair valuation of its common stock.
The Corporation declared total cash dividends per common share of $0.30 per common share in 2008 and 2007. The payment of dividends is subject to the earnings and financial condition of the Corporation and other relevant factors. Dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 18 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.

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
United Bancorporation of Alabama, Inc. is a one-bank holding company that competes in the commercial banking industry within the primary markets of Southwest Alabama and Northwest Florida. As a community bank, the Bank strives to serve the needs of the total markets it serves including, but not limited to, consumer and business banking needs, agricultural financing, mortgage products, and various insurance and investment needs.
At December 31, 2008 the Corporation had $550,045,007 of total assets, compared to $457,301,960 at December 31, 2007. Total deposits increased $122,253,061 (33.14%) to $491,155,626, as compared to $368,902,565 at the end of 2007. Several events came together to create the large increase in deposits. A customer deposited $60,000,000 at the end of December, which will be utilized in several construction projects and withdrawn over the course of 2009, and approximately $39,000,000 was transferred from repurchase accounts to non interest bearing demand deposits as the interest rate, at zero, was the same and the deposit accounts carried unlimited FDIC insurance. The remainder of the increase is represented by growth in core deposits, particularly in the newer locations. The increased deposits were utilized in increasing the loan portfolio by $12,642,154 to $279,779,877 and in adding to the liquidity reserves of the Corporation held in Federal Funds Sold and Cash Deposits at other banks. Other Real Estate owned (ORE) increased to $5,523,501 at year end, 2008 from $550,776 at the same time in 2007. This was the result of the weakened economy and the Bank’s foreclosing or receiving the collateral on several problem loans. The Corporation increased its investment in premises and equipment at the end of 2008 by $2,047,749 (12.18%) to $18,856,327 from $16,808,578 at the end of 2007.
Net interest income was $13,799,111 for the year ended December 31, 2008, as compared with $13,647,239 for the year ended December 31, 2007. The decrease of $151,872 was the result of several factors: 1) interest revenue during the year declined rapidly as the Federal Reserve made extremely rapid reductions in the level of interest rates bring the Federal Funds rate to near zero at year end, 2008 from 4.25% a year earlier; 2) interest expense declined more slowly as reductions in the rate of interest paid on term deposit accounts was not able to be reduced until the maturity of the deposit ; and, 3) the number and amount of non accrual loans grew throughout the year. Had these loans been accruing interest throughout 2008, an additional $862,019 would have been recorded in interest income.
The provision for loan losses increased as a result of the severe economic conditions experienced by the country and the communities served by the Corporation and the resulting increase in non performing loans. The provision was increased to $2,300,000 in 2008 from $1,380,000 in 2007, or an increase of $920,000 (66.67%).
Noninterest income totaled $4,740,830 for 2008 as compared to $3,992,572 in 2007, an increase of $748,258 or 18.74%. Service charges and fees on deposit accounts accounted for a significant portion of the increase as volume of transactions increased and the price charged for these services were reviewed and increases made to some service charges to bring those more in line with market prices. These service charges increased by $428,791 (14.22%) to $3,443,262. Revenue from sales of insurance, securities and other services from the Financial Services Division rose by $81,000. Additionally, a gain of $264,737 on the sale of investment securities was realized.
Noninterest expense was $16,164,113 for the year ended December 31, 2008, as compared to $15,453,384 for the year ended December 31, 2007, an increase of $710,729 or 4.60%. Salaries and benefits rose by $232,768 to $8,548,033 (2.80%). This increase was primarily the result of a full year of operation of new branches placed in service in late 2007 and one additional facility placed in service in 2008 and increases in pay in the normal annual review process of approximately 3.7%. No bonus payments were made or accrued in 2008. Occupancy expense rose by $275,761 (10.62%) reflecting the added cost of placing the new facilities in to service. These expenses were primarily reflected in increased depreciation on the new facilities ($189,000) and increased cost of utilities ($50,000). Other expenses rose by $202,200 primarily as the result of increased FDIC insurance assessment fees (up $180,000). Additional increases in expenses were the result of expenses related to ORE (other real estate acquired from problem loans) of $95,000 and communications cost from the new branches and an upgrade in communications system (up $102,000) to provide for better service and increased reliability. These increases were partially offset by declines in advertising and marketing expenses of $250,000. The Corporation instituted cost containment measures during the second half of 2008.
Net Earnings for the year ended December 31, 2008 decreased 47.09% to $545,938, as compared to $1,031,758, for the year ended December 31, 2007 after recognition of tax benefits of $470,110 and $225,331 respectively. Diluted earnings per share were $0.24 and $0.46 for the periods ended December 31, 2008 and 2007 respectively.
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
ESTIMATES OF FAIR VALUE
The estimation of fair value is significant to a number of the Corporation’s assets, including, but not limited to, investment securities, other real estate owned, intangible assets and other repossessed assets. Investment securities available for sale are recorded at fair value while investment securities held to maturity are carried at cost. Other real estate owned, intangible assets, and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate owned and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets, such as the charter cost, are periodically evaluated to determine if any impairment might exist.
The estimation of fair value and subsequent changes of fair value of investment securities, other real estate owned, repossessions and intangible assets can have a significant impact on the value of the Corporation, as well as have an impact on the recorded values and subsequently reported net income.
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
NET INTEREST INCOME
(Dollars in Thousands)

	2008	2007
Interest income (1)	$25,349	$27,945
Interest expense	10,879	13,563

Net interest income	14,470	14,382
Provision for loan losses	2,300	1,380

Net interest income after provision for loan losses on a tax equivalent basis	12,170	13,002
Less: tax equivalent adjustment	671	735

Net interest income after provision for loan losses	$11,499	$12,267

(1)	Income on tax-exempt obligations has been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2008 and 2007.
Total interest income (on an FTE basis) decreased to $25,349,425 in 2008, from $27,945,650 in 2007, a decrease of $2,596,225, or 9.29%. This decrease was primarily caused by the rapid reduction of the Fed Funds overnight rate during the course of 2008. Average loans increased $32,925,729 while the average rate earned decreased 152 basis points causing an overall decrease in interest earned on loans of $1,575,249. The average interest rate (FTE) earned on all earning assets in 2008 decreased to 5.85% from 7.31% in 2007. The interest margin decreased to 3.36% in 2008 from 3.77% in 2007. Average taxable investment securities for 2008 were $84,812,612, as compared to $73,682,029 for 2007, an increase of $11,130,583, or 15.11%. Average tax-exempt investment securities decreased $1,846,843, or 5.17%, to $33,902,668 in 2008 from $35,749,510 in 2007. The average volume of federal funds sold and interest bearing deposits in other banks decreased to $23,970,456 in 2008 from $18,062,541 in 2007, an increase of $5,907,915 or 32.71%.
Total interest expense decreased $2,684,142 or 19.79%, to $10,878,520 in 2008, from $13,562,662 in 2007. This decrease was a function of the decreased in the interest rates paid on deposit accounts as prevailing rates were lowered throughout the year. The average rate paid on interest-bearing liabilities in 2008 was 2.89% as compared to 4.19% in 2007. Average interest-bearing liabilities increased to $375,397,504 in 2008, from $323,359,653 in 2007, an increase of $52,037,852, or 16.09%. Average savings and interest-bearing demand deposits increased $9,846,210 or 10.93% to $99,968,968 in 2008. Average time deposits increased to $194,524,132 in 2008, from $174,009,411 in 2007, an increase of $20,514,721, or 11.79%. The average rate paid on time deposits decreased to 4.07% in 2008 from 4.83% in 2007. The Corporation issued $10,310,000 of subordinated debentures in September of 2006 at an interest rate of LIBOR plus 1.68%. The interest rate paid on the subordinated debentures was 5.28% in 2008, a reduction from the 7.53% paid in 2007.
PROVISION FOR LOAN LOSSES
The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses increased 66.67% for the year ended December 31, 2008 to $2,300,000 as compared to $1,380,000 for the year ended December 31, 2007. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.
The allowance for loan losses at December 31, 2008 represents 1.28% of gross loans, as compared to 1.49% at December 31, 2007.
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

NONINTEREST INCOME

	2008	2007
Service Charge Income	$1,225,778	$1,035,779
Nonsufficient Fund Charges, net	2,217,484	1,978,692
Mortgage Origination Fees	168,157	213,071
Investment Securities Gains, (net)	264,737	(3,780)
Other	864,674	768,810

	$4,740,830	$3,992,572

Total noninterest income increased $748,258 or 18.74%, to $4,740,830 in 2008, as compared to $3,992,572 in 2007.
Income from service charges on deposits and non sufficient funds increased to $3,443,262 in 2008, from $3,014,471 in 2007, an increase of $428,791, or 14.22% as the Bank added new locations, deposits increased, and a review of account fees conducted during 2007 resulted in fees being adjusted to more closely reflect those customarily charged in the local market.
NONINTEREST EXPENSE

	2008	2007
Salaries and benefits	$8,548,033	$8,315,265
Net occupancy	2,872,565	2,596,804
Other	4,743,515	4,541,315

Total	$16,164,113	$15,453,384

Total noninterest expense increased $710,729, or 4.60%, to $16,164,113 in 2008 from $15,453,384 in 2007. Salaries and other compensation expense increased $232,768, or 2.80%. Occupancy expenses increased to $2,872,565 in 2008 from $2,596,804 in 2007, an increase of $275,761 or 10.62%. The Corporation has completed all except one of its planned new locations. For that remaining location, the land has been purchased, but no construction is planned until economic conditions improve. The impact of the new locations added in 2007 and 2008 has been to increase operating expenses (salaries, occupancy and other expenses) as well as add loans and deposits. Occupancy expense increased as the depreciation expense and the costs to operate these locations were incurred. Other expenses increased to $4,743,515 in 2008, from $4,541,315 in 2007, an increase of $202,200, or 4.45%. The increased cost of FDIC insurance assessments, an increase of $179,561, accounted for almost all of this increase. Additional increases were experienced in legal ($178,502), ORE expenses ($79,457), and Communications expense ($102,174). These were offset by decreases in controllable expenses such as advertising, marketing, donations and professional and accounting fees as the result of cost control measures.
Basic and diluted earnings per share in 2008 were $0.24, as compared to $0.46 in 2007. Return on average assets was 0.11% in 2008, as compared to 0.23% in 2007. Return on average equity was .15% in 2008, as compared to 3.28% in 2007.

LOANS AT DECEMBER 31

	2008	2007
Real estate — construction	$52,649,854	$68,699,154
Real estate - 1-4 family residential mortgage	52,676,766	41,738,820
Real estate — commercial	51,733,848	54,562,891
Real estate — other	34,574,419	31,537,613
Agriculture	12,024,870	9,254,558
Commercial	57,233,574	46,129,553
Other loans	18,886,546	15,215,134

	$279,779,877	$267,137,723

Total loans increased to $279,779,877 at December 31, 2008, from $267,137,723 at year end 2007, an increase of $12,642,154, or 4.73%. The ratio of loans to deposits plus repurchase agreements is 56.75% at December 31, 2008 vs. 65.14% at the same date in 2007. The ratio is somewhat distorted by the large, temporary deposit that was made in late December. Making the adjustment for this deposit, the ratio becomes 64.61% which is in line with the prior year. Management believes that this ratio will increase as the Bank’s loan portfolio expands with the addition of new markets and other cyclical fluctuations of agricultural loans and public deposits. To aid in realizing this increase, Management has instituted several new lending programs that are focused on specific needs. The first is to respond to small business and the need to replace financing for purchases by qualified customers. (Some captive finance companies have withdrawn from certain markets and replacing them is necessary to the survival of the affected businesses.) Additionally, the mortgage loan market has been targeted as the criteria for qualifying for conforming loans has become more restrictive. A loan program has been targeted to respond to this need.
LIQUIDITY
One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively. Beginning early in 2008, Management identified that general systemic risks to liquidity and funding were beginning to be present in the marketplace. In response, the Corporation developed a liquidity plan that measured the ability to deal with expected cash flow needs and the ability to deal with a significantly more difficult environment or a stress case. The result has been that the Corporation has carried significantly higher levels of liquid assets during the latter half of 2008 and this trend has continued into 2009.
Additionally, the Corporation requires cash for various operating needs including dividends to shareholders, the servicing of debt and general corporate expenses. The primary source of liquidity for the Corporation is dividends from the Bank.
As previously discussed, the Corporation is a participant in the Capital Purchase Program by the U. S. Treasury. An investment in preferred stock and a common stock warrant of the Corporation in the amount of $10.3 million was received on December 23, 2008. By December 30, 2008, $9.3 million was transferred to the banking subsidiary as additional paid in capital and $1 million was retained at the holding company in support of any future needs. The $1 million is on deposit at the banking subsidiary. All of the funds are available at the banking unit as a source of liquidity or funding.
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
The Corporation generates the majority of its cash flow from financing activities. Financing activities provided $92,221,242 in cash flow in 2008, as the result of an increase in deposits. The investing activities of the Corporation used $5,926,754 of cash flow, to fund the investment portfolio, loan portfolios, and the purchases of premises and equipment of the Bank. Operations provided $3,108,696 in cash flow for the year ended December 31, 2008.
CAPITAL RESOURCES
The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average equity to average assets ratio during 2008 was 7.35% as compared to 7.12% in 2007. Total stockholders’ equity on December 31, 2008 was $42,122,641, an increase of $10,201,251, or 31.96%, from $31,921,390 at year end 2007. As mentioned earlier, the Corporation chose to participate in the Capital Purchase Program (CPP) by the U. S. Treasury. The proceeds from the CPP share sale were $10,300,000. The Corporation’s risk based capital of $54,298,852, or 16.27%, of risk adjusted assets at December 31, 2008, was well above the Corporation’s minimum risk based capital requirement of $26,702,881 or 8.0% of risk weighted assets.
The board of directors made the decision to participate in the CPP for the following reasons;
•	The Corporation had recently expanded its locations and to absorb the additional operating costs, growth was required. If capital requirements were increased or losses lowered capital levels, the ability to grow would be restricted.

•	The economy had entered a declining period with the result that the opportunity to increase earnings would be restricted, therefore reducing internal capital generation and the ability to add assets to meet the loan and deposit needs of the communities served by the Corporation.
•	With economic activity nationally slowing and exposure to the commercial real estate market on the Gulf Coast, additional capital would insure the ability to absorb any negative earnings impacts from these and continue to service the communities and maintain capital levels at high levels.
In March of 2006, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised 19.72% of the Corporation’s Tier 1 Capital as of December 31, 2008.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Corporation’s consolidated financial statements as of December 31, 2008 and 2007 and for the years thus ended are included in the following pages shown in the index below.

Index to Financial Statements	Page(s)

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F2

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F3

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income for the years ended December 31, 2008 and 2007	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F5

Notes to Consolidated Financial Statements — December 31, 2008 and 2007	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United Bancorporation of Alabama, Inc.
Atmore, Alabama
We have audited the consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of United Bancorporation of Alabama, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Item 9A (T), “Controls and Procedures” and, accordingly, we do not express an opinion thereon.
/s/ Mauldin & Jenkins, LLC
Birmingham, Alabama
March 26, 2009

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007

Assets
Cash and due from banks	$35,148,646	$17,571,893
Interest bearing deposits in banks	91,773,852	31,547,422
Federal funds sold	16,600,000	5,000,000

Cash and short-term investments	143,522,498	54,119,315

Securities available for sale, at fair value (amortized cost of $84,725,733 and $111,718,759 at December 31, 2008 and 2007, respectively)	85,526,712	111,945,701

Securities held to maturity (market values of $6,596,039 and $0 respectively)	6,550,000	—

Loans	279,779,877	267,137,723
Less: Allowance for loan losses	3,591,558	3,981,922

Net loans	276,188,319	263,155,801

Premises and equipment, net	18,856,327	16,808,578
Interest receivable	3,253,604	3,952,077
Intangible assets	934,763	934,763
Other assets	15,212,784	6,385,725

Total assets	$550,045,007	$457,301,960

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$172,291,464	$62,854,927
Interest bearing	318,864,162	306,047,638

Total deposits	491,155,626	368,902,565

Securities sold under agreements to repurchase	1,861,237	41,203,851
Advances from Federal Home Loan Bank of Atlanta	1,609,900	1,774,700
Treasury, tax, and loan account	495,572	691,668
Interest payable	912,570	1,161,362
Accrued expenses and other liabilities	1,577,461	1,336,424
Note payable to Trust	10,310,000	10,310,000

Total liabilities	507,922,366	425,380,570

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 and 0 shares in 2008 and 2007, respectively	9,953,381	—
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,125 and 2,383,097 shares in 2008 and 2007, respectively	23,881	23,831
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	—	—
Additional paid in capital	6,429,869	5,916,367
Unearned stock based compensation	(87,446)	(51,403)
Accumulated other comprehensive income, net of tax	480,584	122,105
Retained earnings	26,572,188	26,700,500

	43,372,457	32,711,400

Less: 155,855 and 134,654 treasury shares, at cost, respectively	1,249,816	790,010

Total stockholders’ equity	42,122,641	31,921,390

Total liabilities and stockholders’ equity	$550,045,007	$457,301,960

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 2008 and 2007

	2008	2007

Interest income:
Interest and fees on loans	$19,717,252	$21,194,540
Interest on investment securities:
Taxable	3,062,502	3,661,508
Nontaxable	1,359,884	1,428,219

Total investment income	4,422,386	5,089,727
Other interest income	537,993	925,634

Total interest income	24,677,631	27,209,901

Interest expense:
Interest on deposits	9,373,000	10,458,704
Interest on other borrowed funds	1,505,520	3,103,958

Total interest expense	10,878,520	13,562,662

Net interest income	13,799,111	13,647,239

Provision for loan losses	2,300,000	1,380,000

Net interest income after provision for loan losses	11,499,111	12,267,239

Noninterest income:
Service charge on deposits	3,443,262	3,014,471
Investment securities gains (losses), net	264,737	(3,780)
Mortgage loan and related fees	168,157	213,071
Other	864,674	768,810

Total noninterest income	4,740,830	3,992,572

Noninterest expense:
Salaries and benefits	8,548,033	8,315,265
Net occupancy expense	2,872,565	2,596,804
Other	4,743,515	4,541,315

Total noninterest expense	16,164,113	15,453,384

Earnings before income tax benefits	75,828	806,427
Income tax benefits	(470,110)	(225,331)

Net earnings	$545,938	$1,031,758

Basic earnings per share	$0.24	$0.46

Basic weighted average shares outstanding	2,251,179	2,240,010

Diluted earnings per share	$0.24	$0.46

Diluted weighted average shares outstanding	2,254,513	2,251,838
See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2008 and 2007

						Accumulated	Unearned
				Additional		other	Stock		Total
		Common	Common	paid in	Retained	comprehensive	Based	Treasury	stockholders’	Comprehensive
	Preferred Stock	Shares	stock	Capital	earnings	income (loss)	Compensation	stock	equity	Income
Balance December 31, 2006	$0	2,375,471	$23,755	$5,673,088	$26,341,116	$(475,478)	$—	$(837,761)	$30,724,720

Net earnings					1,031,758				1,031,758	$1,031,758

Other comprehensive income (Note 19)						597,583			597,583	597,583

Comprehensive income										$1,629,341

Cash dividends declared ($.30 per share)					(672,374)				(672,374)
Exercise of stock options		2,000	20	22,380					22,400
Tax benefit from exercise of stock options				5,313					5,313
Treasury shares issued to dividend reinvestment plan				96,425				41,411	137,836
Treasury shares issued to employee stock purchase plan				10,649				6,340	16,989

Restricted Stock Grants		5,626	56	101,212			(101,268)		0
Stock-based compensation				7,300			49,865		57,165

Balance December 31, 2007	$0	2,383,097	$23,831	$5,916,367	$26,700,500	$122,105	$(51,403)	$(790,010)	$31,921,390

Net earnings					545,938				545,938	$545,938

Other comprehensive income (Note 19)						358,479			358,479	358,479

Comprehensive income										$904,417

Cash dividends declared ($.30 per share)					(674,250)				(674,250)
Exercise of stock options		634	6	9,979					9,985
Sale of common stock (ESPP)		440	4	6,728					6,732
Treasury shares issued to dividend reinvestment plan				81,442				43,917	125,359
Purchased Treasury Stock								(94,923)	(94,923)
Received stock to satisfy loan outstanding								(408,800)	(408,800)
Restricted Stock Grants, net of cancellations		3,954	40	64,490			(64,530)		—
Stock-based compensation				4,244			28,487		32,731
Preferred Stock Issued to US Treasury Department	9,953,381			346,619					10,300,000

Balance December 31, 2008	$9,953,381	2,388,125	$23,881	$6,429,869	$26,572,188	$480,584	$(87,446)	$(1,249,816)	$42,122,641

See accompanying notes to conslidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net earnings	$545,938	$1,031,758
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	2,300,000	1,380,000
Depreciation of premises and equipment	1,375,022	1,183,299
Net (accretion) amortization of premium on investment securities	(811,325)	206,900
(Gain) loss on sales of investment securities available for sale, net	(264,737)	3,780
(Gain) loss on sale of other real estate	1,045	(28,516)
Stock-based compensation	32,731	57,165
Gain on disposal of equipment	(14,316)	(3,786)
Deferred income taxes	(625,263)	(471,729)
Writedown of other real estate	85,000	90,000
(Increase) decrease in interest receivable	698,473	(372,155)
(Increase) decrease in other assets	(207,330)	334,530
Increase (decrease) in interest payable	(248,792)	224,048
Increase (decrease) in accrued expenses and other liabilities	242,250	237,621

Net cash provided by operating activities	3,108,696	3,872,915

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	1,122,276,179	114,141,651
Proceeds from sales of investment securities available for sale	19,461,248	18,055,198
Purchases of investment securities available for sale	(1,116,905,637)	(134,974,231)
Purchases of investment securities held to maturity	(6,550,000)	—
Net increase in loans	(20,913,368)	(22,113,810)
Purchases of premises and equipment, net	(3,432,055)	(6,176,578)
Proceeds from sale of premises and equipmet	23,600	24,662
Insurance claim received	—	1,038,775
Proceeds from sale of other real estate	113,279	173,016

Net cash used in investing activities	(5,926,754)	(29,831,317)

Cash flows from financing activities
Net increase in deposits	122,253,061	42,067,102
Net increase (decrease) in securities sold under agreements to repurchase	(39,342,614)	(3,206,250)
Cash dividends	(675,462)	(701,936)
Exercise of stock options	9,985	22,400
Tax benefit from exercise of common stock	—	5,313
Purchase of treasury stock	(94,923)	—
Proceeds from sale of common stock	6,732
Proceeds from sale of treasury stock	125,359	16,989
Repayments of advances from FHLB Atlanta	(164,800)	(5,164,800)
Proceeds from CPP funds provided by U.S. Treasury	10,300,000	—
Redemption of Trust Preferred (net unamortized issuance costs)	—	(4,000,000)
Decrease in other borrowed funds	(196,096)	(165,347)

Net cash provided by financing activities	92,221,242	28,873,471

Net increase in cash and short-term investments	89,403,183	2,915,069

Cash and short-term investments, beginning of period	54,119,315	51,204,246

Cash and short-term investments, end of period	$143,522,498	$54,119,315

Supplemental disclosures
Cash paid during the period for:
Interest	$11,127,312	$13,338,614
Income taxes	83,171	94,454

Noncash transactions
Transfer of loans to other real estate through foreclosure	$5,172,049	$205,000
Transfer other real estate to premises and equipment	—	40,000
Transfer of loans to treasury stock in satisfaction of loans	408,800	—
See Notes to Consolidated financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
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

Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) securities available for sale, or (iii) securities held to maturity. Trading account securities are stated at fair value. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. As of December 31, 2008, the Corporation had $85,527,000 of investment securities, or approximately 93%, classified as securities available for sale and $6,550,000, or approximately 7%, classified as securities held to maturity. All securities were classified as available for sale as of December 31, 2007.

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

Interest income on loans is credited to earnings based on the principal amount outstanding at the respective rate of interest. Accrual of interest on loans is discontinued when a loan becomes contractually past due by 90 days or more with respect to interest or principal, unless, after analysis it is determined that the interest is well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is charged against current period interest income, unless, after analysis it is determined that the interest is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

As of December 31, 2008 and December 31, 2007, approximately 52% and 64%, respectively, of the Corporation’s loans were commercial loans. The Corporation’s commercial customers are primarily small to middle market enterprises. The Corporation also specializes in agricultural loans, which represented approximately 17% and 15% of the Corporation’s total loans at both December 31, 2008 and December 31, 2007, respectively.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For those accruing restructuring loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

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

Other real estate represents property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried in other assets at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent valuation decreases in the carrying value of other real estate as well as costs to carry other real estate are recognized as charges to noninterest expense. As of December 31, 2008 and 2007, the Corporation had $5,523,501 and $550,776, respectively, in other real estate which are included in other assets in the consolidated balance sheets.

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

At December 31, 2008, the Corporation had options and other equity awards outstanding as defined by two stock-based employee compensation plans, which are described more fully in Note 13. The Corporation accounts for its stock based compensation plans under FASB No. 123R, Share-Based Payment, whereby compensation cost is recognized for all stock-based payments based upon the grant-date fair value.

(m)	Earnings per Share

Basic and diluted earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Note 14 provides additional disclosure information regarding earnings per share.

(n)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations. This Statement replaces SFAS No. 141, “Business Combinations” and establishes standards for how the acquirer in a business combination transaction: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation is evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51. A noncontrolling interest, (formerly known as minority interest) is the portion of equity in a subsidiary not attributable to a parent. The standard requires an entity to identify separately the ownership interests in subsidiaries held by parties other than the parent, and to identify the amount of consolidated net income attributable to the parent and to the noncontrolling interest. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The impact of this standard is not expected to be material to the Corporations’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts, and details of credit risk related contingent features in their hedged positions. The statement also requires entities to explain how hedges affect their financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The impact of this standard is not expected to be material to the Corporations’s financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 provides a framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States (“US GAAP”). Previously, US GAAP hierarchy had been defined in the American Institute of Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The new FASB guidance specifies that the

US GAAP hierarchy should be directed to entities, because the entity, not its auditor, is responsible for selecting appropriate accounting principles. This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The impact of this standard is not expected to be material to the Corporation’s financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about these types of contracts. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The impact of this standard is not expected to be material to the Corporations’s financial position or results of operations.
(2)	Cash and Due From Banks
The Bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $425,000 and $2,048,000 at December 31, 2008 and 2007, respectively.

(3)	Investment Securities
The amortized cost and fair value of investment securities available for sale at December 31, 2008 and 2007 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2008:
U.S. government sponsored agencies, excluding mortgage-backed securities	$38,977,901	$574,397	$—	$39,552,298
State and political subdivisions	33,040,244	511,299	(428,646)	33,122,897
Mortgage-backed securities	12,707,588	193,462	(49,533)	12,851,517

	$84,725,733	$1,279,158	$(478,179)	$85,526,712

2007:
U.S. government sponsored agencies, excluding mortgage-backed securities	$59,297,311	$349,616	$(32,722)	$59,614,205
State and political subdivisions	35,446,149	223,688	(250,838)	35,418,999
Mortgage-backed securities	16,975,299	81,329	(144,131)	16,912,497

	$111,718,759	$654,633	$(427,691)	$111,945,701

     The amortized cost and fair value of investment securities held to maturity at December 31, 2008 were as follows (there were no securities classified as held to maturity as of December 31, 2007):

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2008:

U.S. government sponsored agency securities	$6,050,000	$46,539	$(500)	$6,096,039
Other domestic debt securties	500,000	—	—	500,000

	$6,550,000	$46,539	$(500)	$6,596,039

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the

Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Those investment securities classified as available for sale which have an unrealized loss position at December 31, 2008 and 2007 are detailed below:

	Less than 12 months		12 months or more		Total
2008		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies & mortgage-backed securities	$2,453,105	$27,224	$1,191,568	$22,309	$3,644,673	$49,533

State and political subdivdisions	7,843,035	387,848	1,218,280	40,798	9,061,315	428,646

Total temporarily impaired securities	$10,296,140	$415,072	$2,409,848	$63,107	$12,705,988	$478,179

	Less than 12 months		12 months or more		Total
2007		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies & mortgage-backed securities	$21,639,799	$33,336	$14,188,655	$143,517	$35,828,454	$176,853

State and political subdivdisions	7,418,877	127,547	9,069,492	123,291	16,488,369	250,838

Total temporarily impaired securities	$29,058,676	$160,883	$23,258,147	$266,808	$52,316,823	$427,691

Those investment securities classified as held to maturity which have an unrealized loss position at December 31, 2008, are detailed below (there were no securities classified as held to maturity as of December 31, 2007):

	Less than 12 months		12 months or more		Total
2008		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies & mortgage-backed securities	$999,500	$500	$—	$—	$999,500	$500

State and political subdivdisions	—	—	—	—	—	—

Total temporarily impaired securities	$999,500	$500	$—	$—	$999,500	$500

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

The amortized cost and fair value of investment securities available for sale at December 31, 2008, categorized by contractual maturity are shown below. Expected maturities may differ from contractual maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Therefore, these securities are not presented by maturity class in the following table.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Investment securities due in or after:
Due in one year or less	$17,951,515	$17,979,327	$—	$—
Due after one year through five years	14,454,176	14,725,676	3,550,000	3,596,539
Due after five years through ten years	27,872,221	28,488,897	3,000,000	2,999,500
Due after ten years	11,740,233	11,481,295	—	—

Subtotal	72,018,145	72,675,195	6,550,000	6,596,039
Mortgage–backed securities	12,707,588	12,851,517	—	—

Total	$84,725,733	$85,526,712	$6,550,000	$6,596,039

Gross gains of $264,975 and gross losses of $238 were realized on sales of investment securities available for sale in 2008. Gross gains of $139 and gross losses of $3,919 were realized on sales of investment securities available for sale in 2007.

Securities with carrying values of approximately $41,416,404 and $102,745,000 at December 31, 2008 and 2007, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

(4)	Loans and Allowance for Loan Losses

At December 31, 2008 and 2007, the composition of the loan portfolio was as follows:

	2008	2007
Real estate — construction	$52,649,854	$68,699,154
Real estate — 1-4 family residential mortgage	52,676,766	41,738,820
Real estate — commercial	51,733,848	54,562,891
Real estate — other	34,574,419	31,537,613
Agriculture	12,024,870	9,254,558
Commercial	57,233,574	46,129,553
Other loans	18,886,546	15,215,134

	$279,779,877	$267,137,723

Changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance, beginning of year	$3,981,922	$3,011,731

Provision charged to earnings	2,300,000	1,380,000
Less loans charged–off	(2,754,386)	(439,297)
Plus loan recoveries	64,022	29,488

Net charge–offs	(2,690,364)	(409,809)

Balance, end of year	$3,591,558	$3,981,922

The following is a summary of information pertaining to impaired loans, nonaccrual loans, and loans past due ninety days or more:

	As of and for the Years Ended
	December 31,
	2008	2007
Impaired loans with a valuation allowance	$14,431,827	$10,959,402
Impaired loans without a valuation allowance	6,717,490	750,772

Total impaired loans	$21,149,317	$11,710,174

Valuation allowance related to impaired loans	$1,577,292	$1,825,820
Total nonaccrual loans	14,699,556	11,078,540
Total loans past due ninety days or more and still accruing	28,436	25,793
Troubled debt restructured loans	1,105,782	53,800
The average amount of impaired loans for the year 2008 and 2007 totaled approximately, $16,429,746 and $5,212,000, respectively. If these loans had been current throughout their terms, interest income would have been increased by $862,019 and $685,398, for 2008 and 2007, respectively. There was no significant amount of interest income recognized from impaired loans for the years ended December 31, 2008 and 2007.

During 2008, certain executive officers and directors of the Corporation, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding and available lines of credit to these related parties at December 31, 2008 and 2007, totaled $2,900,612 and $7,854,404, respectively. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

(5)	Premises and Equipment

At December 31, 2008 and 2007, premises and equipment were as follows:

	2008	2007
Land	$5,258,831	$5,042,293
Buildings and leasehold improvements (depreciated over 5 to 50 years)	15,748,566	12,787,606
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	7,952,191	7,477,361
Automobiles (depreciated over 3 years)	104,883	113,081
Construction in process	101,663	364,391

	29,166,134	25,784,732
Less accumulated depreciation	10,309,807	8,976,154

	$18,856,327	$16,808,578

The balance of 2008 construction in process is associated with building projects and consists of architect and engineering fees and an amount for the acquisition of a building for future expansion. The completion of these projects has been delayed for the duration of the current economic downturn. The 2007 amount includes work on several projects which, with the exception of the two being delayed, were completed and placed in service in 2008.

Depreciation expense for the years ended December 31, 2008 and 2007 was $1,375,022 and $1,183,299, respectively.

(6)	Intangible Assets

Florida Charter — On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At December 31, 2008, the Corporation operates three branch offices in Florida.

For the years ended December 31, 2008 and 2007, no impairment was recorded related to the intangible asset. As of December 31, 2008 and 2007, the Corporation had recorded $917,263 in intangible assets related to the cost of the charter.

Internet Domain Address — On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.

(7)	Deposits

At December 31, 2008 and 2007, deposits were as follows:

	2008	2007
Noninterest bearing accounts	$172,291,464	$62,854,927
NOW accounts	87,291,512	84,770,810
Money market investment accounts	19,158,033	17,692,439
Savings account	17,192,088	17,248,660
Time deposits:
Time deposits less than $100,000	113,501,663	98,911,207
Time deposits greater than $100,000	81,720,866	87,424,522

Total deposits	$491,155,626	$368,902,565

At December 31, 2008, the Bank had on deposit $108,210,017 and $36,240,750 in deposits from two, significant customers. These deposits were temporary in nature and provisions were made to have sufficient liquidity to meet any withdrawal demands by these customers.

At December 31, 2008 and 2007 interest expense on deposits was as follows:

	2008	2007
NOW accounts	$963,679	$1,334,097
Money market investment accounts	422,292	671,496
Savings accounts	42,672	45,980
Time deposits:
Time deposit less than $100,000	5,877,791	6,634,034
Time deposit greater than $100,000	2,066,566	1,773,097

Total interst expense on deposits	$9,373,000	$10,458,704

At December 31, 2008, the Bank had approximately $3,042,000 of brokered deposits representing 0.61% of total deposits. The Bank occasionally makes use of this source of funding to obtain longer dated deposits to use in matching against fixed rate loans of similar maturity. This assures a positive spread and reduces interest rate risk.

At December 31, 2008, the contractual maturities of time deposits are as follows:

Due in 2009	$153,827,831
Due in 2010	27,325,304
Due in 2011	7,086,955
Due in 2012	5,878,343
Due in 2013 or later	1,104,096

$195,222,529

During 2008, certain executive officers and directors of the Corporation were deposit customers of the Bank. Total deposits outstanding to these related parties at December 31, 2008, amounted to $2,324,599.

(8)	Securities Sold Under Agreements to Repurchase

The maximum amount of outstanding securities sold under agreements to repurchase during 2008 and 2007 was $122,172,909 and $83,228,977, respectively. The weighted average borrowing rate at December 31, 2008 and 2007 was 0.00% and 3.34%, respectively. The average amount of outstanding securities sold under agreements to repurchase during 2008 and 2007 was $68,257,308 and $40,908,908 respectively. The weighted average borrowing rate during the years ended December 31, 2008 and 2007 was 1.22% and 3.98% respectively. Securities underlying these agreements are under the Corporation’s control.

(9)	Participation in U.S. Treasury Capital Purchase Program

On December 23, 2008, the Corporation issued 10,300 shares of preferred stock to the U.S. Treasury for $10.3 million pursuant to the CPP. Additionally, the Corporation issued 104,040 common stock warrants to the U.S. Treasury as a condition to its participation in the CPP. The warrants have an exercise price of $14.85 each and are immediately exercisable and expire 10 years from the date of issuance. Proceeds from this sale of the preferred stock are expected to be used for general corporate purposes, including supporting the continued, anticipated growth of the Corporation. The CPP preferred stock is non-voting, other than having class voting rights on certain matters, and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares are redeemable at the option of the Corporation under certain circumstances during the first three years and thereafter without restriction.

Based on a Black-Scholes-Merton options pricing model, the common stock warrants have been assigned a fair value of $2.55 per warrant, or $265,303 in the aggregate, as of December 12, 2008. As a result of allocating the fair value of the preferred stock and the related common stock warrants, $346,619 has been recorded in additional paid in capital as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common shareholders over the next five years. For purposes of these calculations, the fair value of the common stock warrants as of December 23, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

Weighted-average fair value of the underlying common stock	14.85
Weighted-average expected life (in years)	5.00
Expected Volatility	22.84%
Risk-free interest rate	1.44%
Expected dividend yield	2.02%

The Corporation’s computation of expected volatility is based on weekly historical volatility since September of 2002. The risk free interest rate of the award is based on the closing market bid for U.S. Treasury securities corresponding to the expected life of the common stock warrants in effect at time of sale.

As noted above $346,619 was assigned to the common stock warrants, and accordingly, $9,953,381 (total $10.3 million) has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $10.3 million over the next five years.

(10)	Borrowed Funds

The Corporation owed the Federal Home Loan Bank of Atlanta the following advances at December 31, 2008 and 2007.
2008

Maturity date	Interest rate
May 2012	7.41%	41,067
July 2017	6.93%	585,000
August 2017	6.84%	95,375
June 2020	4.62%	743,667
July 2020	7.54%	144,791

Total (weighted average rate of 5.92%)		$1,609,900

2007

Maturity date	Interest rate
May 2012	7.41%	52,801
July 2017	6.93%	650,000
August 2017	6.84%	106,275
June 2020	4.62%	808,333
July 2020	7.54%	157,291

Total (weighted average rate of 5.94%)		$1,774,700

At December 31, 2008 and 2007, the advances were collateralized by a blanket pledge of first-mortgage residential loans with available collateral amounts of $5,240,416 and $7,447,206, respectively. At December 31, 2008 the Corporation’s advances were also collateralized by Commercial Real Estate loans and Multi Family Real Estate loans with available collateral amounts of $1,096,022 and $1,479,210 respectively.

As of December 31, 2008, the Corporation had additional outstanding credit facilities with the Federal Home Loan Bank of Atlanta totaling $5,000,000 in the form of a letter of credit that matures in 2009. As of December 31, 2008, the letter of credit was in the process of cancellation by the Corporation.

(11)	Note Payable to Trust

United Bancorp Capital Trust II. In 2007, the Corporation formed a wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Corporation. The junior subordinated debentures can be redeemed prior to maturity at the option of the Corporation on or after September 30, 2011. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Corporation (the Debentures) held by the grantor trust. The debentures have the same interest rate (three month LIBOR plus 1.68%, floating) as the trust preferred securities. The interest rate in effect as of December 30, 2008 was 5.44%. The Corporation has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

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

The trust preferred securities and the related debentures were issued on September 27, 2007. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of Debentures outstanding at December 31, 2008 was $10,310,000.

(12)	Income Taxes

The components of income tax expense attributable to income from continuing operations for the years ended December 31, 2008 and 2007:

	2008	2007
Current:
Federal	$134,049	$226,407
State	21,104	19,991

Total	155,153	246,398

Deferred:
Federal	(577,328)	(419,277)
State	(47,935)	(52,452)

Total	(625,263)	(471,729)

Total income tax benefits	$(470,110)	$(225,331)

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2008	2007
Income tax at statutory rate	$27,822	$274,525
Increase (decrease) resulting from:
Tax exempt interest	(509,084)	(540,041)
Interest disallowance	51,393	76,963
State income tax net of federal benefit	(17,708)	(21,424)
Premium amortization on tax exempt investment securities	20,350	22,733
Cash surrendered value of life insurance	(31,886)	(30,850)
GoZone tax credits	(31,748)	(26,429)
Other, net	20,751	19,192

	$(470,110)	$(225,331)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$1,079,260	$1,129,131
Other real estate, principally due to differences in carrying value	600,240	37,079
Accrued expenses	251,305	239,453
AMT credit carryover	368,347	202,417
Other	15,201	2,987

Total deferred tax assets	2,314,353	1,611,067

Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	459,152	415,589
Investment securities available for sale	320,395	81,410
Discount accretion	40,366	34,996
Other	116,023	86,932

Total deferred tax liabilities	935,936	618,927

Net deferred tax asset (liability)	$1,378,417	$992,140

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

(13)	Stock Based Compensation

Stock Options

1998 Stock Option Plan. The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the 1998 Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2008, 170,400 shares of stock were available for future grants; however, it is not the intent of the Corporation to grant additional options under the 1998 Plan. The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2006	55,600	$14.50
Granted	—
Expired	—
Surrendered	—
Exercised	(2,000)	11.20

Balance at December 31, 2007	53,600	$14.38
Granted	—
Expired	(8,560)	11.10
Surrendered	(5,600)	12.48
Exercised	(634)	15.75

Balance at December 31, 2008	38,806	$15.36

The following table displays information pertaining to the intrinsic value of option shares both outstanding and exercisable for the years ended December 31, 2008 and 2007, respectively.

	2008	2007
Aggregate intrinsic value of outstanding options	$16,157	$220,837

Aggregate intrinsic value of exercisable options	$16,157	$215,037
At December 31, 2008, approximately 37,000 optioned shares were exercisable at prices between $12.87 and $18.00 per share. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus. The following table summarizes information about stock options outstanding at December 31, 2008 and 2007.

Stock options outstanding and exercisable on December 31, 2008 were as follows:
2008

		Weighted average
Exercise price per share		remaining contractual	Weighted average
Outstanding:	Shares under option	life in years	exercise price
$12.87	8,160	1.0	$12.87
15.65	8,960	2.1	15.65
15.75	9,526	4.0	15.75
16.00	2,000	7.0	16.00
16.25	8,160	3.0	16.25
18.00	2,000	7.6	18.00

	38,806	3.1	$15.36

Exercisable:
$12.87	8,160	1.0	$12.87
15.65	8,960	2.1	15.65
15.75	9,526	4.0	15.75
16.00	1,600	7.0	16.00
16.25	8,160	3.0	16.25
18.00	1,200	7.6	18.00

	37,606	2.9	$15.29

Total intrinsic value of options exercised was $9,986 and $17,600 for the years ended December 31, 2008 and 2007 respectively. The total fair value of options exercised during the years ended December 31, 2008 and 2007 was $11,729 and $22,200, respectively.

2007 Equity Incentive Plan. The United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (the 2007 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock awards (discussed below), performance units, or any combination thereof to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2008, 298,420 shares of stock could be granted in the future. The changes in outstanding options are as follows:

Weighted
average
	Shares under	exercise price
	option	per share
Balance at December 31, 2007	2,000	$18.50
Granted	—
Surrendered	(2,000)	18.50
Exercised	—	—

Balance at December 31, 2008	—

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
The following is a summary of the weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes-Merton option-pricing model. No shares were granted during the year ended December 31, 2008.

	2008	2007
Weighted-average expected life (in years)	N/A	10.00
Expected Volatility	N/A	20.00%
Risk-free interest rate	N/A	4.15%
Expected dividend yield	N/A	1.62%
Weighted-average fair value of options granted during the period	N/A	$5.47
Cash received from the exercise of options was $9,986 and $22,400 for the years ended December 31, 2008 and 2007, respectively. The tax benefit realized for the tax deductions from options exercise of the share-based payment arrangements totaled $643 and $5,313 for the years ended December 31, 2008 and 2007.

As of December 31, 2008, there was $5,328 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of 2 years.

Restricted Stock

During 2008 four restricted stock grants were made by the Corporation totaling 4,459 shares. As of December 31, 2008 the Corporation has awarded restricted stock grants in two formats to two distinct classes of employees. Employees with more than 20 years of service have been awarded grants with a six month balloon vesting. The expense of these awards is recorded on a straight-line basis over the six month term. The second type of grant has been awarded to senior officers of the Corporation. These grants have five year terms (60 months) with 1/3 vesting on the grant anniversary date in years 3, 4, and 5. The expense of these awards is recorded on a straight-line basis over the 60 month term. As of December 31, 2008 there was $87,446 of unrecognized stock-based compensation related to these restricted stock grants which is expected to be recognized over a period of 4 years.

The following tables present restricted stock activity:

	Restricted	Weighted
	stock	average
	activity	fair value
Balance at December 31, 2006	—
Granted	5,626	18.00
Surrendered	—
Vested	—	—

Balance at December 31, 2007	5,626	18.00

Granted	4,459	16.51
Surrendered	(505)	18.00
Vested	—	—

Balance at December 31, 2008	9,580	17.34

The following table summarizes stock-based compensation expense:

	2008	2007
Stock Option Expense (1998 Plan)	4,244	5,112
Stock Option Expense (2007 Plan)	—	2,188
Restricted Stock Expense (2007 Plan)	28,487	49,865

Total Stock Based Compensation Expense	32,731	57,165

(14)	Net Earnings per Share

Presented below is a summary of the components used to calculate diluted earnings per share for the years ended December 31, 2008 and 2007:

	2008	2007
Diluted earnings per share:
Basic weighted average common shares outstanding	2,251,179	2,240,010
Effect of the assumed exercise of stock options-based on the treasury stock method using average market price	3,334	11,828

Diluted weighted average common shares outstanding	2,254,513	2,251,838

(15)	Dividend Reinvestment and Share Purchase Plan

The Corporation sponsors a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Corporation in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Corporation. For the years ended December 31, 2008 and 2007, 7,298 and 7,055 shares were purchased under the plan, respectively.

(16)	Employee Benefit Plans

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

Contributions to the Plan charged to expense during 2008 and 2007 were $294,684 and $286,855, respectively.

Profit-Sharing Plan

The Corporation also maintains a profit-sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Annual profit sharing contributions of $60,817 and $57,142 were made in 2008 and 2007, respectively.

Salary Continuation Plan

The Corporation provides a salary continuation plan providing for death and retirement benefits for certain executive officers. The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives. The expense recognized for the salary continuation plan amounted to $86,952 and $82,030 for the years ended December 31, 2008 and 2007, respectively. The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2008 and 2007 totaled $604,283 and $517,331, respectively.

The cost of the salary continuation plan described above is being offset by earnings from bank owned life insurance policies on the executives. The balance of the policy surrender values included in other assets totaled $2,600,539 and $2,506,756 at December 31, 2008 and 2007, respectively. Income recognized from the increase in cash surrender value on these policies totaled $93,783 and $90,736 for the years ended December 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

The Corporation sponsors an employee stock purchase plan which is available to all employees subject to certain minimum service requirements. The Plan is administered by a Board appointed committee which designates the offering period in which employees may purchase shares and the offering price. All administrative costs are borne by the Corporation. For the years ended December 31, 2008 and 2007, 440 and 1,080 shares were purchased under the Plan, respectively.

(17)	Fair Value of Financial Instruments

On January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” This FSP clarified the application of SFAS No. 157 in a market that is not active and reiterated that the results of distressed sales or forced liquidations are not determinative when measuring fair value. It emphasized that when determining fair value, the use of management’s internal assumptions concerning future cash flows discounted at an appropriate risk-adjusted interest rate is acceptable when relevant observable market data do not exist. In some situations, multiple inputs from a variety of sources may provide the best evidence of fair value. The FSP also described how the use of broker quotes should be considered when assessing the relevance of observable and unobservable inputs. The impact of this statement is minimal, as this FSP provides clarification to existing guidance.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Corporation uses various methods including market, income and cost approaches. Based on these approaches, the Corporation often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The fair value of specific assets or liabilities has the potential to increase or decrease relative to changes in the markets which support their current valuations. The Corporation utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available for Sale Securities

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

The following table presents financial assets measured at fair value on a recurring basis as of December 31, 2008:

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)
AFS Securities	$85,526,712	$—	$85,526,712	$—
Assets Measured at Fair Value on a Non-recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the loan impairment as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FAS No. 157 valuation hierarchy (as described above) as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008.

					Year Ended
	Carrying Value at December 31, 2008				December 31, 2008
					Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Impaired loans	$19,877,990	$—	$7,238,474	$12,639,516	$(1,049,758)
Foreclosed assets	5,523,501	—	5,523,501	—	(1,639,741)
Fair Value Option

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While SFAS No. 159 became effective for the Corporation beginning January 1, 2008, the Corporation has not elected the fair value option that is offered by this statement.

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

The carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short-term investments	$143,522	$143,546	$54,119	$54,119
Investment securities	92,077	92,123	111,946	111,946
Loans, net of the allowance for loan losses	276,188	275,720	263,156	265,186
Bank owned life insurance	2,601	2,601	2,507	2,507
Accrued interest receivable	3,254	3,254	3,952	3,952

Financial liabilities:
Deposits	491,156	492,531	368,903	369,222
Securities sold under agreements to repurchase	1,861	1,861	41,204	41,204
Other borrowed funds	496	496	699	699
FHLB advances	1,610	2,206	1,775	1,897
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	913	913	1,161	1,161
(18)	Dividends From Bank
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to total “risk-weighted” assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. During 2008 the Bank could have declared a minimum of approximately $362,000 in additional dividends without the prior approval of regulatory authorities.

(19)	Comprehensive Income

The following is a summary of the components of other comprehensive income:

	Years ended December 31
	2008	2007
Other comprehensive income before tax:
Unrealized holding gains arising during the period for securities, net	$862,203	$964,745
Reclassification adjustment for (gains) losses on sales of securities included in net earnings	(264,737)	3,780

Unrealized holding gains (losses) arising during the period for cash flow hedges	—	30,062

Other comprehensive income, before income taxes	597,466	998,587

Income tax expense (benefits) related to other comprehensive income:
Unrealized holding gains arising during the period for securities, net	(344,881)	(385,898)
Reclassification adjustment for gains (losses) on sales of securities included in net earnings	105,894	(1,512)

Unrealized holding (gains) losses arising during the period for cash flow hedges	—	(13,594)

Total income tax expense related to other comprehensive income	(238,987)	(401,004)

Other comprehensive income after taxes	$358,479	$597,583

(20)	Litigation

The Corporation is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Corporation.

(21)	Commitments

The Corporation leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. The Corporation is not committed to any operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008.

Rental expense for all operating leases charged to earnings aggregated $53,254 and $35,489 for the years ended December 31, 2008 and 2007, respectively.

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

The financial instruments whose contractual amounts represent credit risk as of December 31, 2008 and 2007 are approximately as follows:

	Years Ended December 31
	2008	2007
Commitments to extend credit	$38,661,000	$36,710,000
Standby letters of credit	1,666,000	1,580,000

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

(22)	Other Noninterest Expense

Components of other noninterest expense exceeding 1% of the total of interest income and other income for either of the years ended December 31, 2008 or 2007, respectively, include the following:

	2008	2007
Advertising	$386,671	$639,572
Accounting and audit	233,787	349,927
ATM Network	297,044	245,753
Communications	399,455	297,281
Legal	422,528	244,026
(23)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk-weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk-weighted assets and a minimum leverage ratio of at least 4% of average assets. Management believes, as of December 31, 2008, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the subsidiary banks must maintain minimum Total Qualifying Capital, Tier I Capital, and leverage ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2008 and 2007:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
United Bancorporation	$54,299	16.28%	$50,707	15.20%	$50,707	10.07%
United Bank	52,852	15.88%	49,260	14.80%	49,260	10.35%
As of December 31, 2007:
United Bancorporation	$44,846	14.35%	$40,865	13.07%	$40,865	8.94%
United Bank	43,822	14.03%	39,920	12.78%	39,920	9.44%

(25)	Parent Corporation Financial Information
The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Corporation Only) follows:
(Parent Company Only)
Condensed Balance Sheet Information
December 31, 2008 and 2007

	2008	2007
Assets
Cash	$1,156,920	$522,364
Investment in subsidiaries	50,985,787	41,287,605
Other assets	520,694	632,640

Total assets	$52,663,401	$42,442,609

Liabilities and Stockholders’ Equity
Other liabilities	$230,760	$211,219

Note payable to Trust	10,310,000	10,310,000

Total liabilities	10,540,760	10,521,219

Stockholders’ equity:
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,388,125 and 2,383,097 shares in 2008 and 2007, respectively	23,881	23,831
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	—	—
Preferred stock of $.01 par value. Authorized 250,000 shares; no shares issued	9,953,381	—
Additional paid-in capital	6,429,869	5,916,367
Unearned stock based compensation	(87,446)	(51,403)
Retained earnings	26,572,188	26,700,500
Accumulated other comprehensive income, net of tax	480,584	122,105

Less: 155,855 and 134,654 treasury shares at cost in 2008 and 2007, respectively	1,249,816	790,010

Total stockholders’ equity	42,122,641	31,921,390

Total liabilities and stockholders’ equity	$52,663,401	$42,442,609

(Parent Company Only)
Condensed Statements of Operations Information
Years ended December 31, 2008 and 2007

	2008	2007
Income:
Dividend income from subsidiary	$716,000	$1,500,000
Other income	16,382	30,523

Total income	732,382	1,530,523

Expense:
Interest on subordinated debentures	544,842	1,126,275
Other operating expense	406,619	201,424

Total expense	951,461	1,327,699

Income (loss) before equity in undistributed earnings of subsidiaries and taxes	(219,079)	202,824
Income tax benefit	(345,001)	(478,598)

Income before equity in undistributed earnings of subsidiaries	125,922	681,422
Equity in undistributed earnings of subsidiary	420,016	350,336

Net earnings	$545,938	$1,031,758

(Parent Company Only)
Condensed Statements of Cash Flows Information
Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net earnings	$545,938	$1,031,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(420,016)	(350,336)

Stock-based compensation expense	4,244	10,005
Amortization of trust preferred cost	—	111,147
Increase (decrease) in other liabilities	19,541	(411,616)
(Increase) decrease in other receivables	113,157	(79,740)

Net cash provided by operating activities	262,864	311,218

Cash flows from investing activities:

Investment in bank subsidiary	(9,300,000)	—

Net cash used in investing activities	(9,300,000)	—

Cash flows from financing activities:
Cash dividends	(675,462)	(701,936)
Purchase of treasury stock	(94,923)	—
Proceeds from sale of treasury stock	125,359	16,989
Proceeds from exercise of stock options	9,986	22,400
Proceeeds from sale of common stock (ESPP)	6,732
Tax benefit from exercise of common stock	—	5,313
Redemption of subordinated debentures	—	(4,000,000)
Proceeds from US Treasury CPP	10,300,000	—

Net cash provided by(used in) financial activities	9,671,692	(4,657,234)

Net increase (decrease) in cash	634,556	(4,346,016)

Cash, beginning of year	522,364	4,868,380

Cash, end of year	$1,156,920	$522,364

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
ITEM 9A(T). CONTROLS AND PROCEDURES
(a)	Based on evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation’s disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

(c)	This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in this annual report.

(d)	The Corporation’s management, including its principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Board of Directors of the Corporation has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts. Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1)	The financial statements listed in the Index to Financial Statements contained in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

	(2)	Financial statement schedules have been omitted as inapplicable.

	(3)	The Exhibits listed below are filed as part of this Report. Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) are identified by an asterisk (*).

	1.1	Purchase Agreement, dated as of September 27, 2006, among the Registrant, United Bancorp Capital Trust II and TWE, Ltd., as Purchaser (Incorporated by reference herein from Exhibit 1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

	3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

	3.1.1	Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

	3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

	4.1	Junior Subordinated Indenture, dated as of September 27, 2006, by and between the Registrant and Wilmington Trust Company, as Trustee (Incorporated by reference herein from Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

	4.2	United Bancorp Capital Trust II Amended and Restated Trust Agreement, dated as of September 27, 2006, among the Registrant, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and Robert R. Jones, III and Allen O. Jones, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

	4.3	United Bancorp Capital Trust II Guarantee Agreement, dated as of September 27, 2006, by and between the Registrant, as Guarantor and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference herein from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.4	Common Securities Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.5	Junior Subordinated Note Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

10.1	Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).*

10.2	Supplemental Agreement between United Bank, the Registrant, and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

10.3	1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

10.4	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from Appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.

10.5	Supplemental Compensation and Amendment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).*

10.6	United Bancorporation of Alabama, Inc. 2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008.*

10.7	First Amendment to Supplemental Compensation and Amendment Agreement between the Registrant and Robert R. Jones, III, dated as of December 12, 2008 and effective January 1, 2008 (Incorporated by reference herein from Exhibit 10.12 to the Registrant’s report on Form 8-K dated December 12, 2008).*

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC. (Registrant)
BY:	/s/Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE

/s/ Robert R. Jones, III	President, Chief	March 27, 2009
Robert R. Jones, III	Executive Officer, and Director

/s/ Allen O. Jones, Jr.	Senior Vice President	March 27, 2009
Allen O. Jones, Jr.	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ William J. Justice William J. Justice	Director	March 27, 2009

/s/ David D. Swift David D. Swift	Director	March 27, 2009

/s/ Dale M. Ash Dale M. Ash	Director	March 27, 2009

/s/ Michael Andreoli	Director	March 27, 2009
Michael Andreoli

/s/ L. Walter Crim L. Walter Crim	Director	March 27, 2009

/s/ Richard K. Maxwell Richard K. Maxwell	Director	March 27, 2009

INDEX TO EXHIBITS
Exhibit
21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350