Form 10-Q
period 2009-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2009-05-14
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission file number 000-25917
UNITED BANCORPORATION OF ALABAMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-0833573

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Nashville Avenue, Atmore, Alabama	36502

(Address of principal executive offices)	(Zip Code)
(251) 446-6000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 13, 2008.

Class A Common Stock Class B Common Stock	2,234,711 Shares — Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$14,470,096	$35,148,646
Interest bearing deposits in banks	45,836,575	91,773,852
Federal funds sold	20,000,000	16,600,000

Cash and cash equivalents	80,306,671	143,522,498

Securities available for sale (amortized cost of $76,339,786 and $84,725,733 respectively)	76,882,032	85,526,712

Securities held to maturity (market values of $29,311,571 and $6,596,039 respectively)	29,088,308	6,550,000

Loans	283,383,562	279,779,877
Less: Allowance for loan losses	3,913,301	3,591,558

Net loans	279,470,261	276,188,319

Premises and equipment, net	18,547,109	18,856,327
Interest receivable	2,857,426	3,253,604
Intangible assets	934,763	934,763
Other assets	12,711,753	15,212,784

Total assets	500,798,323	550,045,007

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	144,528,785	172,291,464
Interest bearing	299,599,366	318,864,162

Total deposits	444,128,151	491,155,626

Securities sold under agreements to repurchase	—	1,861,237
Advances from Federal Home Loan Bank of Atlanta	1,552,450	1,609,900
Treasury, tax, and loan account	231,388	495,572
Interest payable	873,892	912,570
Accrued expenses and other liabilities	1,558,917	1,577,461
Note payable to Trust	10,310,000	10,310,000

Total liabilities	458,654,798	507,922,366

Stockholders’ equity
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares, net of discount	9,968,452	9,953,381
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,550 and 2,388,125 shares in 2009 and 2008, respectively	23,886	23,881
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	6,450,676	6,429,869
Unearned stock based compensation	(77,974)	(87,446)
Accumulated other comprehensive income net of tax	320,078	480,584
Retained earnings	26,692,055	26,572,188

	43,377,173	43,372,457

Less: 153,839 and 155,855 treasury shares, at cost, respectively	1,233,648	1,249,816

Total stockholders’ equity	42,143,525	42,122,641

Total liabilities and stockholders’ equity	$500,798,323	$550,045,007

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
	2009	2008

Interest income:
Interest and fees on loans	$4,125,801	$5,098,263
Interest on investment securities available for sale:
Taxable	649,014	937,547
Nontaxable	325,921	347,420

Total investment income	974,935	1,284,967
Other interest income	104,954	254,186

Total interest income	5,205,690	6,637,416

Interest expense:
Interest on deposits	1,894,249	2,605,172
Interest on other borrowed funds	103,654	611,840

Total interest expense	1,997,903	3,217,012

Net interest income	3,207,787	3,420,404

Provision for loan losses	360,000	240,000

Net interest income after provision for loan losses	2,847,787	3,180,404

Noninterest income:
Service charge on deposits	847,093	807,467
Investment securities gains, net	—	2,761
Mortgage loan and related fees	32,468	60,631
Other	223,963	246,662

Total noninterest income	1,103,524	1,117,521

Noninterest expense:
Salaries and benefits	2,196,996	2,157,320
Net occupancy expense	574,511	684,460
Other	1,042,465	1,156,419

Total noninterest expense	3,813,972	3,998,199

Earnings before income tax benefits	137,339	299,726
Income tax benefits	(71,988)	(13,008)

Net earnings	209,327	312,734
Preferred stock dividends	74,389	—
Accretion on preferred stock discount	15,071	—

Net earnings available to common shareholders	$119,867	$312,734

Basic earnings per share available to common shareholders	$0.05	$0.14
Diluted earnings per share available to common shareholders	$0.05	$0.14
Basic weighted average shares outstanding	2,233,863	2,250,439

Diluted weighted average shares outstanding	2,235,288	2,255,514

Cash dividend per share	$—	$0.08

Statement of Comprehensive Income

Net earnings	$209,327	$312,734

Other comprehensive income (loss), net of tax:
Unrealized holding gain arising during the period	(160,506)	477,701
Reclassification adjustment for gains included in net income	—	1,657

Comprehensive income	$48,821	$792,092

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
Cash flows from operating activities
Net earnings	$209,327	$312,734
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	360,000	240,000
Depreciation of premises and equipment	328,585	316,366
Net accretion (amortization) of premium on investment securities available for sale	(13,602)	352,368
Net amortization of premium on investment securities held to maturity	(64,035)	—
Gain on sales or calls of investment securities available for sale, net	—	(2,761)
Writedown of other real estate	—	85,000
Stock-based compensation	11,384	4,531
Gain on disposal of equipment	—	(4,754)
Decrease in interest receivable	396,178	521,019
(Increase) decrease in other assets	(144,741)	311,004
Decrease in interest payable	(38,678)	(20,165)
Increase in accrued expenses and other liabilities	148,877	111,336

Net cash provided by operating activities	1,193,296	2,226,678

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	27,366,170	374,348,162
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	522,503	—
Proceeds from sales of investment securities available for sale	3,242,279	4,993,583
Purchases of investment securities available for sale	(18,975,401)	(391,573,000)
Purchases of investment securities held to maturity	(22,996,776)	—
Purchase of correspondent bank stock	(466,500)	—
Net increase in loans	(3,664,942)	(17,155,209)
Purchases of premises and equipment, net	(19,367)	(406,201)
Proceeds from sale of premises and equipmet	—	7,000

Net cash used in investing activities	(14,992,034)	(29,785,665)

Cash fows from financing activities
Net decrease in deposits	(47,027,475)	(24,163,024)
Net increase (decrease) in securities sold under agreements to repurchase	(1,861,237)	49,436,237
Cash dividends — preferred stock	(74,389)	—
Cash dividends — common stock	(167,421)	(168,633)
Proceeds from exercise of stock options	—	9,986
Proceeds from sale of common stock	5,130	6,732
Proceeds from sale of treasury stock	29,938	30,470
Repayments of advances from FHLB Atlanta	(57,450)	(57,450)
Decrease in other borrowed funds	(264,184)	(30,379)

Net cash provided by (used in) financing activities	(49,417,088)	25,063,939

Net decrease in cash and cash equivalents	(63,215,827)	(2,495,048)

Cash and cash equivalents, beginning of period	143,522,498	54,119,315

Cash and cash equivalents, end of period	$80,306,671	$51,624,267

Supplemental disclosures
Cash paid during the period for:
Interest	$2,036,581	$3,237,177
Income taxes	45,920	45,095

Noncash transactions
Transfer of loans to other real estate through foreclosure	$23,000	$60,000
See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
NOTE 1 — General
This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 — Net Earnings per Common Share
Basic net earnings per common share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2009 and 2008. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three month periods ended March 31, 2009 and 2008 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans. Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Diluted earnings per share	$0.05	$0.14

Weighted average common shares outstanding	2,233,863	2,250,439
Dilutive effect of the assumed exercise of stock options	1,425	5,075

Total weighted average common shares and potential common stock outstanding	2,235,288	2,255,514

NOTE 3 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the three month periods ended ($ in thousands):

	March 31,
	2009	2008
Balance at beginning of year	3,592	3,982
Provision charged to expense	360	240
Loans charged off	(53)	(326)
Recoveries	14	7

Balance at end of period	3,913	3,903

At March 31, 2009 and 2008, the amounts of nonaccrual loans were $19,345,112 and $10,399,244 respectively.
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
NOTE 5 — Stock Based Compensation
At March 31, 2009, the Corporation had two stock-based compensation plans. The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation accounts for its stock based compensation plans under FAS 123R, Share-Based Payment, whereby compensation cost is recognized for all stock-based payments based upon the grant-date fair value.

Stock Options
1998 Stock Option Plan
The following table represents stock option activity for the three months ended March 31, 2009:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	38,806	$15.36	3.1

Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	38,806	15.36	2.8

Exercisable, end of period	38,006	15.30	2.7

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended March 31, 2009 and 2008, respectively.

	2009	2008
Aggregate intrinsic value of outstanding options	$16,157	$219,093
Aggregate intrinsic value of exercisable options	$16,157	$214,493
Shares available for future stock option grants to employees and directors under the 1998 Stock Option Plan of United Bancorporation of Alabama, Inc. were 170,400 at March 31, 2009. The Corporation does not intend to issue additional options under the 1998 Stock Option Plan.
2007 Equity Incentive Plan
There were no outstanding stock options under the 2007 Equity Incentive Plan as of March 31, 2009.

Restricted Stock
The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the three months ended March 31, 2009:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares granted at beginning of period	9,580	17.34
Granted	—	—
Surrendered	—	—
Vested	—	—

Shares granted at end of period	9,580	17.34

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 298,420 at March 31, 2009.
As of March 31, 2009, there was $3,416 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 1.5 years.
NOTE 6 — Fair Value of Financial Instruments
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

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)
AFS Securities	$76,882,032	$—	$76,882,032	$—
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

Foreclosed Assets(Other Real Estate)
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
The following table presents the assets carried on the balance sheet by asset type and by level within the FAS No. 157 valuation hierarchy (as described above) as of March 31, 2009, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008.

					Three months ended
					March 31, 2009
	Carrying Value at March 31, 2009				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Impaired loans (1)	$17,713,047	$—	$7,053,888	$10,659,159	$(451,430)
Foreclosed assets	5,546,501	—	5,546,501	—	—

(1)	Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses.
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
The estimation of fair value is significant to a number of the Corporation’s assets, including, but not limited to, investment securities, other real estate, intangible assets and other repossessed assets. See NOTE 6 — Fair Value of Financial Instruments for additional discussion. Investment securities are recorded at fair value while other real estate, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets, such as the charter cost, discussed in Intangible Assets below, are periodically evaluated to determine if any impairment might exist.

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
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three months ended March 31, 2009 and 2008, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Three Months Ended March 31, 2009 and 2008, Compared
Summary
Net income for the three months ended March 31, 2009 was $209,327, a decrease of $103,407, or 33.1%, from the same period in 2008. The primary reasons for the decrease were a decrease in net interest income and an increase in the provision made for the allowance for losses on loans. These are discussed in detail below. During the first quarter, the Corporation completed an analysis of its expenses and specifically made a determination as to which were “controllable” and which were not. The Corporation identified several categories of expenses that were either “discretionary” or could potentially be eliminated. The result of this analysis was the establishment of the expense control program that is referenced in the discussion below.
Additionally, the balance sheet of the Corporation significantly changed during the first quarter of 2009 as a result of significant reductions of deposits from two customers totaling approximately $69 million. This reduction was anticipated by the Corporation as one of the depositors represented was holding a temporary deposit where the customer would be disbursing the funds for a project over the course of 2009. The other item represented a seasonal property tax receipt deposit for a local municipal government, which was planned to be disbursed to its operating departments during the quarter. For the temporary transaction, approximately $35 million of the funds were either disbursed or placed in investments during the quarter. For the seasonal deposit, approximately $34 million were distributed to the departments. As these deposits are subject to immediate withdrawal, the Corporation invests them in short term, highly liquid deposits or investment securities.

Net Interest Income
Net interest income was $3,207,787 during the first quarter of 2009, a reduction of $212,617 (6.2%) from the level experienced during the same period in 2008. Total interest income decreased $1,431,726 (21.6%) in the first quarter of 2009. A major part of the decrease was the effect of the significant reduction of the overnight fed funds rate by the Federal Reserve and the reductions impact on market rates charged on various loans, including, but not limited to, the prime rate. The most recent rate reduction of 75 basis points was made in mid-December 2008 and capped a total 400 basis points reduction in a series of actions during 2008. Interest and fees on loans was lower by $972,000 and this resulted in a reduction in the rate earned to 6.00% compared to 7.35% in the 2008 period. A major contributing factor to the decline in yield and interest income was the approximately $8,946,000 increase in non accrual loans at March 31, 2009 as compared to March 31, 2008. These revenue declines were partially offset by increased earning assets as average loans for the period ended March 31, 2009 were $3,052,000 higher than the average for the same period in 2008 and average total earning assets were $39,646,000 higher.
Total interest expense for the first quarter of 2009 decreased by $1,219,109 (37.9%) compared to the first quarter of 2008. The reduction in interest rates impacts interest bearing liabilities more slowly because time deposits maintain their rate until they can be repriced at their maturity. The effect of lower rates was countered by the decrease in interest bearing liabilities of $39,970,000 (10.6%) between the periods.
Both the increase in earning assets and the decrease in liabilities were primarily the result of the temporary or seasonal transactions for the two customers described above. The net interest margin decreased to 2.85% in the quarter from 3.33% in the same period in 2008. The effect of lower rates and the increased asset size at lower spreads caused by the transactions discussed above were the major factors in this reduction.
Provision for Loan Losses
The provision for loan losses totaled $360,000 for the first quarter of 2009 as compared to $240,000 for the same period in 2008. The increase to the Bank’s provision is reflective of historical loan losses, the additional non accrual loans being carried and growth in the loan portfolio. For further discussion of these changes see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income decreased $13,997 or 1.3% for the first quarter of 2009. Revenue from service charges and fees on deposit accounts increased approximately $39,600 (4.9%). This increase was more than offset by reductions in fees from the origination of mortgage loans (reduction of $28,000) and fees from insurance and securities sales (reduction of $45,000).

Noninterest Expense
Total noninterest expense decreased $184,227, or 4.6%, in the first quarter of 2009 compared to the same quarter of 2008 primarily as a result of the previously discussed expense control program. Salaries and benefits did increase as the bank put into service the new facility in Loxley, Alabama during the fourth quarter of 2008. Occupancy expense was lower in the quarter by $110,000 (16.1%) as costs for repairs, maintenance and insurance were closely managed. Other expenses were lower by $114,000 (9.9%). In the first quarter of 2008, the Corporation took a writedown of $85,000 in anticipation of the sale of an ORE property. There was no similar loss in the same period in 2009. Additionally, expenses in many categories were lower as a result of the expense control program. These reductions were evident in advertising (lower by $35,000) and legal/litigation fees (lower by $65,000). These declines were partially offset by expenses related to the new communications system ($23,000) and courier expenses associated with the new branch locations and increases in volume ($21,000).
Income Tax Benefits
Earnings before taxes for the first quarter of 2009 were $137,339 as compared to $299,726 in the first quarter of 2008, a decrease of $162,387 or 54.2%. Income tax benefits for the first quarter were $71,988 compared to $13,008 for the same period in 2008.
Financial Condition and Liquidity
Total assets on March 31, 2009 were $500,798,323, a decrease of $49,247,000 or 9.0% from December 31, 2008. At year end two customers had deposits which were either temporary or seasonal in nature. The temporary transactions have been discussed earlier and are primarily responsible for the reduction in deposits. The Corporation continues to take steps to maintain a strong liquidity position that is designed to provide sufficient availability of funds to meet planned needs. This liquidity position has been held at a higher than historical level because of the current economic uncertainty. The ratio of total loans to deposits plus repurchase agreements on March 31, 2009 was 63.8% as compared to 56.8% on December 31, 2008. This increase is the result of the decline in the temporary and seasonal transactions discussed earlier and growth in the loan portfolio of $3.6 million.
Cash and Cash Equivalents
Cash and cash equivalents as of March 31, 2009 decreased by $63,216,000, or by 44.0%, from December 31, 2009. The decrease is a result of the withdrawal of the temporary and seasonal deposits discussed earlier.
Investment Securities — Available for Sale
Investment securities available for sale decreased $8,645,000, or 10.1%, during the first quarter of 2009 as new investments and a portion of maturing and called investment securities were reinvested in the Held to Maturity category. Total investment securities showed an increase of $13.9 million during the quarter.

Investment Securities — Held to Maturity
Investment securities held to maturity increased $22,538,000, or 344.1%, during the first quarter of 2009. The Corporation, in 2008, determined that a portion of the investment portfolio represented a permanent investment and purchased securities in that amount that were designated as held to maturity. The amount at March 31, 2009 represents the maximum that is to be considered permanent investments at this time. Securities designated as held to maturity are not liquid or subject to sale. The Corporation will review the limits on this category regularly.
Loans
Gross loans increased by $3,604,000 or 1.3% at March 31, 2009, from December 31, 2008. The increases are in both consumer and commercial loans in the markets served by the Corporation.
Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate on the majority of the portfolio and the difference between the loan balance and value for loans that are considered to be impaired. A loan is considered to be impaired when it is 1) probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreements or 2) the loan terms have be renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in problem loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the estimated costs to sell. At the end of the first quarter of 2009, a reserve level of $3,913,301 was considered to be appropriate. This is equivalent to 1.38% of gross loans. The Bank’s 1.38 reserve percentage represents an increase from the 1.28% carried at year end 2008. Net charged-off loans for the first three months of 2009 were $38,000, as compared to $319,000 for the same period in 2008.
The Corporation has in place procedures to identify and deal with problem loans and potential problem loans. It is the goal of the Corporation to identify any problems, to develop and execute strategies to deal with those identified and establish reserves to deal with identified and historic shortfalls. Although reserves may be considered appropriate at a point in time, future events may change the ability of a borrower to pay or the underlying value of collateral. The Corporation will continue to monitor closely the condition of the portfolio and, in the current, uncertain economy, continue with its program to strengthen the level of reserves.

The following is a summary of information pertaining to the identified classifications of impaired and past due loans:

	As of the three months ended
	March 31,
	2009	2008

Impaired loans with a valuation allowance	$13,839,767	$9,511,312
Impaired loans without a valuation allowance	5,379,342	—

Total impaired loans	$19,219,109	$9,511,312

Valuation allowance related to impaired loans	$2,004,794	$2,159,505
Total nonaccrual loans	19,345,112	10,399,244
Total loans past due ninety days or more and still accruing	30,715	17,157
Troubled debt restructured loans	2,439,955	31,724
Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at March 31, 2009 and December 31, 2008. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		March 31,	December 31,
	Description	2009	2008
		(Dollars in Thousands)

A	Loans accounted for on a nonaccrual basis	$19,345	$14,700

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	31	28

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	2,440	1,106

D	Other non-performing assets	5,547	5,524

	Total	$27,363	$21,358

Premises and Equipment
Premises and equipment decreased $309,218 during the first quarter of 2009. The Corporation has completed the currently planned addition of branches. The previously planned addition of one branch has been delayed until economic conditions become clearer. The reduction in this account is due to the assets being depreciated with little additional capital spending to counter the reduction.
Intangible Assets
As of March 31, 2009 and December 31, 2008, the Corporation had recorded $934,763 in intangible assets.
Florida Charter — On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At March 31, 2009, the Corporation operated three branch offices in Florida.
Internet Domain Address — On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.
For the three months ended March 31, 2009 no impairment was recorded related to the intangible assets.
Deposits
Total deposits decreased $47,027,000, or 9.6%, at March 31, 2009 from December 31, 2008, including decreases of $27,763,000 in non-interest bearing deposits and $19,265,000 in interest bearing deposits. As previously discussed, the temporary and seasonal transactions accounted for the decline. Core deposits have continued to grow during the first quarter, primarily in the time deposit (savings and certificates of deposit) accounts which increased $9,700,000.
Repurchase Agreements
There was no amount held in securities sold under agreement to repurchase as of March 31, 2009, as compared to the balance of $1,861,237 as of December 31, 2008. This decrease is the result of customers choosing to move their funds into deposit accounts instead of repurchase agreements due to deposit products that offered higher interest rates, higher insurance coverage by the FDIC, or both.

Liquidity
One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds. Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank. In the current economy, these sources are not as reliable as in more normal times. The Corporation has chosen to maintain on balance sheet sources of liquidity such as federal funds sold and liquid short term investments at higher than historical levels to assure an adequate source of liquid funding. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2009 is considered appropriate by management.
Capital Adequacy
Total stockholders’ equity on March 31, 2009, was $42,143,525, an increase of $5,813, from December 31, 2008. This small increase is a combination of current period earnings of $209,327, the decrease of accumulated other comprehensive income net of tax of $160,506, the payment of a preferred stock dividend of $74,389 related to the U.S. Treasury’s Capital Purchase Program as described in the footnotes to the audited financial statements accompanying the Corporation’s Form 10-K for the year ended December 31, 2008, an increase in additional paid in capital of $20,807 arising from 1) the dividend reinvestment plan 2) an offering under the Corporation’s Employee Stock Purchase Plan and 3) compensation related to previous years’ grants of stock options, and the reduction in unearned stock based compensation of $9,472.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At March 31, 2009, trust preferred securities included in Tier 1 capital totaled $10 million.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its Bank to maintain minimum total capital (Total Risk-Based Capital) of at least 8% of risk-weighted assets, minimum core capital (Tier I Risk-Based Capital) of at least 4% of risk-weighted assets, and a minimum leverage ratio of at least 4% of average assets. Management believes, as of March 31, 2009 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2009, the most recent notification from the appropriate regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk Based Capital, Tier I Risk-Based Capital, and leverage ratios of at least 10%, 6%, and 5% respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

		Well
	March 31,	Capitalized
	2009	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	16.43%	N/A
Tier 1 risk-based capital	15.25	N/A
Leverage Ratio	9.69	N/A

United Bank
Total risk-based capital	16.04%	10.00%
Tier 1 risk-based capital	14.87	6.00
Leverage ratio	9.45	5.00
Based on management’s projections, existing regulatory capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Although the Bank has suspended further immediate expansion plans, continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.
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
The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

March 31,
2009

Commitments to extend credit	$36,338,000
Standby letters of credit	1,889,420

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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders of United Bancorporation of Alabama, Inc. was held on May 6, 2009.

(b)	The following nominees were elected as Directors of the Corporation, to serve until the 2012 Annual Meeting of Stockholders, by the votes indicated:

Nominee	For	Withheld
L. Walter Crim	1,389,604	3,339
Leslie H. Cunningham	1,388,839	4,105
William J. Justice	1,159,856	233,088
Richard K. Maxwell	1,381,865	11,078
The Directors of the Corporation whose terms of office continued after the 2009 Annual Meeting are as follows:

To Serve Until the Annual
Director	Meeting of Stockholders in the year
Michael R. Andreoli	2010
David Swift	2010
Dale M. Ash	2011
Robert R. Jones, III	2011
(c)	The stockholders for the Corporation approved the advisory (non-binding) proposal regarding the compensation of executive officers by the following vote:

For	Against	Abstained	Broker Non Votes
950,036	246,595	196,312	- 0 -

Item 6. Exhibits
(a)	Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
Date: May 14, 2009
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