Form 10-Q
period 2009-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2009-08-13
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2009.

Class A Common Stock 2,257,314 Shares
Class B Common Stock -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$13,895,305	$35,148,646
Interest bearing deposits in banks	82,437,543	91,773,852
Federal funds sold	20,000,000	16,600,000

Cash and cash equivalents	116,332,848	143,522,498

Securities available for sale (amortized cost of $65,014,366 and $84,725,733 respectively)	64,823,828	85,526,712

Securities held to maturity (market values of $27,943,929 and $6,596,039 respectively)	28,021,142	6,550,000

Loans	287,195,698	279,779,877
Less: Allowance for loan losses	4,899,092	3,591,558

Net loans	282,296,606	276,188,319

Premises and equipment, net	18,227,993	18,856,327
Interest receivable	3,003,551	3,253,604
Intangible assets	934,763	934,763
Other assets	16,135,462	15,212,784

Total assets	529,776,193	550,045,007

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	146,125,851	172,291,464
Interest bearing	327,745,763	318,864,162

Total deposits	473,871,614	491,155,626

Securities sold under agreements to repurchase	0	1,861,237
Advances from Federal Home Loan Bank of Atlanta	1,527,500	1,609,900
Treasury, tax, and loan account	686,270	495,572
Interest payable	803,081	912,570
Accrued expenses and other liabilities	1,997,721	1,577,461
Note payable to Trust	10,310,000	10,310,000

Total liabilities	489,196,186	507,922,366

Stockholders’ equity
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares, net of discount	9,983,741	9,953,381
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,992 and 2,388,125 shares, respectively	23,890	23,881
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	6,458,691	6,429,869
Unearned stock based compensation	(79,394)	(87,446)
Accumulated other comprehensive income (loss) net of tax	(114,327)	480,584
Retained earnings	25,541,054	26,572,188

	41,813,655	43,372,457

Less: 153,839 and 155,855 treasury shares, at cost, respectively	1,233,648	1,249,816

Total stockholders’ equity	40,580,007	42,122,641

Total liabilities and stockholders’ equity	$529,776,193	$550,045,007

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$4,288,089	$4,874,837	$8,413,890	$9,931,722
Interest on investment securities available for sale:
Taxable	601,793	767,392	1,250,807	1,704,939
Nontaxable	309,552	348,257	635,473	695,677

Total investment income	911,345	1,115,649	1,886,280	2,400,616
Other interest income	61,957	147,550	166,911	401,736

Total interest income	5,261,391	6,138,036	10,467,081	12,734,074

Interest expense:
Interest on deposits	1,766,175	2,363,789	3,660,424	4,968,961
Interest on other borrowed funds	99,396	340,178	203,050	952,018

Total interest expense	1,865,571	2,703,967	3,863,474	5,920,979

Net interest income	3,395,820	3,434,069	6,603,607	6,813,095

Provision for loan losses	2,240,000	500,000	2,600,000	740,000

Net interest income after provision for loan losses	1,155,820	2,934,069	4,003,607	6,073,095

Noninterest income:
Service charge on deposits	869,184	857,712	1,716,277	1,665,179
Investment securities gains (losses), net	172,066	(2,700)	172,066	61
Mortgage loan and related fees	44,817	58,240	77,285	118,871
Other	175,848	226,938	399,811	473,600

Total noninterest income	1,261,915	1,140,190	2,365,439	2,257,711

Noninterest expense:
Salaries and benefits	2,162,829	2,067,828	4,359,825	4,225,148
Net occupancy expense	602,401	601,060	1,176,912	1,212,924
Other	1,409,856	1,234,637	2,452,321	2,422,274

Total noninterest expense	4,175,086	3,903,525	7,989,058	7,860,346

Earnings (Losses) before income tax benefits	(1,757,351)	170,734	(1,620,012)	470,460
Income tax benefits	(753,200)	(61,073)	(825,188)	(74,081)

Net earnings (losses)	(1,004,151)	231,807	(794,824)	544,541
Preferred stock dividends	128,750	—	203,139	—
Accretion on preferred stock discount	15,289	—	30,360	—

Net earnings (losses) available to common shareholders	$(1,148,190)	$231,807	$(1,028,323)	$544,541

Basic earnings (losses) per share	$(0.51)	$0.10	$(0.46)	$0.24
Diluted earnings (losses) per share	$(0.51)	$0.10	$(0.46)	$0.24
Basic weighted average shares outstanding	2,234,920	2,251,235	2,234,394	2,250,852

Diluted weighted average shares outstanding	2,236,167	2,252,091	2,235,641	2,251,708

Cash dividend per share	$—	$—	$—	$0.08

Statement of Comprehensive Income (Loss)

Net earnings (losses)	$(1,004,151)	$231,807	$(794,824)	$544,541

Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during the period	(331,165)	(621,141)	(491,671)	(141,783)
Reclassification adjustment for gains included in net earnings (losses)	(103,240)	1,620	(103,240)	(37)

Comprehensive Income (Loss)	$(1,438,556)	$(387,714)	$(1,389,735)	$402,721

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2009	2008

Cash flows from operating activities
Net earnings (losses)	$(794,824)	$544,541
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	2,600,000	740,000
Depreciation of premises and equipment	657,379	649,401
Net amortization (accretion) of premium / discount on investment securities available for sale	49,121	(539,165)
Net amortization of premium on investment securities held to maturity	131,201	—
Gain on sales of investment securities available for sale, net	(172,066)	(61)
(Gain) loss on sale of other real estate	(22,418)	1,045
Writedown of other real estate	4,500	85,000
Stock-based compensation	17,982	11,400
Gain (loss) on disposal of equipment	9,790	(4,754)
Decrease in interest receivable	250,053	707,614
(Increase) decrease in other assets	(2,064,872)	46,234
Decrease in interest payable	(109,489)	(36,444)
Increase (decrease) in accrued expenses and other liabilities	584,876	(127,421)

Net cash provided by operating activities	1,144,043	2,077,390

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	34,209,798	710,398,842
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	1,000,000	—
Proceeds from sales of investment securities available for sale	14,258,707	4,993,512
Purchases of investment securities available for sale	(25,410,331)	(729,134,228)
Purchases of investment securities held to maturity	(22,602,343)	—
Net increase in loans	(10,492,428)	(24,923,951)
Purchases of premises and equipment, net	(46,835)	(1,590,869)
Proceeds from sale of premises and equipment	8,000	7,000
Proceeds from sale of other real estate	116,997	113,279

Net cash used in investing activities	(8,958,435)	(40,136,415)

Cash flows from financing activities
Net increase (decrease) in deposits	(17,284,012)	2,440,022
Net increase (decrease) in securities sold under agreements to repurchase	(1,861,237)	28,651,152
Cash dividends — preferred stock	(203,139)	—
Cash dividends — common stock	(167,426)	(337,471)
Proceeds from exercise of stock options	—	9,986
Proceeds from sale of common stock	5,130	6,732
Purchase of treasury stock	—	(31,388)
Proceeds from sale of treasury stock	29,938	61,884
Repayments of advances from FHLB Atlanta	(82,400)	(82,400)
Increase (decrease) in other borrowed funds	190,698	(130,522)

Net cash provided by (used in) financing activities	(19,375,258)	30,587,995

Net decrease in cash and cash equivalents	(27,189,650)	(7,471,030)

Cash and cash equivalents, beginning of period	143,522,498	54,119,315

Cash and cash equivalents, end of period	$116,332,848	$46,648,285

Supplemental disclosures
Cash paid during the period for:
Interest	$3,972,963	$5,957,423
Income taxes	52,352	83,161

Noncash transactions
Transfer of loans to other real estate through foreclosure	$1,784,141	$1,552,060
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

NOTE 2 — Net Earnings (Losses) per Share
Basic net earnings (losses) per share were computed by dividing net earnings (losses) by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2009 and 2008. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings (losses) per share for the three and six month periods ended June 30, 2009 and 2008 were computed by dividing net earnings (losses) by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings (losses) per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Diluted earnings (losses) per share	$(0.51)	$0.10	$(0.46)	$0.24

Weighted average common shares outstanding	2,234,920	2,251,235	2,234,394	2,250,852

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	1,247	856	1,247	856

Total weighted average common shares and potential common stock outstanding	2,236,167	2,252,091	2,235,641	2,251,708

NOTE 3 — Investment Securities
Available for Sale
The amortized cost and fair value of investment securities available for sale at June 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
June 30, 2009
U.S. government sponsored agencies	$34,867,979	$410,555	$(163,255)	$35,115,279
State and political subdivisions	30,136,234	277,545	(707,160)	29,706,619
Mortgage-backed securities	—	—	—	—
Equity securities	10,153	—	(8,223)	1,930

	$65,014,366	$688,100	$(878,638)	$64,823,828

December 31, 2008
U.S. government sponsored agencies	$38,977,901	$574,397	$—	$39,552,298
State and political subdivisions	33,040,244	511,299	(428,646)	33,122,897
Mortgage-backed securities	12,707,588	193,462	(49,533)	12,851,517
Equity securities	—	—	—	—

	$84,725,733	$1,279,158	$(478,179)	$85,526,712

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross gains realized	$189,353	$1,000	$189,353	$3,761
Gross losses realized	(17,287)	(3,700)	(17,287)	(3,700)

Net gain (loss) realized	$172,066	$(2,700)	$172,066	$61

Those investment securities classified as available for sale which have an unrealized loss position at June 30, 2008 and December 31, 2008 are detailed below:
June 30, 2009

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies & mortgage-backed securities	$11,101,766	$(163,255)	$—	$—	$11,101,766	$(163,255)
State and political subdivisions	$9,900,093	$(275,962)	$3,453,563	$(431,198)	13,353,656	(707,160)
Equity securities	1,930	(8,223)	—	—	1,930	(8,223)

	$21,003,789	$(447,440)	$3,453,563	$(431,198)	$24,457,352	$(878,638)

December 31, 2008

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies & mortgage-backed securities	$2,453,105	$(27,224)	$1,191,568	$(22,309)	$3,644,673	$(49,533)

State and political subdivisions	7,843,035	(387,848)	1,218,280	(40,798)	9,061,315	(428,646)

	$10,296,140	$(415,072)	$2,409,848	$(63,107)	$12,705,988	$(478,179)

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at June 30, 2009. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. government sponsored agencies	$2,499,399	$20,053,913	$12,314,667	$—	$34,867,979
State and political subdivisions	1,004,889	6,405,901	12,805,916	9,919,528	30,136,234
Equity securities	10,153	—	—	—	10,153

Total	$3,514,441	$26,459,814	$25,120,583	$9,919,528	$65,014,366

Fair Value
U.S. government sponsored agencies	$2,506,197	$20,262,006	$12,347,076	$—	$35,115,279
State and political subdivisions	1,010,089	6,485,366	12,741,644	9,469,520	29,706,619
Equity securities	1,930	—	—	—	1,930

Total	$3,518,216	$26,747,372	$25,088,720	$9,469,520	$64,823,828

Total Average Yield	2.11%	3.53%	4.00%	4.09%	3.72%

Held to Maturity
The amortized cost and fair value of investment securities held to maturity at June 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
June 30, 2009
U.S. government sponsored agencies securities	$27,521,142	$101,554	$(178,767)	$27,443,929
Other domestic debt securities	500,000	—	—	500,000

	$28,021,142	$101,554	$(178,767)	$27,943,929

December 31, 2008
U.S. government sponsored agencies securities	$6,050,000	$46,539	$(500)	$6,096,039
Other domestic debt securities	500,000	—	—	500,000

	$6,550,000	$46,539	$(500)	$6,596,039

There were no sales of securities held to maturity for the three and six months ended June 30, 2009 and 2008.
Those investment securities classified as held to maturity which have an unrealized loss position at June 30, 2009 and December 31, 2008, are detailed below:
June 30, 2009

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies	$14,257,117	$(178,767)	$—	$—	$14,257,117	$(178,767)

Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$14,257,117	$(178,767)	$—	$—	$14,257,117	$(178,767)

December 31, 2008

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies	$999,500	$(500)	$—	$—	$999,500	$(500)

Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$999,500	$(500)	$—	$—	$999,500	$(500)

The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at June 30, 2009. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. government sponsored agencies	$—	$8,080,107	$18,438,229	$1,002,806	$27,521,142
State and political subdivisions	—	—	—	—	—
Other debt securities	—	500,000	—	—	500,000

Total	$—	$8,580,107	$18,438,229	$1,002,806	$28,021,142

Fair Value
U.S. government sponsored agencies	$—	$8,115,981	$18,324,441	$1,003,507	$27,443,929
State and political subdivisions	—	—	—	—	—
Other debt securities	—	500,000	—	—	500,000

Total	$—	$8,615,981	$18,324,441	$1,003,507	$27,943,929

Total Average Yield	0.00%	3.09%	3.43%	1.15%	3.24%

NOTE 4 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

	June 30
	2009	2008
Balance at beginning of year	3,592	3,982

Provision charged to expense	2,600	740

Loans charged off	(1,314)	(2,159)

Recoveries	21	19

Balance at end of period	4,899	2,582

At June 30, 2009 and 2008, the amounts of nonaccrual loans were $20,147,173 and $8,168,374 respectively.
NOTE 5 — Operating Segments
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
NOTE 6 — Stock Based Compensation
At June 30, 2009, the Corporation had two stock-based compensation plans. The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation accounts for its stock based compensation plans under FAS 123R, Share-Based Payment, whereby compensation cost is recognized for all stock-based payments based upon the grant-date fair value.

Stock Options
1998 Stock Option Plan
The following table represents stock option activity for the six months ended June 30, 2009:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	38,806	15.36
Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	38,806	15.36	2.6

Exercisable, end of period	38,006	15.30	2.5

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2009 and 2008, respectively.

	2009	2008
Aggregate intrinsic value of outstanding options	$17,381	$58,021

Aggregate intrinsic value of exercisable options	$17,381	$13,229
The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.
2007 Equity Incentive Plan
The following table represents stock option activity for the six months ended June 30, 2009:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	—	—
Granted	4,000	14.85
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	4,000	14.85	9.9

Exercisable, end of period	800	14.85	9.9

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2009 and 2008, respectively.

	2009	2008
Aggregate intrinsic value of outstanding options	$600	$—

Aggregate intrinsic value of exercisable options	$120	$—
The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model.

	2009	2008
Weighted-average expected life (in years)	10	N/A

Expected Volatility	20.00%	N/A
Risk-free interest rate	3.86%	N/A
Expected dividend yield	2.02%	N/A
Weighted-average fair value of options granted during the period	$3.88	N/A
Restricted Stock
The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the six months ended June 30, 2009:

	stock	average
	activity	fair value
Shares under grant at beginning of period	9,580	17.34
Granted	442	14.85
Surrendered	—	—
Vested	—	—

Shares under grant at end of period	10,022	17.20

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,978 at June 30, 2009.
As of June 30, 2009, there was $17,479 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 3.75 years.

NOTE 7 — Fair Value of Financial Instruments
Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 did not have an impact on the Corporation’s financial statements except for the expanded disclosures noted below.
The Corporation determines the fair market values of financial instruments based on the fair value hierarchy. The standard describes three levels of inputs that may be used to measure fair value as provided below.
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

Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, substantially all of the Corporation’s available-for-sale securities are considered to be Level 2 securities.

Fair Value Measurements at June 30, 2009 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)
AFS Securities	$64,823,828	$1,930	$64,821,898	$—
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
Foreclosed Assets (Other Real Estate)
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
The following table presents the assets carried on the balance sheet by asset type and by level within the FAS No. 157 valuation hierarchy (as described above) as of June 30, 2009, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008.

					Six Months Ended
					June 30, 2009
	Carrying Value at June 30, 2009				Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Impaired loans (1)	$19,200,702	$—	$6,490,552	$12,710,150	$(2,273,902)
Foreclosed assets	7,209,141	—	7,209,141	—	(4,500)

(1)	Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan loss
In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 was effective for the Corporation beginning January 1, 2008, the Corporation has not elected the fair value option that is offered by this statement.
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

The carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short-term investments	$116,333	$116,333	$143,522	$143,546
Investment securities	92,845	92,768	92,077	92,123
Loans, net of the allowance for loan losses	282,297	283,211	276,188	275,720
Bank owned life insurance	2,670	2,670	2,601	2,601
Accrued interest receivable	3,004	3,004	3,254	3,254

Financial liabilities:
Deposits	473,872	479,629	491,156	492,531
Securities sold under agreements to repurchase	—	—	1,861	1,861
Other borrowed funds	686	686	496	496
FHLB advances	1,528	1,617	1,610	2,206
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	803	803	913	913
NOTE 8 — Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Corporation adopted this new standard effective April 1, 2009.
In April 2009, the Corporation adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This FSP amended the other-than-temporary impairment guidance for debt securities. The adoption of this FSP did not have an impact on the consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Corporation adopted this new standard effective April 1, 2009. See NOTE 9 below for the disclosure as required by the standard.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP, and there is no expected impact on the consolidated financial statements.
NOTE 9 — Subsequent Events
The Corporation has evaluated all subsequent events through August 12, 2009, the last business day before the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this From 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 12, 2009, there were no subsequent events which required recognition or disclosure.

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
The estimation of fair value is significant to a number of the Corporation’s assets, including, but not limited to, investment securities, impaired loans, other real estate, intangible assets and other repossessed assets. See NOTE 7 — Fair Value of Financial Instruments for additional discussion. Investment securities are recorded at fair value while impaired loans, other real estate, intangible assets and other repossessed assets are recorded at either cost or fair value, whichever is lower. Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of other real estate and repossessions are typically determined based on third-party appraisals less estimated costs to sell. Intangible assets, such as the charter cost, discussed in Intangible Assets below, are periodically evaluated to determine if any impairment might exist.

The estimation of fair value and subsequent changes of fair value of investment securities, impaired loans, other real estate, repossessions and intangible assets can have a significant impact on the value of the Corporation, as well as have an impact on the recorded values and subsequently reported net income.
Changes in interest rates is the primary determining factor in the fair value of investment securities, and the value at which these assets are reported in the Corporation’s financial statements. Local economic conditions are often the key factor in the valuation of impaired loans, other real estate and repossessed assets. Changes in these factors can cause assets to be written down and have an impact on the financial results. The overall financial condition and results of operations of the banking unit is the primary determinant as to the value of recorded intangible assets.
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the six and three months ended June 30, 2009 and 2008, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Six Months Ended June 30, 2009 and 2008, Compared
Summary
The Corporation recorded a net loss for the six months ended June 30, 2009 of $794,824, a decrease of $1,339,365 from the profit of $544,541 recorded in the same period in 2008. The primary reasons for the decrease were an increase in the provision for loan losses for the six months ended June 30, 2009 to $2,600,000 as compared to the June 30, 2008 provision of $740,000, the accrual of $240,000 in relation to a special assessment by the FDIC to replenish the deposit insurance fund, and a reduction in net interest income. In light of the current economic and financial environment, additional similar assessments by the FDIC are possible at any time. These items are discussed in detail below.
Total assets at June 30, 2009 were $529,776,193 vs. $550,045,007 at year end, 2008. Both periods were impacted by two temporary transactions. One is the deposits by a local municipal government which had an effect on both dates. The June 30, 2009 amount was inflated by the deposit on June 29, 2009 of approximately $28 million with the funds being withdrawn on July 1, 2009 as they were disbursed to the operating departments of that local municipal government. This same local municipal government had $36 million on deposit at year end 2008. The second is the customer accommodation transaction discussed in previous reports. Another customer had on deposit $62 million at year end 2008. These funds were planned to be disbursed throughout 2009 to fund a construction project. On June 30, 2009, approximately $36 million remained on deposit. If the effects of both the municipal government and the customer accommodation transactions are eliminated, the core assets were $464 million on June 30, 2009 and $452 million on December 31, 2008 with the increase of $14 million consisting primarily of certificates of deposit and savings accounts.

Net Interest Income
Total interest income for the first six months of 2009 was $10,467,081. This represents a decrease of $ 2,266,993 (17.8%) from the same period in 2008. This decrease occurred during a period of significant rate reductions by the Federal Reserve, which produced declines in market rates. Specifically, the target Fed Funds rate was reduced 400 basis points to 0.25% during the period from January, 2008 through June, 2009 and negatively impacted prevailing market rates on various loans, including, but not limited to, the prime rate. This reduced the yield earned on loans whose interest rate adjusts with the level of the prime rate. Also contributing to the decline in yield was the approximately $11,979,000 increase in non accrual loans at June 30, 2009 as compared to June 30, 2008. As a result, the rate earned on loans for the 2009 period was 5.66% compared to 6.65% in the 2008 period.
Total interest expense for the first six months of 2009 decreased by $2,057,505 (34.7%), to $3,863,474 for the 2009 six month period from $5,920,979 in the 2008 period. This was a function of the lower level of interest rates as time deposits matured and were reissued at lower interest rates.
Contributing to an increase in both earning assets and interest bearing liabilities were the two large, temporary transactions described above. These balances averaged approximately $48,000,000 for the first six months of 2009; roughly double the $24,000,000 averaged by the single municipal transaction in 2008. The increases in both interest earning assets and interest bearing liabilities from both temporary transactions are anticipated to decline by late third quarter 2009 as the customers withdraw the funds for their intended use. These transactions affect several areas of the balance sheet and income statement and are further discussed in the appropriate other sections.
The net interest margin for the six months ended June 30, 2009 decreased to 3.19% from 3.33% in the same period in 2008. A substantial part of the decrease was caused by the customer accommodation transactions discussed above which were invested at a spread of approximately 25 basis points (0.25%). Without these temporary transactions, the net interest margin would have been approximately 3.36%.
Provision for Loan Losses
The provision for loan losses totaled $2,600,000 for the first six months of 2009 as compared to $740,000 for the same period in 2008, an increase of $1,860,000. The increase to the provision reflects the growth of the loan portfolio, historical and current loan losses, the current assessment of nonaccrual loans, and the general economy. Based on an analysis of the increased level of both nonaccrual assets and charge offs experienced during the period, management determined that an additional provision to increase the level of the Allowance for Loan Losses was advisable. For a further, detailed discussion of these changes see Allowance for Loan Losses below.

Noninterest Income
Total noninterest income increased $107,728 or 4.8% to $2,365,439 for the first half of 2009 from $2,257,711 for the first six months of 2008. A one time gain on the disposal of the mortgage backed securities portfolio and increased revenue from service charges on deposit accounts offset decreased revenue from mortgage origination fees and financial services sales (securities and insurance).
The disposal of the mortgage backed securities portfolio was undertaken to assure the availability of liquid funds in the current uncertain economic environment. The bank’s liquidity position has been managed to meet the planned disposition of funds by the two large temporary transactions discussed in this report. In addition, the bank wanted to be in a position to allow time deposits to depart should rates being paid by certain competitors draw funds away. The mortgage backed securities portfolio was chosen for liquidation as this type of security requires constant monitoring and a large commitment of management time, which could be better utilized.
Noninterest Expense
Total noninterest expense for the first six months of 2009 was $7,989,058, which was an increase of $128,712, or 1.6%, from the $7,860,346 recorded in the same period of 2008. Between the two periods, the cost of FDIC deposit insurance increased by $361,623 to $432,000 (including the special assessment) in the 2009 first half.
Salaries and benefits increased by $134,677 (3.2%) to $4,359,825. The majority of the increase is due to the opening of a new, previously planned and committed retail branch facility in Loxley, Alabama in late 2008
Occupancy expenses were lower by $36,012 even considering the new Loxley branch and the placing into service of a new facility in Milton, Florida.
Other expenses were higher by $30,047. This category includes the large increase in expense for FDIC deposit insurance of $361,623.
As discussed in previous reports, the Corporation has put in place expense control measures to identify and reduce expenditures that can be controlled. This initiative has shown results in several areas. Total headcount has been reduced to 182 at June 30, 2009 from 190 at June 30, 2008 as the Corporation has looked at the work processes and adjusted staffing as turnover has occurred. Capital expenditures have been controlled so that only expenditures that are mission critical have been undertaken. The result has been flat depreciation expense even after placing two new buildings in service. Other expenses show a reduction (after eliminating the increased FDIC expenses) which is the result of reduced spending on discretionary items. Expenses necessary to retain business and service customers continue, but the process has produced savings in advertising, legal and check clearing expenses.

Income Taxes
Losses before taxes for the first six months of 2009 were $1,620,012 as compared to earnings of $470,460 in the same period of 2008, a decrease of $2,090,472. The income tax benefit for the period ended June 30, 2009 was $825,188 compared to a benefit of $74,081 for the same period in 2008.
Three Months Ended June 30, 2009 and 2008, Compared
Summary
Net loss for the three months ended June 30, 2009 was $1,004,151, compared to net income of $231,807 as of June 30, 2008, a decrease of $1,235,958. As discussed earlier, both the additional provision for losses on loans of $1,800,000 and the special FDIC insurance assessment of $240,000 were recorded in June, 2009.
Net Interest Income
Total interest income decreased $876,645 (14.3%) in the second quarter of 2009 as compared to 2008 as interest rates had declined significantly and non accrual loans increased. The average of loans outstanding decreased to $286 million from $291 million and the average rate earned during the second quarter of 2009 was 5.63% as compared to 6.37% in 2008, reflecting the substantial reduction in interest rates experienced since the second quarter of 2008.
Total interest expense decreased by $838,396, or 31.0%, in the second quarter of 2009 compared to the same period in 2008. Average interest bearing liabilities for the second quarter decreased $74,482,000 to $310,256,000 as compared to 2008. The decrease was the result of a change in the mix of liabilities as funds held as repurchase agreements in 2008 were converted to non interest bearing demand deposits in 2009. This was done by the customers for two reasons. The rate paid on repurchase agreements to the Corporation’s customers declined to zero, as a result of the Federal Reserve actions in reducing interest rates. At the same time, the FDIC put into place the Transaction Account Guarantee Program, which United Bank elected to join and the repurchase agreement customers chose unlimited FDIC insurance offered by demand accounts. As a result, the average rate paid on interest bearing liabilities decreased to 2.41% in 2009 as compared to 2.93% in 2008.
The net interest margin decreased to 3.19% for the second quarter of 2009, as compared to 3.29% for the same period in 2008. The reduction in the margin is a reflection of the reduction in the yield on loans that immediately reprice with movements in interest rates, with a slower reaction in the cost of funds as time deposits are repriced only as they reach maturity and are renewed. Also, the customer accommodation transaction contributed to this reduction in the percentage net interest margin.

Provision for Loan Losses
The provision for loan losses totaled $2,240,000 for the second quarter of 2009 as compared to $500,000 for the same period in 2008. Based on an analysis of the increased level of both nonaccrual assets and charge offs experienced during the period, management determined that an additional provision to increase the level of the Allowance for Loan Losses was advisable. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.
Noninterest Income
Total noninterest income increased $121,725 or 10.7% for the second quarter of 2009 and is largely the effect of the gain on sale of securities of $172,000 resulting from the previously discussed sale of the mortgage backed securities portfolio. Offsetting this increase were decreases in both mortgage loan fees and revenue from the sales of securities and insurance.
Noninterest Expense
Total noninterest expense increased $271,561, or 7.0%, during the second quarter of 2009 compared to the same quarter of 2008. Salaries and benefits increased $95,001, or 4.6%, in the second quarter comparison primarily as the result of the opening of the Loxley, Alabama retail branch, as previously discussed. Occupancy expense was flat showing only a $1,341 increase between the two periods. Other noninterest expense increased by $175,219 as the result of the FDIC special assessment of $240,000 and an increase in the basic FDIC insurance cost of $58,410. Total FDIC costs for the second quarter of 2009 were $298,410 over the same period in 2008. The increased FDIC insurance expense was partially offset by reductions in controllable expenses as previously discussed.
Income Taxes
Losses before taxes for the second quarter of 2009 were $1,757,351 as compared to earnings of $170,734 in the second quarter of 2008, a decrease of $1,928,085. Income tax benefit for the second quarter of 2009 were $753,200 as compared to a benefit of $61,073 for the same period in 2008.
Financial Condition and Liquidity
Total assets on June 30, 2009 were $529,776,193, a decrease of $20,268,814 or 3.7% from December 31, 2008. The decrease was primarily the result of the customer accommodation transaction described above. The Corporation continues to take steps to maintain a strong liquidity position that is designed to provide sufficient availability of funds to meet planned and unplanned needs. This liquidity position is being held at a higher than historic level because of the current economic uncertainty. The ratio of loans (net of allowance) to deposits plus repurchase agreements on June 30, 2009 was 59.6% as compared to 64.8% at June 30, 2008 and 56.2% at December 31, 2008.
Cash and Cash Equivalents
Cash and cash equivalents as of June 30, 2009 decreased by $27,190,000, or by 18.9%, from December 31, 2008. The decrease was a result of reductions for planned uses of the temporary transactions discussed earlier.
Investment Securities — Available for Sale
Investment securities available for sale decreased $20,703,000, or 24.2%, during the first six months of 2009 as new investments and a portion of maturing and called investment securities were reinvested in the Held to Maturity category.
Investment Securities — Held to Maturity
Investment securities held to maturity increased $21,471,000, or 327.8%, during the first six months of 2009. The Corporation, in 2008, determined that a portion of the investment portfolio represented a permanent investment and purchased securities in that amount that were designated as held to maturity. Securities designated as held to maturity are not liquid or subject to sale. The Corporation will review the limits on this category regularly.
Loans
Loans increased by $7,416,000 or 2.7% at June 30, 2009, from December 31, 2008. The Corporation continues to seek loans in the markets it serves that are high quality and well secured.
Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate on the majority of the portfolio and the difference between the loan balance and the fair value for loans that are considered to be impaired. Loans are considered impaired when it is 1) probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreements or 2) the loan terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in nonaccrual loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the estimated costs to sell. As of June 30, 2009, the reserve level of $4,899,092 is considered to be appropriate considering the reserves allocated on specifically identified credits and a general allowance based on historic losses adjusted as noted above. This reserve level is equivalent to 1.71% of gross loans and represents an increase from the 1.28% carried at December 31, 2008. Net charged-off loans for the first six months of 2009 were $1,293,000, as compared to $2,140,000 for the same period in 2008. Substantially all of the loans charged off during the first six months are among those previously identified as nonaccrual loans by management in accordance with regulatory guidance pertaining to the allowance for loan losses.
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
The following is a summary of information pertaining to the identified classifications of impaired and past due loans:

	As of the six months ended
	June 30,
	2009	2008
Impaired loans with a valuation allowance	$16,285,462	$5,406,919
Impaired loans without a valuation allowance	5,661,240	5,012,929

Total impaired loans	$21,946,702	$10,419,848

Valuation allowance related to impaired loans	$2,746,000	$845,513
Total nonaccrual loans	20,147,173	8,168,374
Total loans past due ninety days or more and still accruing	11,442	22,474
Troubled debt restructured loans	4,486,732	1,410,575

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at June 30, 2009 and December 31, 2008. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		June 30,	December 31,
		2009	2008
		(Dollars in Thousands)
	Description

A	Loans accounted for on a nonaccrual basis	$20,147	$14,700

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	11	28

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	4,487	1,106

D	Other non-performing assets	7,209	5,524

	Total	$31,854	$21,358

Premises and Equipment
Premises and equipment decreased $628,000 during the first six months of 2009. The reduction is the result of assets being depreciated and not replaced as capital expenditures have been controlled in line with the expense control initiative discussed above. The Corporation has in place a process where the necessity of any capital expenditure is scrutinized closely. As a general rule, only expenditures that correct a potential negative impact on operations or customer service or create cost savings are being approved.
Intangible Assets
As of June 30, 2009 and December 31, 2008, the Corporation had recorded $934,763 in intangible assets.
Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At June 30, 2009, the Corporation operated three branch offices in Florida.
Internet Domain Address – On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.
For the six months ended June 30, 2009 no impairment was recorded related to the intangible assets.
Deposits
Total deposits decreased $17,284,000 or 3.5%, at June 30, 2009 from December 31, 2008, as a portion of the temporary deposits (approximately $28 million) recorded at the December date were withdrawn for their intended purpose. Growth in retail time deposits ($6 million) and savings accounts ($3 million) offset some of the planned decline.
Repurchase Agreements
There was no amount held in securities sold under agreement to repurchase as of June 30, 2009, as compared to the balance of $1,861,237 as of December 31, 2008. This decrease is the result of customers choosing to move their funds into deposit accounts instead of repurchase agreements due to deposit products that offered higher interest rates, higher insurance coverage by the FDIC, or both.
Liquidity
One of the Corporation’s goals is to provide an appropriate level of liquidity which is to say providing adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. During the current economic unrest this goal has become more important and the Corporation has maintained liquidity at a higher level than usual. Liquidity is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds. Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. The stock of short term, liquid assets in the securities and short term investment portfolios have been maintained at higher than normal levels. To provide additional liquidity, the Corporation utilizes short-term financing through the purchase of federal funds, and maintains borrowing relationships with the Federal Home Loan Bank and Federal Reserve Bank to provide liquidity. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The maintenance of the higher level of liquidity also has a negative impact on the net interest margin. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at June 30, 2009 is considered appropriate by management.
Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on June 30, 2009, was $40,580,007, a decrease of $1,572,994, or 3.7%, from December 31, 2008. This net decrease is a combination of 1) the current period loss, 2) the decrease in unrealized gains on securities available for sale, and 3) the payment of a preferred stock dividends of $203,139 related to the U.S. Treasury’s Capital Purchase Program as described in the footnotes to the audited financial statements accompanying the Corporation’s Form 10-K for the year ended December 31, 2008.
In early 2009, the Corporation returned to its historic practice of semi annual dividends. To preserve capital in the current, uncertain economy, the Corporation declared, in lieu of a cash dividend, a 1% stock dividend, payable on July 15, 2009 to shareholders of record on June 30, 2009. The effect of this dividend will be to increase the shares outstanding and reduce treasury shares, both by 22,351 shares. This move will retain cash and capital. The Corporation will continue to evaluate economic conditions and earnings in determining the amount and form of any future dividend payments.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies as Tier 1 capital. At June 30, 2009, trust preferred securities included in Tier 1 capital totaled approximately $9,940,000.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its Bank to maintain minimum total capital (Total Risk-Based Capital) of at least 8% of risk-weighted assets, minimum core capital (Tier I Risk-Based Capital) of at least 4% of risk-weighted assets, and a minimum leverage ratio of at least 4% of average assets. Management believes, as of June 30, 2009 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2009, the most recent notification from the appropriate regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk Based Capital, Tier I Risk-Based Capital, and leverage ratios of at least 10%, 6%, and 5% respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category.

		Well
	June 30,	Capitalized
	2009	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	17.29%	N/A
Tier 1 risk-based capital	15.72	N/A
Leverage Ratio	9.71	N/A

United Bank
Total risk-based capital	16.53%	10.00%
Tier 1 risk-based capital	15.27	6.00
Leverage ratio	9.70	5.00
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
The following table sets forth the off-balance sheet risk of the Bank as of June 30, 2009.

June 30,
2009
Commitments to extend credit	$44,700,000
Standby letters of credit	1,876,000

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
In addition to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, there is a possibility that the FDIC would make additional assessments to replenish the deposit insurance fund. Such an assessment would have a negative impact on the earnings of the Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	A description of actions taken at the annual meeting of security holders of United Bancorporation of Alabama, Inc. on May 3, 2009 was reported under Item 4 of the Corporation’s Form 10-Q for the quarter ended March 31, 2009, and is incorporated by reference herein.

Item 6.	Exhibits
(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 13, 2009

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