Form 10-Q
period 2009-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2009-11-12
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2009.
Class A Common Stock.... 2,257,314 Shares
Class B Common Stock.... -0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended September 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$18,880,834	$35,148,646
Interest bearing deposits in banks	18,239,582	91,773,852
Federal funds sold	10,000,000	16,600,000

Cash and cash equivalents	47,120,416	143,522,498

Securities available for sale (amortized cost of $71,737,776 and $84,725,733 respectively)	73,148,560	85,526,712

Securities held to maturity (market values of $22,115,977 and $6,596,039 respectively)	21,938,005	6,550,000

Loans	290,993,469	279,779,877
Less: Allowance for loan losses	5,425,934	3,591,558

Net loans	285,567,535	276,188,319

Premises and equipment, net	17,908,795	18,856,327
Interest receivable	2,922,682	3,253,604
Intangible assets	934,763	934,763
Other assets	17,142,461	15,212,784

Total assets	466,683,217	550,045,007

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	119,517,816	172,291,464
Interest bearing	291,181,990	318,864,162

Total deposits	410,699,806	491,155,626

Securities sold under agreements to repurchase	0	1,861,237
Advances from Federal Home Loan Bank of Atlanta	1,470,050	1,609,900
Treasury, tax, and loan account	947,383	495,572
Interest payable	726,416	912,570
Accrued expenses and other liabilities	1,790,186	1,577,461
Note payable to Trust	10,310,000	10,310,000

Total liabilities	425,943,841	507,922,366

Stockholders’ equity
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares, net of discount	9,999,251	9,953,381
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,992 and 2,388,125 shares, respectively	23,890	23,881
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	6,611,511	6,429,869
Unearned stock based compensation	(74,141)	(87,446)
Accumulated other comprehensive income net of tax	846,467	480,584
Retained earnings	24,388,315	26,572,188

	41,795,293	43,372,457

Less: 131,678 and 155,855 treasury shares, at cost, respectively	1,055,917	1,249,816

Total stockholders’ equity	40,739,376	42,122,641

Total liabilities and stockholders’ equity	$466,683,217	$550,045,007

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$4,264,037	$5,207,737	$12,677,927	$15,088,408
Interest on investment securities:
Taxable	539,386	771,681	1,790,193	2,476,620
Nontaxable	299,750	333,840	935,223	1,029,517

Total investment income	839,136	1,105,521	2,725,416	3,506,137
Other interest income	50,970	83,169	217,881	484,905

Total interest income	5,154,143	6,396,427	15,621,224	19,079,450

Interest expense:
Interest on deposits	1,648,308	2,276,454	5,308,732	7,245,415
Interest on other borrowed funds	82,100	341,195	285,150	1,293,213

Total interest expense	1,730,408	2,617,649	5,593,882	8,538,628

Net interest income	3,423,735	3,778,778	10,027,342	10,540,822

Provision for loan losses	1,900,000	750,000	4,500,000	1,490,000

Net interest income after provision for loan losses	1,523,735	3,028,778	5,527,342	9,050,822

Noninterest income:
Service charge on deposits	920,166	885,734	2,636,443	2,541,477
Investment securities gains (losses), net	3,250	(238)	175,316	(177)
Mortgage loan and related fees	39,315	31,653	116,600	150,524
Other	220,167	212,722	619,978	686,322

Total noninterest income	1,182,898	1,129,871	3,548,337	3,378,146

Noninterest expense:
Salaries and benefits	2,108,779	2,186,778	6,468,604	6,411,926
Net occupancy expense	624,273	725,162	1,801,185	1,850,400
Other	1,241,381	1,322,475	3,693,702	3,771,948

Total noninterest expense	3,974,433	4,234,415	11,963,491	12,034,274

Earnings (losses) before income tax benefits	(1,267,800)	(75,766)	(2,887,812)	394,694
Income tax benefits	(588,412)	(166,192)	(1,413,600)	(240,273)

Net earnings (losses)	(679,388)	90,426	(1,474,212)	634,967
Preferred stock dividends	128,750	—	331,890	—
Accretion on preferred stock discount	15,510	—	45,870	—

Net earnings (losses) available to common shareholders	$(823,648)	$90,426	$(1,851,972)	$634,967

Basic earnings (losses) per share	($0.37)	$0.04	($0.83)	$0.28
Diluted earnings (losses) per share	($0.37)	$0.04	($0.83)	$0.28
Basic weighted average shares outstanding	2,253,942	2,252,698	2,240,982	2,251,078

Diluted weighted average shares outstanding	2,253,942	2,259,767	2,240,982	2,258,147

Cash dividend per share	$—	$0.08	$—	$0.23

Statement of Comprehensive Income (Loss)

Net earnings (losses)	$(679,388)	$90,426	$(1,474,212)	$634,967

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	962,744	(157,301)	471,073	(299,010)
Reclassification adjustment for (gains) losses included in net earnings (losses)	(1,950)	143	(105,190)	106

Comprehensive income (loss)	$281,406	$(66,732)	$(1,108,329)	$336,063

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008

Cash flows from operating activities
Net earnings (losses)	$(1,474,212)	$634,967
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities
Provision for loan losses	4,500,000	1,490,000
Depreciation of premises and equipment	987,806	992,540
Net amortization (accretion) of premuim / discount on investment securities available for sale	98,221	(796,266)
Net amortization of premium on investment securities held to maturity	164,338	—
(Gain) loss on sales of investment securities available for sale, net	(175,316)	177
(Gain) loss on sale of other real estate	(34,432)	1,045
Writedown of other real estate	4,500	85,000
Stock-based compensation	24,694	21,307
(Gain) loss on disposal of equipment	9,790	(14,316)
Decrease in interest receivable	330,922	628,298
(Increase) decrease in other assets	(3,225,259)	243,236
Decrease in interest payable	(186,154)	(238,592)
Increase (decrease) in accrued expenses and other liabilities	382,961	(25,055)

Net cash provided by operating activities	1,407,859	3,022,341

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	37,218,049	1,032,513,350
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	7,050,000	—
Proceeds from sales of investment securities available for sale	14,258,707	12,492,231
Purchases of investment securities available for sale	(35,187,842)	(1,043,937,077)
Purchases of investment securities held to maturity	(22,602,343)	(1,050,000)
Net increase in loans	(16,264,417)	(33,970,557)
Purchases of premises and equipment, net	(58,064)	(2,779,715)
Proceeds from sale of premises and equipment	8,000	23,600
Proceeds from sale of other real estate	242,932	113,279

Net cash used in investing activities	(15,334,978)	(36,594,889)

Cash flows from financing activities
Net decrease in deposits	(80,455,820)	(12,808,906)
Net increase (decrease) in securities sold under agreements to repurchase	(1,861,237)	20,562,196
Cash dividends — preferred stock	(331,890)	—
Cash dividends — common stock	(173,046)	(506,328)
Proceeds from exercise of stock options	—	9,986
Proceeds from sale of common stock	5,130	6,732
Purchase of treasury stock	—	(63,019)
Proceeds from sale of treasury stock	29,938	93,515
Repayments of advances from FHLB Atlanta	(139,850)	(139,850)
Increase (decrease) in other borrowed funds	451,811	(444,540)

Net cash provided by (used in) financing activities	(82,474,964)	6,709,786

Net decrease in cash and cash equivalents	(96,402,082)	(26,862,762)

Cash and cash equivalents, beginning of period	143,522,498	54,119,315

Cash and cash equivalents, end of period	$47,120,416	$27,256,553

Supplemental disclosures
Cash paid during the period for:
Interest	$5,780,036	$8,777,220
Income taxes	55,984	83,171

Noncash transactions
Transfer of loans to other real estate through foreclosure	$2,385,201	$4,610,674
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

NOTE 2 — Net Earnings (Losses) per Share
Basic net earnings (losses) per share were computed by dividing net earnings (losses) by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2009 and 2008. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings (losses) per share for the three and nine month periods ended September 30, 2009 and 2008 were computed by dividing net earnings (losses) by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods. Presented below is a summary of the components used to calculate diluted earnings (losses) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Diluted earnings (losses) per share	$(0.37)	$0.04	$(0.83)	$0.28

Weighted average common shares outstanding	2,253,942	2,252,698	2,240,982	2,251,078

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	—	7,069	—	7,069

Total weighted average common shares and potential common stock outstanding	2,253,942	2,259,767	2,240,982	2,258,147

NOTE 3 — Investment Securities
Available for Sale
The amortized cost and fair value of investment securities available for sale at September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
September 30, 2009
U.S. Treasury securities	$3,027,602	$5,211	$—	$3,032,813
U.S. government sponsored agencies	39,075,340	648,672	(5,588)	39,718,424
State and political subdivisions	29,624,681	931,514	(161,748)	30,394,447
Mortgage-backed securities	—	—	—	—
Equity securities	10,153	—	(7,277)	2,876

	$71,737,776	$1,585,397	$(174,613)	$73,148,560

December 31, 2008
U.S. government sponsored agencies	$38,977,901	$574,397	$—	$39,552,298
State and political subdivisions	33,040,244	511,299	(428,646)	33,122,897
Mortgage-backed securities	12,707,588	193,462	(49,533)	12,851,517
Equity securities	—	—	—	—

	$84,725,733	$1,279,158	$(478,179)	$85,526,712

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Gross gains realized	$3,250	$—	$192,603	$3,761
Gross losses realized	—	(238)	(17,287)	(3,938)

Net gain (loss) realized	$3,250	$(238)	$175,316	$(177)

Those investment securities classified as available for sale which have an unrealized loss position at September 30, 2009 and December 31, 2008 are detailed below:
September 30, 2009

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. government sponsored agencies	$4,063,355	$(5,588)	$—	$—	$4,063,355	$(5,588)
State and political subdivisions	267,705	(10,540)	2,056,266	(151,208)	2,323,971	(161,748)
Equity securities	2,876	(7,277)	—	—	2,876	(7,277)

	$4,333,936	$(23,405)	$2,056,266	$(151,208)	$6,390,202	$(174,613)

December 31, 2008

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. government sponsored agencies & mortgage-backed securities	$2,453,105	$(27,224)	$1,191,568	$(22,309)	$3,644,673	$(49,533)
State and political subdivisions	7,843,035	(387,848)	1,218,280	(40,798)	9,061,315	(428,646)

	$10,296,140	$(415,072)	$2,409,848	$(63,107)	$12,705,988	$(478,179)

The unrealized losses at both September 30, 2009 and December 31, 2008, were attributable to changes in market interest rates since the securities were purchased. The Corporation systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Corporation’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value.
The Corporation performed its quarterly analysis of the securities with an unrealized loss position as of September 30, 2009, and concluded that none of the investment securities were other-than-temporarily impaired.

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at September 30, 2009. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. Treasury securities	$—	$3,027,602	$—	$—	$3,027,602
U.S. government sponsored agencies	—	25,775,727	13,299,613	—	39,075,340
State and political subdivisions	1,094,954	6,833,511	11,891,456	9,804,760	29,624,681
Equity securities	10,153	—	—	—	10,153

Total	$1,105,107	$35,636,840	$25,191,069	$9,804,760	$71,737,776

Fair Value
U.S. Treasury securities	$—	$3,032,813	$—	$—	$3,032,813
U.S. government sponsored agencies	—	26,120,869	13,597,555	—	39,718,424
State and political subdivisions	1,100,825	7,040,858	12,247,502	10,005,262	30,394,447
Equity securities	2,876	—	—	—	2,876

Total	$1,103,701	$36,194,540	$25,845,057	$10,005,262	$73,148,560

Total Average Yield	3.93%	3.06%	3.92%	4.15%	3.53%

Held to Maturity
The amortized cost and fair value of investment securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
September 30, 2009
U.S. government sponsored agencies	$21,438,005	$202,967	$(24,995)	$21,615,977
Other domestic debt securities	500,000	—	—	500,000

	$21,938,005	$202,967	$(24,995)	$22,115,977

December 31, 2008
U.S. government sponsored agencies	$6,050,000	$46,539	$(500)	$6,096,039
Other domestic debt securities	500,000	—	—	500,000

	$6,550,000	$46,539	$(500)	$6,596,039

There were no sales of securities held to maturity for the three and nine months ended September 30, 2009 and 2008.
Those investment securities classified as held to maturity which have an unrealized loss position at September 30, 2009 and December 31, 2008, are detailed below:
September 30, 2009

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Description of Securities

U.S. government sponsored agencies	$2,975,616	$(24,995)	$—	$—	$2,975,616	$(24,995)

Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$2,975,616	$(24,995)	$—	$—	$2,975,616	$(24,995)

December 31, 2008

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Description of Securities

U.S. government sponsored agencies	$999,500	$(500)	$—	$—	$999,500	$(500)

Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$999,500	$(500)	$—	$—	$999,500	$(500)

The Corporation performed its quarterly analysis of the securities with an unrealized loss position as of September 30, 2009, and concluded that none of the investment securities were other-than-temporarily impaired.
The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at September 30, 2009. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. government sponsored agencies	$—	$6,026,974	$15,411,031	$—	$21,438,005
State and political subdivisions	—	—	—	—	—
Other domestic debt securities	—	500,000	—	—	500,000

Total	$—	$6,526,974	$15,411,031	$—	$21,938,005

Fair Value
U.S. government sponsored agencies	$—	$6,124,417	$15,491,560	$—	$21,615,977
State and political subdivisions	—	—	—	—	—
Other domestic debt securities	—	500,000	—	—	500,000

Total	$—	$6,624,417	$15,491,560	$—	$22,115,977

Total Average Yield	0.00%	3.15%	3.71%	0.00%	3.54%

NOTE 4 – Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan loss for the nine month periods ended September 30 ($ in thousands):

	September 30
	2009	2008
Balance at beginning of year	3,592	3,982

Provision charged to expense	4,500	1,490

Loans charged off	(2,708)	(2,361)

Recoveries	42	40

Balance at end of period	5,426	3,151

At September 30, 2009 and 2008, the amounts of nonaccrual loans were $18,612,640 and $6,488,722 respectively.
NOTE 5 – Operating Segments
The Corporation operates in only one segment – commercial banking.
NOTE 6 – Stock Based Compensation
At September 30, 2009, the Corporation had two stock-based compensation plans. The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Stock Options
1998 Stock Option Plan
The following table represents stock option activity for the nine months ended September 30, 2009:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	38,806	15.36
Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	38,806	15.36	2.3

Exercisable, end of period	38,406	15.33	2.2

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended September 30, 2009 and 2008, respectively.

	2009	2008
Aggregate intrinsic value of outstanding options	$—	$48,461
Aggregate intrinsic value of exercisable options	$—	$48,461
The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.
2007 Equity Incentive Plan
The following table represents stock option activity for the nine months ended September 30, 2009:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	—	—
Granted	4,000	14.85
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	4,000	14.85	9.7

Exercisable, end of period	800	14.85	9.7

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model.

	2009	2008
Weighted-average expected life (in years)	10	N/A

Expected Volatility	20.00%	N/A
Risk-free interest rate	3.86%	N/A
Expected dividend yield	2.02%	N/A
Weighted-average fair value of options granted during the period	$3.88	N/A
Restricted Stock
The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the nine months ended September 30, 2009:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares under grant at beginning of period	9,580	17.34
Granted	442	14.85
Surrendered	—	—
Vested	—	—

Shares under grant at end of period	10,022	17.20

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,978 at September 30, 2009.
As of September 30, 2009, there was $90,162 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 3.75 years.

NOTE 7 – Fair Value of Financial Instruments
The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:
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

Fair Value Measurements at September 30, 2009 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)
AFS Securities	$73,148,560	$4,030,963	$69,117,597	$—
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

Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed assets as non-recurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.
The following table presents the assets carried on the balance sheet by asset type and by level within valuation hierarchy (as described above) as of September 30, 2009, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2009.

	Carrying Value at September 30, 2009				Nine Months Ended
					September 30, 2009
					Total gains
	Total	Level 1	Level 2	Level 3	(losses)
Impaired loans (1)	$17,465,119	$—	$1,607,890	$15,857,229	$(4,349,171)
Foreclosed assets	7,695,702	—	7,695,702	—	29,932

(1)	Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan loss
Fair Value of Financial Instruments
The assumptions used in estimating the fair value of the Corporation’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Corporation’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Corporation. Accounting pronouncements issued by FASB concerning fair value measurement exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements.
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

The carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short–term investments	$47,120	$47,120	$143,522	$143,546
Investment securities	95,087	95,265	92,077	92,123
Loans, net of the allowance for loan losses	285,568	287,487	276,188	275,720
Bank owned life insurance	2,700	2,700	2,601	2,601
Accrued interest receivable	2,923	2,923	3,254	3,254

Financial liabilities:
Deposits	410,700	415,581	491,156	492,531
Securities sold under agreements to repurchase	—	—	1,861	1,861
Other borrowed funds	947	947	496	496
FHLB advances	1,470	1,672	1,610	2,206
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	726	726	913	913
NOTE 8 – Recently Issued Accounting Pronouncements
On April 9, 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.
The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only. These disclosures now are required to be included in interim financial statements. The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security. In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.
All three pronouncements were effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt the provisions of these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three concurrently. The Corporation adopted these provisions of these pronouncements for the quarterly period ending June 30, 2009, as required with no material impact to the financial statements.
On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted the provisions of this pronouncement for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the Corporation’s financial statements taken as a whole. See NOTE 9 below for the disclosure as required by the standard.
On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification TM (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Corporation adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Corporation’s financial statements taken as a whole.
NOTE 9 – Subsequent Events
The Corporation has evaluated all subsequent events through November 12, 2009, the last business day before the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this From 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 12, 2009, there were no subsequent events which required recognition or disclosure.

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
Results of Operations
The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the nine and three months ended September 30, 2009 and 2008, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Nine Months Ended September 30, 2009 and 2008, Compared
Summary
The Corporation recorded a net loss for the nine months ended September 30, 2009 of $1,474,212, a decrease of $2,109,179 from the profit of $634,967 recorded in the same period in 2008. Several factors contributed to the loss. Economic conditions have caused an increase in non performing loans; that is, loans that are having problems paying as agreed. The provision for possible loan losses on these credits was increased for the nine months ended September 30, 2009 to $4,500,000 which represents a significant increase as compared to the provision recorded in the nine months ended September 30, 2008 of $1,490,000. Also, as a result of the economic climate, the FDIC made an additional assessment (in addition to the usual, quarterly amounts charged based on deposits) of all banks to replenish the Deposit Insurance Fund. The amount of this assessment for the Bank was $240,000. In light of the current economic and financial environment, additional, similar assessments by the FDIC are possible and in fact anticipated. These items are discussed in detail below.
Total assets at September 30, 2009 were $466,683,217 vs. $550,045,007 at year end, 2008 representing a decrease of approximately $83 million. The reduction was anticipated as the two, temporary transactions that have been discussed in the 2008 Form 10-K and 2009 Form 10-Q filings came to their planned conclusions. The $36 million of deposits held for the local municipal government were dispersed for their intended use and the $62 million of deposits held for the local customer in the customer accommodation transaction has likewise been dispersed to fund the construction project. This decrease of $98 million has been offset by increases in deposits from local, core customers particularly concentrated in time deposits and savings deposits.

Net Interest Income
Total interest income for the first nine months of 2009 was $15,621,224. This represents a decrease of $ 3,458,226 (18.1%) from the same period in 2008. This decrease occurred during a period of significant rate reductions by the Federal Reserve, which produced declines in market rates. Specifically, the target Fed Funds rate was reduced 400 basis points to 0.25% during the period from January, 2008 through December, 2008 and negatively impacted prevailing market rates on various loans, including, but not limited to, the prime rate. This reduced the yield earned on loans whose interest rate adjusts with the level of the prime rate. As a result, the rate earned on loans for the 2009 period was 5.64% compared to 6.63% in the 2008 period. Also contributing to the decline in yield was the approximately $12,123,918 increase in nonaccrual loans at September 30, 2009 as compared to September 30, 2008.
Total interest expense for the first nine months of 2009 decreased by $2,944,746 (34.5%), to $5,593,882 for the 2009 nine month period, from $8,538,628 in the 2008 period. This was a function of the lower level of interest rates as time deposits matured and were reissued at lower interest rates.
The net interest margin for the nine months ended September 30, 2009 decreased to 3.20% from 3.38% in the same period in 2008. A substantial part of the decrease was caused by the customer accommodation transactions discussed above which were invested at a spread of approximately 25 basis points (0.25%). Without these temporary transactions, the net interest margin would have been approximately 3.42%.
Provision for Loan Losses
The provision for loan losses totaled $4,500,000 for the first nine months of 2009 as compared to $1,490,000 for the same period in 2008, an increase of $3,010,000. The increase to the provision reflects the growth of the loan portfolio, historical and current loan losses, the current assessment of nonaccrual loans, and the general economy. Based on an analysis of the increased level of both nonaccrual assets and charge offs experienced during the period, management determined that an additional provision to increase the level of the Allowance for Loan Losses was advisable. For a further, detailed discussion of these changes see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income increased $170,191 or 5.0% to $3,548,337 for the nine months ended September, 2009 from $3,378,146 for the same period in 2008. A one time gain on the disposal of the mortgage backed securities portfolio and increased revenue from service charges on deposit accounts offset decreased revenue from mortgage origination fees and financial services sales (securities and insurance).

The disposal of the mortgage backed securities portfolio was undertaken to assure the availability of liquid funds earlier in the year during the uncertain economic environment. In addition, the bank continues to be in a position to allow time deposits to depart should rates being paid by certain competitors draw funds away. The mortgage backed securities portfolio was chosen for liquidation as this type of security requires constant monitoring and a large commitment of management time, which could be better utilized.
Noninterest Expense
Total noninterest expense for the first nine months of 2009 was $11,963,491, which was a decrease of $70,783, or 0.6%, from the $12,034,274 recorded in the same period of 2008. Between the two periods, the cost of FDIC deposit insurance increased by $493,792 to $635,000 (including the special assessment) as of September 30, 2009.
Salaries and benefits increased by $56,678 (0.9%) to $6,468,604. The majority of the increase is due to the opening of a new, previously planned and committed retail branch facility in Loxley, Alabama in late 2008.
Occupancy expenses were lower by $49,215 even considering the new Loxley branch and the placing into service of a new facility in Milton, Florida.
Other expenses were lower by $78,246, despite the large increase in expense related to FDIC deposit insurance.
As discussed in previous reports, the Corporation has put in place expense control measures to identify and reduce expenditures that can be controlled. This initiative has shown results in several areas. Total headcount has been reduced to 184 at September 30, 2009 from 193 at September 30, 2008 as the Corporation has looked at the work processes and adjusted staffing as turnover has occurred. Capital expenditures have been controlled so that only expenditures that are mission critical have been undertaken. The result has been flat depreciation expense even after placing two new buildings in service. Other expenses show a reduction (after eliminating the increased FDIC expenses) which is the result of reduced spending on discretionary items. Expenses necessary to retain business and service customers continue, but the continuing review process has produced savings in advertising, legal and check clearing expenses.
Income Taxes
Losses before taxes for the first nine months of 2009 were $2,887,812 as compared to earnings of $394,694 in the same period of 2008, a decrease of $3,282,506. The income tax benefit for the period ended September 30, 2009 was $1,413,600 compared to a benefit of $240,273 for the same period in 2008.

Three Months Ended September 30, 2009 and 2008, Compared
Summary
Net loss for the three months ended September 30, 2009 was $679,388, compared to net income of $90,426 as of September 30, 2008, a decrease of $769,814. The major contributor to the loss was the provision for loan losses of $1,900,000 for the quarter, which was $1,150,000 greater than the $750,000 provided in the 2008 period.
Net Interest Income
Total interest income decreased $1,242,284 (19.4%) in the third quarter of 2009 as compared to 2008 as interest rates had declined significantly and nonaccrual loans increased. The average of loans outstanding decreased to $289 million from $294 million and the average rate earned during the third quarter of 2009 was 5.60% as compared to 6.59% in 2008, reflecting the substantial reduction in interest rates experienced since the third quarter of 2008 and the increase in the amount of loans on nonaccrual status.
Total interest expense decreased by $887,241, or 33.9%, in the third quarter of 2009 compared to the same period in 2008. Average interest bearing liabilities for the third quarter decreased $74,071,000 to $308,598,000 as compared to 2008. The decrease was the result of a change in the mix of liabilities as funds held as repurchase agreements in 2008 were converted to non-interest bearing demand deposits in 2009. This was done by the customers for two reasons. The rate paid on repurchase agreements to the Corporation’s customers declined to zero, as a result of the Federal Reserve actions in reducing interest rates. At the same time, the FDIC put into place the Transaction Account Guarantee Program, which United Bank elected to join and the repurchase agreement customers chose unlimited FDIC insurance offered by demand accounts. As a result of the decline in rates and the change in funding mix, the average rate paid on interest bearing liabilities decreased to 2.22% in 2009 as compared to 2.71% in 2008.
The net interest margin decreased to 3.22% for the third quarter of 2009, as compared to 3.56% for the same period in 2008. The reduction in the margin is a reflection of the reduction in the yield on loans that immediately reprice with movements in interest rates, with a slower reaction in the cost of funds as time deposits are repriced only as they reach maturity and are renewed. One effect of the customer accommodation transaction is a reduction of the percentage net interest margin. Without the temporary customer accommodation transaction, the percentage interest margin would have been approximately 3.35%.
Provision for Loan Losses
The provision for loan losses totaled $1,900,000 for the third quarter of 2009 as compared to $750,000 for the same period in 2008. Based on an analysis of the increased level of both nonaccrual assets and charge offs experienced during the period, management determined that an additional provision to increase the level of the Allowance for Loan Losses was needed. For further discussion of the provision for loan losses, see the Allowance for Loan Losses discussion below.
Noninterest Income
Total noninterest income increased $53,027 or 4.7% for the third quarter of 2009 and is largely the effect of a $34,342 increase attributable to service charges and fees on deposit accounts. A small gain related to the investment portfolio and slight increases in mortgage and investment activity also attributed to the overall increase.
Noninterest Expense
Total noninterest expense decreased $259,982, or 6.1%, during the third quarter of 2009 compared to the same quarter of 2008. Salaries and benefits decreased $77,999, or 3.6%, in the third quarter comparison primarily as the result of the reduction in headcount. Occupancy expense decreased $100,889 between the two periods. Other noninterest expense decreased $81,094.
Income Taxes
Losses before taxes for the third quarter of 2009 were $1,267,800 as compared to losses of $75,766 in the third quarter of 2008, a decrease of $1,192,034. The income tax benefit for the third quarter of 2009 was $588,412 as compared to a benefit of $166,192 for the same period in 2008.
Financial Condition and Liquidity
Total assets on September 30, 2009 were $466,683,217, a decrease of $83,361,790 or 15.2% from December 31, 2008. The reduction was anticipated as the two, temporary transactions that have been discussed in the 2008 Form 10-K and the 2009 Form 10-Q filings came to their planned conclusions. The $36 million of deposits held for the local municipal government were dispersed for their intended use and the $62 million of deposits held for the local customer in the customer accommodation transaction have likewise been dispersed to fund the construction project. This decrease of $98 million has been offset by increases in deposits from local, core customers particularly concentrated in time deposits and savings deposits. The liquidity position continues to be held at a higher than historic level because of the continued economic uncertainty. The ratio of loans (net of allowance) to deposits plus repurchase agreements on September 30, 2009 was 69.5% as compared to 56.2% at December 31, 2008. The increase is the result of the decrease in deposits as the customer accommodation transactions were completed and the associated deposits were withdrawn as planned.
Cash and Cash Equivalents
Cash and cash equivalents as of September 30, 2009 decreased by $96,402,000, or by 67.2%, from December 31, 2008. The decrease was a result of the conclusion of the customer accommodation transaction.

Investment Securities — Available for Sale
Investment securities available for sale decreased $12,378,000, or 14.5%, during the first nine months of 2009 as new investments and a portion of maturing and called investment securities were reinvested in the Held to Maturity category.
Investment Securities — Held to Maturity
Investment securities held to maturity increased $15,388,000, or 234.9%, during the first nine months of 2009. The Corporation, in 2008, determined that a portion of the investment portfolio represented a permanent investment and purchased securities in that amount that were designated as held to maturity. Securities designated as held to maturity are not liquid or subject to sale. The Corporation will review the limits on this category regularly.
Loans
Loans increased by $11,214,000 or 4.0% at September 30, 2009, from December 31, 2008. The Corporation continues to seek loans in the markets it serves that are high quality and well secured.
Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate on the majority of the portfolio and the difference between the loan balance and the fair value for loans that are considered to be impaired. Loans are considered impaired when it is 1) probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreements or 2) the loan terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in nonaccrual loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the estimated costs to sell. As of September 30, 2009, the reserve level of $5,425,934 is considered to be appropriate considering the reserves allocated on specifically identified credits and a general allowance based on historic losses adjusted as noted above. This reserve level is equivalent to 1.86% of gross loans and represents an increase from the 1.28% carried at December 31, 2008. Net charged-off loans for the first nine months of 2009 were $2,666,000, as compared to $2,321,000 for the same period in 2008. Substantially all of the loans charged off during the first nine months are among those previously identified as problem loans by management in accordance with regulatory guidance pertaining to the allowance for loan losses.
The Corporation has in place procedures to identify and deal with problem loans and potential problem loans. It is the goal of the Corporation to identify problems, to develop and execute strategies to deal with those identified and establish reserves to deal with identified and historic shortfalls. Although reserves may be considered appropriate at a point in time, future events may change the ability of a borrower to pay or the underlying value of collateral. The

Corporation will continue to monitor closely the condition of the portfolio and, in the current, uncertain economy, continue with its program to strengthen the level of reserves.
The following is a summary of information pertaining to the identified classifications of impaired and past due loans:

	As of the nine months ended September 30,
	2009	2008
Impaired loans with a valuation allowance	$16,830,865	$9,024,056
Impaired loans without a valuation allowance	3,852,298	1,665,591

Total impaired loans	$20,683,163	$10,689,647

Valuation allowance related to impaired loans	$3,218,044	$722,275
Total nonaccrual loans	18,612,640	6,488,722
Total loans past due ninety days or more and still accruing	36,102	28,435
Troubled debt restructured loans	2,164,521	1,634,033

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at September 30, 2009 and December 31, 2008. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		September 30,	December 31,
		2009	2008
	Description	(Dollars in Thousands)
A	Loans accounted for on a nonaccrual basis	$18,613	$14,700

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	36	28

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	2,165	1,106

D	Other non-performing assets	7,696	5,524

	Total	$28,510	$21,358

Premises and Equipment
Premises and equipment decreased $948,000 during the first nine months of 2009. The reduction is the result of assets being depreciated and not replaced as capital expenditures have been controlled in line with the expense control initiative discussed above. The Corporation has in place a process where the necessity of any capital expenditure is scrutinized closely. As a general rule, only expenditures that correct a potential negative impact on operations or customer service or create cost savings are being approved.
Intangible Assets
As of September 30, 2009 and December 31, 2008, the Corporation had recorded $934,763 in intangible assets.
Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At September 30, 2009, the Corporation operated three branch offices in Florida.
Internet Domain Address - On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life and, as such, is not required to be amortized over any period of time.
For the nine months ended September 30, 2009 no impairment was recorded related to the intangible assets.
Deposits
Total deposits decreased $80,456,000 or 16.4%, at September 30, 2009 from December 31, 2008. The reduction was anticipated as the two, temporary transactions that have been discussed in the 2008 Form 10-K and 2009 Form 10-Q filings came to their planned conclusions. The $36 million of deposits held for the local municipal government were dispersed for their intended use and the $62 million of deposits held for the local customer in the customer accommodation transaction has likewise been dispersed to fund the construction project. This decrease of $98 million has been offset by increases in deposits from local, core customers particularly concentrated in time deposits and savings deposits totaling approximately $17.5 million.
Repurchase Agreements
There was no amount held in securities sold under agreement to repurchase as of September 30, 2009, as compared to the balance of $1,861,237 as of December 31, 2008. This decrease is the result of customers choosing to move their funds into deposit accounts instead of repurchase agreements due to deposit products that offered equal or higher interest rates, higher insurance coverage by the FDIC, or both.
Liquidity
One of the Corporation’s goals is to provide an appropriate level of liquidity which is to say providing adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. During the current economic unrest this goal has become more important and the Corporation has maintained liquidity at a higher level than usual. Liquidity is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds. Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. The stock of short term, liquid assets in the securities and short term investment portfolios have been maintained at higher than normal levels. To provide additional liquidity, the Corporation can utilize short-term financing through the purchase of federal funds, and maintains borrowing relationships with the Federal Home Loan Bank and Federal Reserve Bank to provide liquidity. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Corporation’s net interest margin could be impacted negatively. The maintenance of the higher level of liquidity also has a negative impact on the net interest margin. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at September 30, 2009 is considered appropriate by management.
Capital Adequacy
The Corporation has generally relied primarily on internally generated capital growth to maintain capital adequacy. Total stockholders’ equity on September 30, 2009, was $40,739,376, a decrease of $1,383,265, or 3.3%, from December 31, 2008. This net decrease is a combination of 1) the current period loss, 2) offset by the increase in unrealized gains on securities available for sale, and 3) the payment of preferred stock dividends of $331,889 related to the U.S. Treasury’s Capital Purchase Program as described in the footnotes to the audited financial statements accompanying the Corporation’s Form 10-K for the year ended December 31, 2008.
In early 2009, the Corporation returned to its historic practice of semi-annual dividends. To preserve capital in the current, uncertain economy, the Corporation declared, in lieu of a cash dividend, a 1% stock dividend, payable on July 15, 2009 to shareholders of record on June 30, 2009. The effect of this dividend was to increase the shares outstanding and reduce treasury shares, both by 22,351 shares. This move was undertaken to retain cash and capital. The Corporation will continue to evaluate economic conditions and earnings in determining the amount and form of any future dividend payments.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies as Tier 1 capital. Regulatory guidelines limit the inclusion of trust preferred securities to 25% of Tier 1 capital. At September 30, 2009, trust preferred securities included in Tier 1 capital totaled approximately $9,740,000. The remaining $570,000 of trust preferred securities are included in the calculation of Total Risk-Based Capital.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its Bank to maintain minimum total capital (Total Risk-Based Capital) of at least 8% of risk-weighted assets, minimum core capital (Tier I Risk-Based Capital) of at least 4% of risk-weighted assets, and a minimum leverage ratio of at least 4% of average assets. Management believes, as of September 30, 2009 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2009, the most recent notification from the appropriate regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk Based Capital, Tier I Risk-Based Capital, and leverage ratios of at least 10%, 6%, and 5% respectively. There are no conditions or events since that notification that management believes have changed the Bank’s category. Like many banks, the Bank has received informal comments from regulatory officials expressing a desire that higher capital ratios be maintained than are required as stated above. Based on current information, the Bank would maintain its “well capitalized” status even taking into account the informally-suggested higher ratios.

		Well
	September 30,	Capitalized
	2009	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	16.21%	N/A
Tier 1 risk-based capital	14.51	N/A
Leverage Ratio	9.69	N/A

United Bank
Total risk-based capital	15.59%	10.00%
Tier 1 risk-based capital	14.33	6.00
Leverage ratio	9.81	5.00
Based on management’s projections, existing internally generated capital and the capital previously raised by issuance of trust preferred securities and the Capital Purchase Program should be sufficient to satisfy capital requirements in the foreseeable future for existing operations, and for some expansion efforts. Continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.
Off Balance Sheet items
The Bank is a party to financial obligations with off balance sheet risk in the normal course of business. The financial obligations include commitments to extend credit and standby letters of credit issued to customers.
The following table sets forth the off balance sheet risk of the Bank as of September 30, 2009.

September 30,
2009
Commitments to extend credit	$36,653,000
Standby letters of credit	1,611,000

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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, there continues to be the possibility that the FDIC would make additional assessments to replenish the deposit insurance fund. Such an assessment would have a negative impact on the earnings of the Corporation.
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

Date: November 12, 2009	UNITED BANCORPORATION OF ALABAMA, INC.
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