Form 10-K
period 2009-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2010-03-30
CIK 704561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 30, 2010 was $31,187,655 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 30, 2010
Class A..........$.01		2,279,669	Shares*
Class B..........$.01		0	Shares

*	Excludes 109,323 shares held as treasury stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
United Bancorporation of Alabama, Inc. and United Bank
United Bancorporation of Alabama, Inc. (the “Corporation”) is a one-bank, bank holding company, with headquarters in Atmore, Alabama. The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama (“Atmore”) and Peoples Bank, Frisco City, Alabama (“Peoples”). Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City (“Frisco City”), also a wholly-owned subsidiary of the Corporation, in late 1982. Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply “United Bank.”
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
Employees — The Corporation and its subsidiary had approximately 182 full-time equivalent employees at December 31, 2009. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.
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
The Corporation is registered as a bank holding company (“BHC”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), having determined that continued registration as a financial holding company (“FHC”) was unnecessary in light of the Corporation’s current operation. As such, the Corporation is subject to the supervision, examination, and reporting requirements in the BHC Act and the regulations of the Federal Reserve. See discussion of the Gramm-Leach-Bliley Financial Services Modernization Act below.
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
     The Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking (the “Department”), and as a member of the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), is also subject to FDIC regulation and examination. The Bank is not a member of the Federal Reserve System. Areas subject to federal and state regulation include dividend payments, reserves, investments, loans, interest rates, mergers and acquisitions, issuance of securities, borrowings, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws, and regulators have the right to prevent the development or continuance of unsafe or unsound banking practices regardless of whether the practice is specifically proscribed or otherwise violates law.
     Dividends from United Bank constitute the major source of funds for the Corporation. United Bank is subject to state law restrictions on its ability to pay dividends, primarily that the prior written approval of the Superintendent is required if the total of all dividends declared in any calendar year exceeds the total of United Bank’s net earnings of that year combined with its retained net earnings of the preceding two years, less any required transfers to surplus. United Bank is subject to restrictions under Alabama law which also prohibits any dividends from being made from surplus without the Superintendent’s prior written approval and the general restriction that dividends in excess of 90% of United Bank’s net earnings (as defined by statute), may not be declared or paid unless United Bank’s surplus is at least equal to 20% of its capital. United Bank’s surplus is significantly in excess of 20% of its capital. Federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment is deemed to constitute an unsafe and unsound practice. Federal law provides that no dividends may be paid which would render the Bank undercapitalized. United Bank’s ability to make funds available to the Corporation also is subject to restrictions imposed by federal law on the ability of a bank to extend credit to its parent company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on behalf thereof or to invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower. By agreement with its primary regulators, consistent with the Bank’s determination to preserve capital, payments of dividends by the Bank to the Corporation are currently subject to prior review of the Alabama State Banking Department.
When the Corporation received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program on December 23, 2008 (see Note 10 to the Consolidated Financial Statements), the Corporation became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends related to the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment, unless Treasury’s investment is redeemed prior thereto.
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
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) recapitalized the Bank Insurance Fund (“BIF”) and included numerous revised statutory provisions. FDICIA established five capital tiers for insured depository institutions: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2009, the Bank was “adequately capitalized” and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.
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
The EESA included a provision for a temporary increase from $100,000 to $250,000 per depositor in deposit insurance effective October 3, 2008 through December 31, 2013 Deposit accounts are otherwise insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.
In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund; (ii) increased the amount of deposit insurance coverage for retirement accounts; (iii) allowed for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provided the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provided eligible institutions credits on future assessments.
The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points). The rule also gives the FDIC the authority to alter the way it calculates federal deposit insurance assessment rates to adjust for an institution’s risk beginning in the second quarter of 2009 and there after, and as necessary to implement emergency special assessments to maintain the Deposit Insurance Fund.
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
As a participant in the CPP, the Corporation is subject to compensation and corporate governance standards and restrictions under applicable legislation and Treasury regulations, which include but are not limited to (1) restrictions on bonus, incentive and retention awards, (2) a prohibition on severance and change-in-control payments to the Corporation’s executive officers and next five most highly-compensated employees, (3) ensuring that the Corporation’s compensation programs do not encourage unnecessary and excessive risks, (4) requiring the recovery or “clawback” of any incentive compensation paid to the Corporation’s executive officers and next 20 most highly-compensated employees if it is later determined that such payments were based on materially inaccurate financial or other performance criteria, (5) a prohibition on tax gross-ups paid to the Corporation’s executive officers and next 20 most highly-compensated employees (6) adoption of an excessive or luxury expenditures policy, and (7) certifications as to various matters by the Corporation’s CEO and CFO.

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
     Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, Treasury released a white paper entitled “Financial Regulatory Reform — A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.
     The Proposal includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, the Bank may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.
     On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that incentive compensation policies of banking organizations don’t undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangement should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks,

(ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.
     The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
     In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.
     On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute
The U. S. Treasury initiated a new program [Community Development Capital Initiative (“CDCI”)] for bank holding companies, savings and loan holding companies and stand alone thrifts and banks that have been certified by the Treasury as community development financial institutions (“CDFI”). To be certified as a CDFI, a financial institution must demonstrate that it serves an eligible target market and that at least 60% of its activities are directed to that target market. A target market may consist of one or more of the following: i) an investment area, ii) a low income targeted population, or iii) another targeted population. An example of an investment area would be a state, county, census tract, etc. that has at least one of the following: i) a population poverty rate of at least 20%, ii) for a metropolitan area, an unemployment rate at lease 1.5 times the national average, iii) a median family income at or below 80% of the metropolitan area’s or national metropolitan family income, iv) for counties outside of a metropolitan area, a county population loss during the period between the two most recent decennial censuses, or v) for counties outside of a metropolitan area, net migration loss during the 5-year period preceding the most recent decennial census of at lease 5%. A qualifying financial institution may be eligible to apply for a CDCI capital investment of up to 5% of its total risk weighted assets (less any outstanding amount of CPP funding). If a financial institution has existing CPP funding, it may exchange that funding for CDCI funding. CDCI funding is in the form of preferred stock which will receive tier 1 capital treatment. The initial dividend rate will be 2% and will increase to 9% after eight years. No warrants will be required. The financial institution will be subject to the executive compensation restrictions of EESA. A financial institution must apply for CDCI funding by April 2, 2010. If a financial institution is not currently certified as a CDFI, its application to be certified as a CDFI must be filed by April 16, 2010. The Corporation is currently evaluating both its eligibility to participate in the CDCI and the benefits of the terms of the program. It is management’s preliminary assessment that the Corporation’s preferred stock dividend payments would be significantly reduced should it participate in the program. The Bank may submit the required application upon completion of this analysis, but there is no assurance that the Bank will participate in the program.
Selected Statistical Information — The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2009, 2008 and 2007. Averages referred to in the following statistical information are generally average daily balances.
Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation’s interest-earning assets and interest-bearing liabilities.

		(Dollars in Thousands)
		Interest Income	Average Rates
2009	Average Balance	Expense	Earned Paid
Loans, net (1)	$286,548	$17,014	5.96%
Taxable securities	65,760	2,284	3.47%
Tax exempt securities (2)	30,579	1,232	6.10%
Federal funds sold and repurchase agreements	14,141	39	0.28%
Interest-bearing deposits with other financial institutions	38,594	208	0.54%

Total interest-earning assets	$435,622	$20,777	4.93%

Saving deposits and demand deposits interest-bearing	$106,441	$703	0.66%
Time deposits	196,591	6,067	3.09%
Repurchase agreements	5	—	0.00%
Other borrowed funds	12,210	359	2.94%

Total interest-bearing liabilities	$315,247	$7,129	2.26%

Net interest income/net yield on interest earning assets		$13,648	3.28%

		Interest Income	Average Rates
2008	Average Balance	Expense	Earned Paid
Loans, net (1)	$287,491	$19,557	6.80%
Taxable securities	84,813	3,062	3.61%
Tax exempt securities (2)	33,903	1,360	6.08%
Federal funds sold and repurchase agreements	9,204	179	1.94%
Interest-bearing deposits with other financial institutions	14,766	343	2.32%

Total interest-earning assets	$430,177	$24,501	5.86%

Saving deposits and demand deposits interest-bearing	$99,969	$1,429	1.43%
Time deposits	194,524	7,944	4.08%
Repurchase agreements	68,257	834	1.22%
Other borrowed funds	12,648	672	5.31%

Total interest-bearing liabilities	$375,398	$10,879	2.90%

Net interest income/net yield on interest earning assets		$13,622	3.33%

		Interest Income	Average Rates
		Interest Income	Average Rates
2007	Average Balance	Expense	Earned Paid
Loans, net (1)	$251,348	$21,195	8.43%
Taxable securities	73,682	3,662	4.97%
Tax exempt securities (2)	35,750	1,428	6.05%
Federal funds sold and repurchase agreements	5,230	258	4.93%
Interest-bearing deposits with other financial institutions	12,832	667	5.20%

Total interest-earning assets	$378,842	$27,210	7.38%

Saving deposits and demand deposits interest-bearing	$90,123	$2,052	2.28%
Time deposits	174,009	8,407	4.83%
Repurchase agreements	40,909	1,708	4.18%
Other borrowed funds	18,318	1,396	7.62%

Total interest-bearing liabilities	$323,359	$13,563	4.19%

Net interest income/net yield on interest earning assets		$13,647	3.80%

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2009, 2008, and 2007.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
			Interest Income
Average Balances			Expense			Variance as to
2009	2008		2009	2008	Variance	Rate	Volume
$286,548	$287,491	Loans (Net)	$17,014	$19,557	$(2,543)	$(219)	$(2,324)
65,760	84,813	Taxable SecuritiesAFS (1)	2,284	3,062	(778)	(801)	23
30,579	33,903	Tax Exempt Securities AFS (2)	1,232	1,360	(128)	(137)	9
14,141	9,204	Fed Funds Sold	39	179	(140)	59	(199)
38,594	14,766	Interest Bearing Deposits	208	343	(135)	281	(416)

$435,622	$430,177	Total Earning Assets	$20,777	$24,501	$(3,724)	$(817)	$(2,907)

		Savings and Interest Bearing
$106,441	$99,969	Demand Deposits	$703	$1,429	$(726)	$56	$(782)
196,591	194,524	Time Deposits	6,067	7,944	(1,877)	764	(2,641)
5	68,257	Repurchase Agreements	—	834	(834)	(416)	(418)
12,210	12,648	Other Borrowed Funds	359	672	(313)	3	(316)

$315,247	$375,398	Total Interest Bearing Liabilities	$7,129	$10,879	$(3,750)	$407	$(4,157)

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2009, 2008, and 2007.

Analysis of Changes in Interest Income and Interest Expense — The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)
			Interest Income
Average Balances			Expense			Variance as to
2008	2007		2008	2007	Variance	Rate	Volume
$287,491	$251,348	Loans (Net)	$19,557	$21,195	$(1,638)	$(3,942)	$2,304
84,813	73,682	Taxable SecuritiesAFS (1)	3,062	3,662	(600)	(1,075)	475
33,903	35,750	Tax Exempt Securities AFS (2)	1,360	1,428	(68)	38	(106)
9,204	5,230	Fed Funds Sold	179	258	(79)	(220)	141
14,766	12,832	Interest Bearing Deposits	343	667	(324)	(784)	460

$430,177	$378,842	Total Earning Assets	$24,501	$27,210	$(2,709)	$(5,983)	$3,274

		Savings and Interest Bearing
$99,969	$90,123	Demand Deposits	$1,429	$2,052	$(623)	$(910)	$287
194,524	174,009	Time Deposits	7,944	8,407	(463)	(790)	327
68,257	40,909	Repurchase Agreements	834	1,708	(874)	(1,620)	746
12,648	18,318	Other Borrowed Funds	672	1,396	(724)	(271)	(453)

$375,398	$323,359	Total Interest Bearing Liabilities	$10,879	$13,563	$(2,684)	$(3,591)	$907

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2008 and 2007.
Investments — The investment policy of United Bank provides that funds not otherwise needed to meet the loan demand of United Bank’s market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. The Bank has identified that it will maintain a core investment portfolio, not needed to meet liquidity requirements, which will be accounted for as Held-to Maturity and, under this accounting, will reduce the volatility of total capital. The Bank will establish limits as to the holdings in this portfolio. At the time of purchase, the Bank designates whether a particular security will be accounted for as Held-to-Maturity or Available-for-Sale. The ratio of total loans to the sum of deposits and repurchase agreements as of December 31, 2009 was 69.99%. Growth in the loan portfolio is impacted by among other things, general economic conditions, the ability to accurately determine the current and future value of collateral and the availability of loans meeting the Bank’s credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth, repurchase agreement growth, and reallocation of liquid funds or maturing investments. Management, in an effort to contain interest rate risk, will make use of longer term Out of Market CD’s and term FHLB advances to fund fixed rate loans with maturities in excess of one (1) year.
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

The following table sets forth the distribution of contractual maturities of investment securities available for sale and their associated yields:
Maturity Distribution of Investment Securities Available for Sale
December 31, 2009, 2008, and 2007
(Dollars in Thousands)

	2009		2008		2007
U.S. Treasury securities
Within one year	$—	0.00%	$—	0.00%	$—	0.00%
1-5 years	3,027	1.06%	—	0.00%	—	0.00%
5-10 years	—	0.00%	—	0.00%	—	0.00%
After 10 years	—	0.00%	—	0.00%	—	0.00%

Total	$3,027	1.06%	$—	0.00%	$—	0.00%

US Government sponsored agencies
Within one year	$—	0.00%	$16,520	0.99%	$22,434	4.28%
1-5 years	24,997	3.12%	7,662	4.63%	14,236	4.73%
5-10 years	11,472	3.93%	15,371	5.35%	21,943	5.49%
After 10 years	—	—	—	—	1,002	5.75%

Total	$36,469	3.37%	$39,553	3.39%	$59,615	4.86%

Mortgage Backed Securities
Within one year	$—	0.00%	$170	3.23%	$728	3.60%
1-5 years	—	0.00%	4,302	3.93%	2,356	4.05%
5-10 years	—	0.00%	1,519	4.57%	4,620	4.05%
After 10 years	—	0.00%	6,860	4.57%	9,208	4.74%

Total	$—	0.00%	$12,851	4.35%	$16,912	4.44%

State & Municipal (1)
Within one year	$1,499	3.98%	$1,460	3.51%	$469	4.06%
1-5 years	6,727	3.86%	7,063	3.88%	6,318	3.90%
5-10 years	11,275	4.03%	13,118	4.08%	14,160	4.02%
After 10 years	9,213	4.16%	11,481	4.03%	14,471	4.02%

Total	$28,714	4.03%	$33,122	3.99%	$35,418	4.00%

Equity Securities
Within one year	$3	1.00%	$—	0.00%	$—	0.00%

Total	$3	1.00%	$—	0.00%	$—	0.00%

Totals	$68,213	3.55%	$85,526	4.52%	$111,945	4.52%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2009, 2008 and 2007.

The following table sets forth the distribution of maturities of investment securities held to maturity as of December 31, 2009 and 2008, respectively, and their associated yields (no securities were classified as held to maturity as of December 31, 2007):
Maturity Distribution of Investment Securities Held to Maturity
December 31, 2009 and 2008
(Dollars in Thousands)

	2009		2008
US Government sponsored agencies
Within one year	$—	—	$—	—
1-5 years	6,025	2.97%	3,050	4.34%
5-10 years	9,399	3.52%	3,000	4.48%
After 10 years	—	—	—	—

Total	$15,424	3.31%	$6,050	4.41%

Other domestic debt securities
Within one year	$235	5.25%	$—	—
1-5 years	—	—	500	5.25%
5-10 years	—	—	—	—
After 10 years	—	—	—	—

Total	$235	5.25%	$500	5.25%

Totals	$15,659	3.33%	$6,550	4.47%

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
The risks associated with the Bank’s lending are primarily 1) credit risks from economic conditions and concentrations of a loans secured by particular types of collateral or in a particular geographic area and 2) interest rate risk.
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
Interest rate risk is a function of the maturity of the loan and method of pricing. The Bank’s loan maturity distribution reflects 42.2% of the portfolio maturing in one year or less. In addition, 41.14% of all loans float with an interest rate index. The maturity distribution and floating rate loans help protect the Bank from unexpected interest rate increases.

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
The average loan in the loan portfolio at December 31, 2009 was $62,854, a decrease of $4,366 from the 2008 level.

LOAN PORTFOLIO MATURITIES
Maturities and loan re-pricing indices in the Corporation’s loan portfolio are as follows:
Remaining Maturity
December 31, 2009
(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total
Real estate — construction	$33,005	$16,227	$89	$49,321
Real estate — mortgage 1-4 family	12,698	39,156	3,966	55,820
Real estate — commercial	17,596	40,546	2,932	61,074
Real estate — other	11,927	19,292	3,547	34,766
Agricultural	8,951	4,204	411	13,566
Commercial	29,510	21,743	736	51,989
Other loans	5,905	10,800	105	16,810

Totals	$119,592	$151,968	$11,786	$283,346

Variable Rate Loans by Re-pricing Index
(Dollars in Thousands)
Index

	Prime	LIBOR	Total
Real estate — construction	$34,335	$2,225	$36,560
Real estate — mortgage 1-4 family	21,039	—	21,039
Real estate — commercial	13,855	3,047	16,902
Real estate — other	13,662		13,662
Agricultural	5,603		5,603
Commercial	21,072	1,616	22,688
Other loans	124	—	124

Totals	$109,690	$6,888	$116,578

For additional information regarding interest rate sensitivity see INTEREST RATE RISK included in Item 1A below.
Impaired Loans — Management considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note’s effective interest rate, or, if the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impaired loans are covered by the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Because of the severe economic downturn and the effect on borrowers’ ability to pay and collateral values, the Bank expanded the scope of its analysis of the loan portfolio during 2009. This resulted in additional scrutiny of more loans. The effect was to test more loans for impairment and placing these loans under increased management supervision. At December 31, 2009, the Bank had identified 66 impaired loans (as defined by FASB ASC 310) aggregating $49,039,811 compared with 34 impaired loans totaling $21,149,317 as of December 31, 2008. Of the loans identified as impaired as of December 31, 2009, specific reserves were deemed necessary on 25 loans totaling $18,405,768 and reserves in the amount of $5,062,293 or 27.50% were allocated.
Of the loans impaired as of December 31, 2008 approximately $2,830,000 was charged off against the allowance, $3,040,000 was foreclosed and recorded as ORE, and $1,575,000 was repaid.
Non-performing Assets — The following table sets forth the Corporation’s non-performing assets at December 31, 2009, 2008, and 2007. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when the ability to collect the principal and interest is in doubt or when principal and interest is 90 days or more past due, unless, after analysis, it is determined that the interest is well secured and in the process of collection. Credit cards continue to accrue interest.

	Descriptions	2009	2008	2007
A	Loans accounted for on a nonaccrual basis	$18,993	$14,700	$11,079

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	210	28	26

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	1,657	1,106	54

D	Other non-performing assets	7,611	5,524	551

	Total	$28,471	$21,358	$11,710

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $968,048, $862,019 and $685,398 for 2009, 2008, and 2007 respectively. All of the assets in (D) above at the end of 2009, 2008, and 2007 were other real estate owned (ORE).
There may be additional loans in the Bank’s portfolio that may become classified or impaired as conditions continue to change. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations — On December 31, 2009, the Bank had $43,957,653 of agriculture related loans as compared to $47,599,289 and $40,792,171 in 2008 and 2007, respectively. Real estate construction and 1-4 family residential mortgage loans were $49,321,129 and $55,820,121 respectively in 2009, $52,649,854 and $52,676,766 respectively in 2008 and $68,699,154 and $41,738,820 respectively in 2007.
Summary of Loan Loss Experience
(Dollars in Thousands)

	2009	2008	2007
Average amount of loans outstanding, net	$286,548	$287,491	$251,348

Allowance for loan losses beginning January 1	$3,591	$3,981	$3,011

Loans Charged off:
Commercial, financial and agriculture	(3,850)	(2,422)	(226)
Real estate — mortgage	(512)	(68)	—
Installment loans to individuals	(165)	(265)	(213)

Total Charged off	(4,527)	(2,755)	(439)

Recoveries during the period
Commercial, financial and agriculture	53	30	12
Real estate — mortgage	4	—	—
Installment loans to individuals	46	35	17

Total Recoveries	103	65	29

Loans Charged off, net	(4,424)	(2,690)	(410)
Other Adjustments	—	—	—
Additions to the allowance charged to operations	8,268	2,300	1,380

	$7,435	$3,591	$3,981

Ratio of net charge offs during the period to average loans outstanding	1.54%	0.94%	0.16%
Of the approximately $4,527,000 of loans charged off in 2009, approximately $2,830,000 resulted from the resolution of loans identified as impaired at December 31, 2008.
Allowance for Loan Losses — The allowance for loan losses is maintained at a level which, in management’s opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount and trend of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions, the effect of lending policies and effectiveness of management and the current portfolio mix including concentrations. The amount charged to the provision is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.
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
The nonclassified portion of the allowance is for probable inherent losses which exist as of the evaluation date even though they may not have been identified by the more objective processes for the classified portion of the allowance. This is due to the risk of error and inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations. Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, experience of loan management, effects of lending policies and general economic environment in the Corporation’s markets. As mentioned above in Impaired Loans, the Bank responded to the severity of the economic downturn by expanding the scope of its analysis of the loan portfolio.
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
Management believes that the allowance for loan losses at December 31, 2009 is appropriate given past experience and the underlying strength of the loan portfolio.
The table below reflects an allocation of the allowance for the years ended December 31, 2009, 2008, and 2007. The allocation represents an estimate for each category of loans based upon historical experience and management’s judgment.
     (Dollars In Thousands)

	(Dollars in Thousands)
				Percentage of Loans to
	Allowance			Total Loans
	2009	2008	2007	2009	2008	2007
Commercial, financial and agricultural	$4,770	$1,618	$2,964	57.0%	56.4%	53.5%
Real estate — construction	1,893	1,777	336	17.4%	18.8%	25.7%
Real estate — mortgage 1-4 family	629	64	554	19.7%	18.8%	15.6%
Installment loans to individuals	144	132	127	5.9%	6.0%	5.2%

Total	$7,436	$3,591	$3,981	100.0%	100.0%	100.0%

At December 31, 2009 the majority of loans identified as impaired were classified as commercial, financial and agricultural. As discussed above, these loans were dealt with through charge off, foreclosure or collection during 2009. After detailed analysis, the loans identified as impaired at December 31, 2009 and the related reserves were classified as indicated on the above table.
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
DEPOSITS
(Dollars in Thousands)
The following table sets forth the average amount of deposits for the years 2009, 2008, and 2007 by category.

	Deposits			Rate Paid
	2009	2008	2007	2009	2008	2007
Noninterest-bearing demand deposits	$140,782	$63,234	$60,446	0%	0%	0%

Interest — bearing
Demand	87,294	82,357	71,593	0.76%	1.68%	2.80%
Savings	19,147	17,612	18,530	0.20%	0.24%	0.25%
Time	196,591	194,524	174,009	2.94%	4.08%	4.83%

	$303,032	$294,493	$264,132	2.23%	3.18%	3.96%

The following shows the amount of time deposits outstanding at December 31, 2009, classified by time remaining until maturity.

	$100,000 or Greater
	Certificates of	Other Time
	Deposit	Deposits
Maturity
Three months or less	$19,889	$29,611
Three to six months	17,629	31,744
Six to twelve months	20,460	26,359
Twelve months or more	16,422	24,765

Totals	$74,400	$112,479

The following table shows various amounts of repurchase agreements and other short term borrowings and their respective rates.
(Dollars in Thousands)

	Maximum Outstanding	Average	Average interest	Ending	Average interest
	at any month end	balance	rate	balance	rate at year end
2009

Securities sold under agreements to repurchase	$—	$5	0.00%	$—	0.00%

Other short term borrowings	$947	$379	0.00%	$624	0.00%

2008

Securities sold under agreements to repurchase	$108,160	$68,257	1.22%	$1,861	0.00%

Other short term borrowings	$661	$663	1.59%	$496	0.19%

2007

Securities sold under agreements to repurchase	$60,504	$40,909	4.18%	$41,204	3.34%

Other short term borrowings	$1,044	$422	6.09%	$692	1.02%

Return on Equity and Assets — The following table shows the percentage return on equity and assets, the dividend pay-out ratio, and the ratio or average equity to average assets of the Corporation for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Return on average assets	-0.91%	0.11%	0.23%

Return on average equity	-10.97%	1.67%	3.28%

Dividend pay-out ratio	0.00%	125.00%	65.22%

Ratio of average equity to average assets	8.31%	7.35%	7.12%
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
The Corporation is a participant in the Capital Purchase Program (CPP) from the United States Treasury. Under this program, the Corporation sold to the Treasury, preferred shares and a warrant that is convertible into common stock of the Corporation. Should the common stock warrants be converted, the impact of the conversion would be a dilutive effect on the current shareholders and would result in an additional 105,080 shares being issued representing 4.40% of the 2,388,992 outstanding at December 31, 2009. When the Corporation received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program on December 23, 2008 (see Note 10 to the Consolidated Financial Statements), the Corporation became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends Related to the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.
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

INTEREST RATE SENSITIVITY*
Interest Rate Sensitivity Analysis
Year Ended December 31, 2009

		Percent Change
		Interest Income/Expense
	Ending Balances	Down 200	Up 200
	as of 12/31/09	Basis Points	Basis Points
Earning Assets:
Cash & Short-term Investments	$54,668,111	-99.64%	526.38%
Investment securities, taxable	55,826,968	-14.72%	6.68%
Investment securities, tax-exempt	28,045,024	-2.51%	14.06%
Loans	275,910,662	-7.13%	16.38%

Total Assets	$414,450,765	-8.11%	18.58%

Interest Bearing Liabilities:
Interest Bearing Deposits	$96,161,054	-18.87%	61.29%
Certificates of Deposit less than $100,000	112,497,802	-11.47%	46.28%
Certificates of Deposit greater than $100,000	74,400,183	-11.18%	43.52%

Total Interest Bearing Deposits	283,059,039	-12.54%	47.84%

Federal funds sold & securities
purchased under agreement to resale	0	0.00%	0.00%
Federal Home Loan Bank borrowings	2,069,242	2.35%	16.10%

Total Purchased Funds	2,069,242

Total Liabilities	$285,128,281	-12.28%	46.92%

Net Interest Income		-6.87%	10.21%

*	Information pertains to the Bank only
As shown in the table above, the Corporation is interest rate sensitive, especially in a downward rate environment. A 200 basis point decline in prevailing market interest rates, such as the prime rate, would cause an 6.87% decline in net interest income; while a similar increase in interest rates would yield a 10.21% increase in net interest income. The comparable sensitivities at the end of 2008 were a decline in net interest income of 6.54% in a 200 basis point decline and an increase of 16.98% in a similar increase of rates. This effect is due to the Corporation’s mix of variable and fixed rate loans, interest bearing deposits, and borrowed funds. The Corporation’s sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank’s performance.
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
Government Regulation and Supervision
The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Bank is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. In recent discussions with its principal regulators capital and other benchmarks were agreed upon, as well as reporting with respect to those benchmarks, and the Bank agreed consistent with its earlier determination to suspend cash dividends to preserve capital and to consult with the Alabama State Banking Department prior to the payment of any cash dividend. The agreed upon benchmarks are consistent with those already established by the Bank. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Bank’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Bank to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers. As a participant in the Treasury’s Capital Purchase Program, the Corporation is subject to additional Regulation as regards executive compensation and any additional items as may be required in the future. See “Supervision, Regulation and Government Policy” in Item 1.
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
Industry Conditions
Difficult market conditions have adversely affected our industry. The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Dramatic declines in the housing market over the past year, with falling home and commercial prices, increasing foreclosures, and unemployment, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity in general. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial services industry. In particular, the Corporation may face the following risks in connection with these events:
•	The Bank expects to face increased regulation of the industry, including the results of the EESA and the American Recovery and Reinvestment Act of 2009 (“ARRA”). Compliance with such regulation may increase the Bank’s costs and limit our ability to pursue business opportunities.

•	Government stimulus packages and other responses to the financial crises may not stabilize the economy or financial system.

•	The ability to assess the creditworthiness of the Bank’s customers may be impaired if the approaches used to select, manage, and underwrite our customers become less predictive of future behaviors.

•	The process used to estimate losses requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans. The current economic conditions may make accurate estimation more difficult and negatively impact the reliability of this process.

•	The Bank will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because of its performance or because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	The ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Corporation’s authorized common shares consist of the following:
(1)	5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,388,992 shares are issued and 2,279,669 are outstanding and held by approximately 862 shareholders of record, as of March 30, 2010.

(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 30, 2010.
The Corporation is informed that over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, markdowns, or commissions and may not necessarily reflect actual transactions. Because of the extremely limited number of transactions involving the Corporation’s common stock that have been reported on the OTCBB, the Corporation believes that any reported bid or asked price may not reflect a fair valuation of its common stock.
The Corporation declared no cash dividends during 2009 and cash dividends per common share of $0.30 per common share in 2008. The payment of dividends is subject to the earnings and financial condition of the Corporation and other relevant factors. Dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. Payment of future dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 18 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.

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
United Bancorporation of Alabama, Inc. is a one-bank, bank holding company that competes in the commercial banking industry within the primary markets of Southwest Alabama and Northwest Florida. As a community bank, the Bank strives to meet the needs of the total markets it serves including, but not limited to, consumer and business banking needs, agricultural financing, mortgage products, and various insurance and investment needs.
At December 31, 2009 the Corporation had $456,982,406 of total assets, compared to $550,045,007 at December 31, 2009. Total deposits decreased by $86,345,377 (17.58%) to $404,810,249, as compared to $491,155,626 at the end of 2008. As discussed in the 2008 Form 10-K and 2009 Form 10-Q filings, the decline was anticipated as the two temporary transactions came to their planned conclusions. The $36 million of deposits held at December 31, 2008 for the local municipal government were dispersed for their intended use and the $62 million of deposits held at December 31, 2008 for the local customer has likewise been dispersed to fund the construction project.
Loans at year end 2009 totaled $283,346,171, an increase of $3,566,295 from the $279,779,877 recorded at December 31, 2008. The allowance for loan losses increased by $3,843,951, to $7,435,509 from $3,591,558. The allowance coverage rose to 2.62% of total loans from 1.28% of total loans.
Other Real Estate owned (ORE) increased to $7,610,689 at year end, 2009 from $5,253,501 at the same time in 2008. This was the result of the weakened economy and the foreclosing on several problem loans by the Bank as it continued efforts to resolve the problem credits. The Corporation created a reserve for possible losses on ORE in the amount of $1,032,000.
The investment by the Corporation in premises and equipment at the end of 2009 was lower by $1,267,091 to $17,589,236 from $18,856,327 at the end of 2008. The Corporation did not add to its branch network during the year and this reduced the need for fresh purchases of equipment.
Net interest income was $13,647,585 for the year ended December 31, 2009, as compared with $13,622,148 for the year ended December 31, 2008, or virtually flat. Non accrual loans continued to be a drag on interest revenue. Net interest income increased in each quarter during 2009 over the prior quarter, primarily as the result of the continued lower interest rates paid on maturing time deposits. Net interest income is discussed in more detail below under Net Interest Income.
The severe economic recession begun in 2008 continued full force in 2009 as business conditions experienced by the country as a whole and the communities served by the Corporation continued to deteriorate. This caused more loans to experience problems in meeting repayment terms and a deterioration in collateral values. As a result of this and the continuing in depth reviews of the loan portfolio, additional provisions to strengthen the allowance for losses on loans were required. The provision expense was increased to $8,267,561 in 2009 from $2,300,000 in 2008, or an increase of $5,967,561 (259.46%).
Noninterest income totaled $4,683,596 for 2009 as compared to $4,769,523 in 2008, a decrease of $85,927 or 1.80%. Service charges and fees on deposit accounts showed an increase of $78,922. Gains recorded from disposition of investment portfolio securities were lower by $88,421 and origination fees on mortgage loans were flat to 2008. Other non interest income was lower by $67,823 as revenues from the sale of insurance and investments were lower by $91,957.
Noninterest expense totaled $17,321,206 for the year ended December 31, 2009, as compared to $16,015,843 for the year ended December 31, 2008, an increase of $1,305,363 or 8.15%. Salaries and benefits were lower by $30,175 to $8,517,858 (0.35%). This decrease was the result of revising staffing levels to operate more efficiently and the continuation of no bonus or salary increases. Occupancy expense was lower by $85,901 as the Corporation restricted the purchase of new equipment and facilities resulting in lower depreciation. Other non interest expense showed an increase of $1,421,439. During 2009 a reserve was established for the disposal of ORE and $1,032,000 of expense was recognized to fund this as compared to no expense in 2008. Additionally, expenses for FDIC insurance premiums were $1,293,212 in 2009 as compared to $216,548 in 2008. This increase of $1,076,664 combined with the provision for ORE losses accounted for the increased expenses. Expenses over which the Corporation could exercise some control; such as advertising, donations and supplies; were lower.
The Corporation reported a net loss for the year of $4,551,588 as compared to a profit of $545,938 for the year ended December 31, 2008. The pre tax loss in 2009 was $7,257,586 as compared to a pre tax profit in 2008 of $75,828. Tax benefits of $3,228,241 and $470,110 were recognized in 2009 and 2008 respectively. The results for 2009 include the payment of preferred dividends and associated accretion of discount related to the preferred stock in the amount of $522,243. There were no dividends on preferred shares paid in 2008. Diluted earnings (loss) per share were ($1.79) and $0.24 for the periods ended December 31, 2009 and 2008 respectively.
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
The allowance for loan losses is a significant estimate and is regularly evaluated by management for accuracy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect borrowers’ ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance, could change. Management believes the allowance for loan losses is appropriate and properly recorded in the financial statements. For further discussion of the allowance for loan losses, see
“PROVISION FOR LOAN LOSSES” below, and “Summary of Loan Loss Experience” and “Allowance for Loan Losses” under “BUSINESS” above.
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

NET INTEREST INCOME
(Dollars in Thousands)

	2009	2008
Interest income (1)	$21,411	$25,201
Interest expense	7,129	10,879

Net interest income	14,282	14,322
Provision for loan losses	8,268	2,300

Net interest income after provision for loan losses on a tax equivalent basis	6,014	12,022
Less: tax equivalent adjustment	634	699

Net interest income after provision for loan losses	$5,380	$11,323

(1) Income on tax-exempt obligations has been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2009 and 2008.
Total interest income (on an FTE basis) decreased to $21,411,086 in 2009, from $25,201,214 in 2008, a decrease of $3,790,128, or 15.0%. This decrease was primarily caused by the historically low Fed Funds overnight rate which was set at 0.25% for the majority of 2009. Average loans decreased $943,449 while the average rate earned decreased 84 basis points causing an overall decrease in interest earned on loans of $2,543,075. The average interest rate (FTE) earned on all earning assets in 2008 decreased to 4.93% from 5.86% in 2008. The interest margin decreased to 3.28% in 2009 from 3.33% in 2008. Average taxable investment securities for 2009 were $65,760,188, as compared to $84,812,612 for 2008, a decrease of $19,052,424, or 22.5%. Average tax-exempt investment securities decreased $3,323,237, or 9.8%, to $30,579,430 in 2008 from $33,902,668 in 2008. The average volume of federal funds sold and interest bearing deposits in other banks increased to $52,734,510 in 2009 from $23,970,456 in 2008, an increase of $28,764,054 or 120.0%. The increase in fed funds sold and interest bearing deposits in other banks was primarily the result of elevated levels of deposits from the previously discussed two temporary transactions held in demand accounts throughout 2009.
Total interest expense decreased $3,749,488 or 34.5%, to $7,129,032 in 2009, from $10,878,520 in 2008. This decrease was a function of the decrease in interest rates paid on deposit accounts as prevailing rates were low throughout the year. The average rate paid on interest-bearing liabilities in 2009 was 2.26% as compared to 2.90% in 2008. Average interest-bearing liabilities decreased to $315,247,208 in 2009, from $375,397,504 in 2007, a decrease of $60,150,297, or 16.0%. Average savings and interest-bearing demand deposits increased $6,471,915 or 6.1% to $106,440,883 in 2009. Average time deposits increased to $196,591,347 in 2008, from $194,254,132 in 2008, an increase of $2,067,214, or 1.1%. The average rate paid on time deposits decreased to 3.09% in 2009 from 4.08% in 2008. The Corporation issued $10,310,000 of subordinated debentures in September of 2006 at an interest rate of LIBOR plus 1.68%. The interest rate paid on the subordinated debentures was 2.61% in 2009, a reduction from the 5.28% paid in 2008.

PROVISION FOR LOAN LOSSES
The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses increased 259.46% for the year ended December 31, 2009 to $8,267,561 as compared to $2,300,000 for the year ended December 31, 2008. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.
The allowance for loan losses at December 31, 2009 represents 2.62% of gross loans, as compared to 1.28% at December 31, 2008.
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

NONINTEREST INCOME

	2009	2008
Service Charge Income	$1,364,164	$1,238,089
Nonsufficient Fund Charges, net	2,170,331	2,217,484
Mortgage Origination Fees	159,552	168,157
Investment Securities Gains, (net)	176,316	264,737
Other	813,233	881,056

	$4,683,596	$4,769,523

Total noninterest income decreased $85,927 or 1.8%, to $4,683,596 in 2009, as compared to $4,769,523 in 2008.
Service charges on deposit accounts increased by $88,160 to $616,234 in 2009 from $528,074 in 2008 as lower rates were responsible for fewer service charges on commercial deposit accounts being offset by credits for balances maintained. Income from ATM usage fees increased by $71,000 to $666,856 in 2009 from $595,856 in 2008 as the Bank increased the fee on non customer ATM transactions and ATM usage increased. Overdraft fees, net of rebated fees, declined by $47,153 on lower volume of overdrafts. Income from brokerage for customers and insurance declined by $91,957 to $255,029 from $346,986 as customers were reluctant to commit funds in the economic climate. Gains on the sale of investment securities declined to $176,316 in 2009 from $264,737 in 2008. In 2009 the Corporation made the decision to sell its entire portfolio of U S Government Agency Mortgage Backed Securities resulting in the gain.

NONINTEREST EXPENSE

	2009	2008
Salaries and benefits	$8,517,858	$8,548,033
Net occupancy	2,418,913	2,504,814
Other	6,384,435	4,962,996

Total	$17,321,206	$16,015,843

Total noninterest expense increased $1,305,363, or 8.2%, to $17,321,206 in 2009 from $16,015,843 in 2008.
Salaries and other compensation expense decreased $30,175, or 0.35%. The Corporation did not pay a bonus in either 2009 or 2008 and did not provide salary increases in 2009. In addition, the Corporation reviewed the way it staffed certain areas which resulted in increased efficiency. Net occupancy expenses decreased to $2,418,913 in 2009 from $2,504,814 in 2008, a decrease of $85,901 or 3.43%. Depreciation expenses decreased by $53,151 as the Corporation slowed its capital expenditures. Repairs and maintenance were lower by $65,542 as repairs were fewer and the Corporation had renewed several contracts on favorable terms. Other expenses increased to $6,384,435 in 2009, from $4,962,996 in 2008, an increase of $1,421,439, or 28.64%. The expense related to FDIC insurance assessments increased by $1,076,664 or 497.19%. Also included was the provision for losses on ORE of $1,032,000. There was no such provision in 2008. The increase because of these two items was $2,108,664 and was offset by net decreases in controllable expenses such as advertising ($159,616), donations ($56,043), professional and accounting fees ($275,630) and travel and entertainment ($33,364).
Basic and diluted earnings per share in 2009 were ($1.79), as compared to $0.24 in 2008. Return on average assets was (0.91%) in 2009, as compared to 0.11% in 2008. Return on average equity was (10.97%) in 2009, as compared to 1.67% in 2008.
LOANS AT DECEMBER 31

	2009	2008
Real estate — construction	$49,321,129	$52,649,854
Real estate — 1—4 family residential mortgage	55,820,121	52,676,766
Real estate — commercial	61,073,450	51,733,848
Real estate — other	34,765,842	34,574,419
Agriculture	13,566,243	12,024,870
Commercial	51,989,325	57,233,574
Other loans	16,810,061	18,886,546

	$283,346,171	$279,779,877

Total loans increased to $283,346,171 at December 31, 2009, from $279,779,877 at year end 2008, an increase of $3,566,294, or 1.27%. The ratio of loans to deposits was 70.00% at December 31, 2009 vs. 56.96% at the same date in 2008. The increase in the loan to deposit ratio was caused by the decrease in deposits of $98 million, as the two temporary transactions discussed in the 2008 Form 10-K reached their planned conclusion.
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
Additionally, the Corporation requires cash for various operating needs including dividends to shareholders, the servicing of debt and general corporate expenses. The primary source of liquidity for the Corporation is dividends from the Bank As noted in Part I, Item 1. Business, Supervision, Regulation and Government Policy, the payment of dividends from the Bank is regulated by the Alabama State Banking Department and is dependent on earnings and credit losses. Recent earnings and loan losses create a restriction on the ability of the Bank to pay dividends. Future payments of dividends by the Bank to the Corporation will be dependent on earnings, loan losses and the Alabama State Banking Department.
As previously discussed, the Corporation is a participant in the Capital Purchase Program by the U. S. Treasury. An investment in preferred stock and a common stock warrant of the Corporation in the amount of $10.3 million was received on December 23, 2008. By December 30, 2008, $9.3 million was transferred to the banking subsidiary as additional paid in capital and $1 million was retained at the holding company in support of any future needs. As of December 31, 2009, approximately $556,000 remains on deposit at the Bank.
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
The Corporation generates the majority of its cash flow from financing activities. As was anticipated, financing activities used funds during 2009 as the two temporary transactions discussed earlier came to their planned conclusions. The amount used in financing activities was $88,674,445 in 2009. This offset the funds provided by financing activities in 2008 of $92,221,242 primarily attributable to the presence and termination of the two temporary transactions as previously discussed. The investing activities of the Corporation used $3,337,771 of cash flow, to fund the investment portfolio, loan portfolios, and the purchases of premises and equipment of the Bank. Operations provided $3,157,829 in cash flow for the year ended December 31, 2009.
CAPITAL RESOURCES
The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average equity to average assets ratio during 2009 was 8.31% as compared to 7.35% in 2008. Total stockholders’ equity on December 31, 2009 was $37,563,804, a decrease of $4,558,837, or 10.82%, from $42,122,641 at year end 2008. The Corporation’s risk based capital of $45,299,307, or 14.23%, of risk adjusted assets at December 31, 2009, was well above the Corporation’s minimum risk based capital requirement of $25,464,832 or 8.0% of risk weighted assets.
In March of 2006, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised 24.06% of the Corporation’s Tier 1 Capital as of December 31, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Corporation’s consolidated financial statements as of December 31, 2009 and 2008 and for the years thus ended are included in the following pages shown in the index below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
United Bancorporation of Alabama, Inc.
Atmore, Alabama
We have audited the consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of United Bancorporation of Alabama, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Item 9A (T), “Controls and Procedures” and, accordingly, we do not express an opinion thereon.
Birmingham, Alabama
March 30, 2010

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$13,858,726	$35,148,646
Interest bearing deposits in banks	40,809,385	91,773,852
Federal funds sold	0	16,600,000

Cash and short-term investments	54,668,111	143,522,498

Securities available for sale, at fair value (amortized cost of $67,627,174 and $84,725,733 at December 31, 2009 and 2008, respectively)	68,212,662	85,526,712

Securities held to maturity (market values of $15,715,993 and $6,596,039 respectively)	15,659,330	6,550,000

Loans	283,346,171	279,779,877
Less: Allowance for loan losses	7,435,509	3,591,558

Net loans	275,910,662	276,188,319

Premises and equipment, net	17,589,236	18,856,327
Interest receivable	2,858,122	3,253,604
Intangible assets	934,763	934,763
Other assets	21,149,520	15,212,784

Total assets	$456,982,406	$550,045,007

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$121,753,295	$172,291,464
Interest bearing	283,056,954	318,864,162

Total deposits	404,810,249	491,155,626

Securities sold under agreements to repurchase	0	1,861,237
Advances from Federal Home Loan Bank of Atlanta	1,445,100	1,609,900
Treasury, tax, and loan account	624,143	495,572
Interest payable	620,867	912,570
Accrued expenses and other liabilities	1,608,243	1,577,461
Note payable to Trust	10,310,000	10,310,000

Total liabilities	419,418,602	507,922,366

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares issued in 2009 and 2008 respectively	10,014,985	9,953,381
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,992 and 2,388,125 shares in 2009 and 2008, respectively	23,890	23,881
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	0	0
Additional paid in capital	6,544,079	6,342,423
Accumulated other comprehensive income, net of tax	351,289	480,584
Retained earnings	21,685,478	26,572,188

	38,619,721	43,372,457

Less: 131,678 and 155,855 treasury shares, at cost, respectively	1,055,917	1,249,816

Total stockholders’ equity	37,563,804	42,122,641

Total liabilities and stockholders’ equity	$456,982,406	$550,045,007

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008
Interest income:
Interest and fees on loans	$17,013,596	$19,556,671
Interest on investment securities:
Taxable	2,283,501	3,062,502
Nontaxable	1,231,617	1,359,884

Total investment income	3,515,118	4,422,386
Other interest income	247,903	521,611

Total interest income	20,776,617	24,500,668

Interest expense:
Interest on deposits	6,770,052	9,373,000
Interest on other borrowed funds	358,980	1,505,520

Total interest expense	7,129,032	10,878,520

Net interest income	13,647,585	13,622,148

Provision for loan losses	8,267,561	2,300,000

Net interest income after provision for loan losses	5,380,024	11,322,148

Noninterest income:
Service charge on deposits	3,534,495	3,455,573
Investment securities gains, net	176,316	264,737
Mortgage loan and related fees	159,552	168,157
Other	813,233	881,056

Total noninterest income	4,683,596	4,769,523

Noninterest expense:
Salaries and benefits	8,517,858	8,548,033
Net occupancy expense	2,418,913	2,504,814
Other	6,384,435	4,962,996

Total noninterest expense	17,321,206	16,015,843

Earnings (loss) before income tax benefits	(7,257,586)	75,828
Income tax benefits	(3,228,241)	(470,110)

Net earnings (losses)	(4,029,345)	545,938
Preferred stock dividends	460,639	—
Accretion on preferred stock discount	61,604	—

Net earnings (losses) available to common shareholders	$(4,551,588)	$545,938

Basic earnings (losses) per share	($1.79)	$0.24

Basic weighted average shares outstanding	2,245,098	2,251,179

Diluted earnings (losses) per share	($1.79)	$0.24

Diluted weighted average shares outstanding	2,245,098	2,254,513
See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2009 and 2008

						Accumulated
				Additional		other		Total
		Common	Common	paid in	Retained	comprehensive	Treasury	stockholders’	Comprehensive
	Preferred Stock	Shares	stock	Capital	earnings	income	stock	equity	income (loss)
Balance December 31, 2007	$—	2,383,097	$23,831	$5,864,964	$26,700,500	$122,105	$(790,010)	$31,921,390

Net earnings					545,938			545,938	$545,938

Other comprehensive income (Note 20)						358,479		358,479	358,479

Comprehensive income									$904,417

Cash dividends declared ($.30 per share)					(674,250)			(674,250)
Exercise of stock options		634	6	9,979				9,985
Sale of common stock (ESPP)		440	4	6,728				6,732
Treasury shares issued to dividend reinvestment plan				81,442			43,917	125,359
Purchased Treasury Stock							(94,923)	(94,923)
Received stock to satisfy loan outstanding							(408,800)	(408,800)
Stock-based compensation		3,954	40	32,691				32,731
Preferred Stock Issued to US Treasury Department	9,953,381			346,619				10,300,000

Balance December 31, 2008	$9,953,381	2,388,125	$23,881	$6,342,423	$26,572,188	$480,584	$(1,249,816)	$42,122,641

Net earnings					(4,029,345)			(4,029,345)	$(4,029,345)

Other comprehensive loss (Note 20)						(129,295)		(129,295)	(129,295)

Comprehensive loss									$(4,158,640)

Sale of common stock (ESPP)		425	4	5,126				5,130
Treasury shares issued to dividend reinvestment plan				13,770			16,168	29,938
Treasury shares issued as stock dividend				151,360	(329,091)		177,731	—
Cash portion of stock dividend (fractional shares)					(6,031)			(6,031)
Stock-based compensation		442	5	31,400				31,405
Accretion on preferred stock discount	61,604				(61,604)			—
Preferred stock dividends paid					(460,639)			(460,639)

Balance December 31, 2009	$10,014,985	2,388,992	$23,890	$6,544,079	$21,685,478	$351,289	$(1,055,917)	$37,563,804

See accompanying notes to conslidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net earnings (losses)	$(4,029,345)	$545,938
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities
Provision for loan losses	8,267,561	2,300,000
Depreciation of premises and equipment	1,318,646	1,375,022
Net (accretion) amortization of premuim / discount on investment securities available for sale	138,424	(811,325)
Net amortization of premium on investment securities held to maturity	178,013	—
Gain on sales of investment securities available for sale, net	(176,316)	(264,737)
(Gain) loss on sale of other real estate	(8,797)	1,045
Stock-based compensation	31,405	32,731
(Gain) loss on disposal of equipment	9,790	(14,316)
Increase in deferred income taxes	(2,738,799)	(625,263)
Provision for other real estate losses	1,032,000	—
Writedown of other real estate	4,500	85,000
Decrease in interest receivable	395,482	698,473
(Increase) decrease in other assets	1,290,510	(207,330)
Increase in special three year Federal Deposit Insurance Corporation prepaid deposit assessment	(2,294,324)	—
Decrease in interest payable	(291,703)	(248,792)
Increase in accrued expenses and other liabilities	30,782	242,250

Net cash provided by operating activities	3,157,829	3,108,696

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	41,456,614	1,122,276,179
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	13,315,000	—
Proceeds from sales of investment securities available for sale	10,849,262	19,461,248
Purchases of investment securities available for sale	(35,187,842)	(1,116,905,637)
Purchases of investment securities held to maturity	(22,602,343)	(6,550,000)
Net increase in loans	(11,874,427)	(20,913,368)
Purchases of premises and equipment, net	(69,345)	(3,432,055)
Proceeds from sale of premises and equipmet	8,000	23,600
Proceeds from sale of other real estate	767,310	113,279

Net cash used in investing activities	(3,337,771)	(5,926,754)

Cash flows from financing activities
Net increase (decrease) in deposits	(86,345,377)	122,253,061
Net decrease in securities sold under agreements to repurchase	(1,861,237)	(39,342,614)
Cash dividends — preferred stock	(460,639)	—
Cash dividends — common stock	(6,031)	(675,462)
Proceeds from exercise of stock options	—	9,985
Purchase of treasury stock	—	(94,923)
Proceeds from sale of common stock	5,130	6,732
Proceeds from sale of treasury stock	29,938	125,359
Repayments of advances from FHLB Atlanta	(164,800)	(164,800)
Proceeds from CPP funds provided by U.S. Treasury	—	10,300,000
Increase (decrease) in other borrowed funds	128,571	(196,096)

Net cash provided by financing activities	(88,674,445)	92,221,242

Net increase (decrease) in cash and short-term investments	(88,854,387)	89,403,183

Cash and short-term investments, beginning of period	143,522,498	54,119,315

Cash and short-term investments, end of period	$54,668,111	$143,522,498

Supplemental disclosures
Cash paid during the period for:
Interest	$7,420,735	$13,338,614
Income taxes	55,984	94,454

Noncash transactions
Transfer of loans to other real estate through foreclosure	$3,884,523	$5,172,049
Transfer of loans to treasury stock in satisfaction of loans	—	408,000
See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(1)	Summary of Significant Accounting Policies
Nature of Business
United Bancorporation of Alabama, Inc. (the Corporation) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, United Bank (the Bank). United Bank is a commercial bank with headquarters in Atmore, Alabama. The Bank provides a full range of banking services in its primary market areas of Baldwin, Escambia, and Monroe Counties, Alabama, and Santa Rosa County, Florida.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of United Bancorporation of Alabama, Inc. and United Bank, collectively referred to as the Corporation. Significant inter-company balances and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate, deferred taxes, the valuation of other than temporary impairment for investment securities, and the fair value of financial instruments.

The Corporation has evaluated all transactions, events, and circumstances for consideration or disclosure through March 30, 2010, the date these financial statements were issued and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Fair Value of Financial Instruments

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Cash and Short-Term Investments

The Corporation considers due from banks, interest-bearing deposits in banks, and federal funds sold to be cash and short-term investments. Federal funds are generally sold for one–day periods.

Investment Securities

Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) securities available for sale, or (iii) securities held to maturity. Trading account securities are stated at fair value. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. As of December 31, 2009, the Corporation had $68,213,000 of investment securities, or approximately 81%, classified as securities available for sale and $15,659,000, or approximately 19%, classified as securities held to maturity. As of December 31, 2008, the Corporation had $85,527,000 of investment securities, or approximately 93%, classified as securities available for sale and $6,550,000, or approximately 7%, classified as securities held to maturity

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) related to the recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). See the “Recent Accounting Pronouncement” section for additional information.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Net gains and losses on the sale of investment securities available for sale, computed using the specific identification method, are shown separately in noninterest income in the consolidated statements of operations. Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security.

A decline in the fair value of any security below amortized cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Restricted Equity Securities

The Corporation is required to maintain an investment in capital stock of various entities. Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost. At their discretion, these entities may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.

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

As of December 31, 2009 and December 31, 2008, approximately 57% and 52%, respectively, of the Corporation’s loans were commercial loans. The Corporation’s commercial customers are primarily small to middle market enterprises. The Corporation also specializes in agricultural loans, which represented approximately 16% and 17% of the Corporation’s total loans at both December 31, 2009 and December 31, 2008, respectively.

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

Other Real Estate

Other real estate represents property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried in other assets at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent valuation decreases in the carrying value of other real estate as well as costs to carry other real estate are recognized as charges to noninterest expense. In 2009, recognizing the uncertain valuation of real estate, the Corporation established a reserve for losses on ORE of $1,032,000 by making a charge to expense. As of December 31, 2009 and 2008, the Corporation had $7,610,689 (net of reserve) and $5,523,501, respectively, in other real estate which are included in other assets in the consolidated balance sheets.

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be identified because of contractual or other legal rights. Under the provisions of FASB ASC 350, intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets that have finite lives are amortized over their estimated useful lives and are also subject to impairment testing. The Corporation’s intangible assets have indefinite useful lives and are not subject to amortization. See Note 7 for summaries of the Corporation’s intangible assets.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

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

Stock Based Compensation

At December 31, 2009, the Corporation had options and other equity awards outstanding as defined by two stock-based employee compensation plans, which are described more fully in Note 14. The Corporation accounts for its stock based compensation plans under stock compensation accounting guidance (FASB ASC 718, Compensation – Stock compensation). This guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards and stock grants.

Earnings (Losses) per Share

Basic and diluted earnings (losses) per share are computed on the weighted average number of shares outstanding in accordance with FASB ASC 260, Earnings Per Share. Note 15 provides additional disclosure information regarding earnings per share.

Recent Accounting Pronouncements

Effective July 1, 2009, the Corporation adopted a new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC. This guidance is effective for the Corporation as of December 31, 2009.

Effective April 1, 2009, the Corporation adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Corporation adopted accounting guidance related to fair value measurements and disclosures (FASB ASC 820, Fair Value Measurements and Disclosures). This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The effect of adoption was not material.

FASB issued ASU 2009-05 (FASB ASC 820) which describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data. If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the accounting guidance in FASB ASC for fair value measurements and disclosures. When measuring the fair value of liabilities, this guidance reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurements. In addition, this guidance clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities. This guidance is effective for the Corporation as of December 31, 2009 with adoption applied prospectively.

In addition, the following accounting pronouncement was issued by FASB, but is not yet effective:

FASB issued accounting guidance (FASB Statement No. 166) which modifies certain guidance contained in the Transfers and Servicing topic of FASB ASC (FASB ASC 860). This standard eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets, and requires additional disclosures. This guidance is effective for the Corporation as of January 1, 2010, with adoption applied prospectively for transfers that occur on or after the effective date.
(2)	Cash and Due From Banks
The Bank is required by the Federal Reserve Bank to maintain daily cash balances. These balances were $425,000 at both December 31, 2009 and 2008, respectively.
(3)	Investment Securities
The amortized cost and fair value of investment securities available for sale at December 31, 2009 and 2008 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2009:
U.S. Treasury securities	$3,024,364	$3,132	$(777)	$3,026,719
U.S. government sponsored agencies	36,040,571	444,446	(16,504)	36,468,513
State and political subdivisions	28,552,086	517,459	(355,405)	28,714,140
Mortgage–backed securities	—	—	—	—
Equity securities	10,153	—	(6,863)	3,290

	$67,627,174	$965,037	$(379,549)	$68,212,662

2008:
U.S. government sponsored agencies	$38,977,901	$574,397	$—	$39,552,298
State and political subdivisions	33,040,244	511,299	(428,646)	33,122,897
Mortgage–backed securities	12,707,588	193,462	(49,533)	12,851,517

	$84,725,733	$1,279,158	$(478,179)	$85,526,712

The amortized cost and fair value of investment securities held to maturity at December 31, 2009 and 2008 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2009:

U.S. government sponsored agency securities	$15,424,330	$105,554	$(48,891)	$15,480,993
Other domestic debt securties	235,000	—	—	235,000

	$15,659,330	$105,554	$(48,891)	$15,715,993

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2008:

U.S. government sponsored agency securities	$6,050,000	$46,539	$(500)	$6,096,039
Other domestic debt securties	500,000	—	—	500,000

	$6,550,000	$46,539	$(500)	$6,596,039

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All securities with unrealized losses are deemed to be other-than-temporarily impaired as the primary source of the unrealized loss is associated prevailing interest rates and not the credit worthiness of the debt issuer.

Those investment securities classified as available for sale which have an unrealized loss position at December 31, 2009 and 2008 are detailed below:

2009	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$2,025,312	$777	$—	$—	$2,025,312	$777
U.S. government sponsored agencies	5,035,326	16,504	—	—	5,035,326	16,504
State and political subdivdisions	4,412,702	75,555	2,204,792	279,850	6,617,494	355,405
Equity securities	3,290	6,863			3,290	6,863

Total temporarily impaired securities	$11,476,630	$99,699	$2,204,792	$279,850	$13,681,422	$379,549

2008	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Government sponsored agencies & mortgage-backed securities	$2,453,105	$27,224	$1,191,568	$22,309	$3,644,673	$49,533
State and political subdivdisions	7,843,035	387,848	1,218,280	40,798	9,061,315	428,646

Total temporarily impaired securities	$10,296,140	$415,072	$2,409,848	$63,107	$12,705,988	$478,179

Those investment securities classified as held to maturity which have an unrealized loss position at December 31, 2009 and 2008 are detailed below:

2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies	$2,967,310	$48,891	$—	$—	$2,967,310	$48,891
State and political subdivdisions	—	—	—	—	—	—

Total temporarily impaired securities	$2,967,310	$48,891	$—	$—	$2,967,310	$48,891

2008
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Government sponsored agencies	$999,500	$500	$—	$—	$999,500	$500
State and political subdivdisions	—	—	—	—	—	—

Total temporarily impaired securities	$999,500	$500	$—	$—	$999,500	$500

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. All securities with unrealized losses are deemed to be other-than-temporarily impaired as the primary source of the unrealized loss is associated prevailing interest rates and not the credit worthiness of the debt issuer.

The amortized cost and fair value of investment securities available for sale at December 31, 2009, categorized by contractual maturity are shown below.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Investment securities due in or after:
Due in one year or less	$1,500,036	$1,502,434	$235,000	$235,000
Due after one year through five years	34,321,586	34,750,112	6,025,212	6,097,888
Due after five years through ten years	22,440,716	22,746,708	9,399,118	9,383,105
Due after ten years	9,364,836	9,213,408	—	—

Total	$67,627,174	$68,212,662	$15,659,330	$15,715,993

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the twelve months ended December 31, 2009 and 2008 were as follows:

	2009	2008
Gross gains realized	$193,603	$264,975
Gross losses realized	(17,287)	(238)

Net gain realized	$176,316	$264,737

Investment securities available for sale with fair values of $36,685,206 and $40,366,404 at December 31, 2009 and 2008, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.
Investment securities held to maturity with amortized costs of $15,424,330 and $1,050,000 at December 31, 2009 and 2008, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.
Restricted equity securities (included in Other assets in the Consolidated Balance Sheets) consist of the following as of December 31, 2009 and 2008:

	2009	2008
Federal Home Loan Bank stock	$1,064,400	$903,900
First National Bankers’ Bank stock	825,000	525,000

	$1,889,400	$1,428,900

(4)	Loans and Allowance for Loan Losses

At December 31, 2009 and 2008, the composition of the loan portfolio was as follows:

	2009	2008
Real estate – construction	$49,321,129	$52,649,854
Real estate - 1-4 family residential mortgage	55,820,121	52,676,766
Real estate – commercial	61,073,450	51,733,848
Real estate – other	34,765,842	34,574,419
Agriculture	13,566,243	12,024,870
Commercial	51,989,325	57,233,574
Other loans	16,810,061	18,886,546

	$283,346,171	$279,779,877

Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Balance, beginning of year	$3,591,558	$3,981,922

Provision charged to earnings	8,267,561	2,300,000

Less loans charged–off	(4,526,727)	(2,754,386)
Plus loan recoveries	103,117	64,022

Net charge–offs	(4,423,610)	(2,690,364)

Balance, end of year	$7,435,509	$3,591,558

The following is a summary of information pertaining to impaired loans, nonaccrual loans, and loans past due ninety days or more:

	As of and for the Years Ended
	December 31,
	2009	2008
Impaired loans with a valuation allowance	$18,405,768	$14,431,827
Impaired loans without a valuation allowance	30,634,043	6,717,490

Total impaired loans	$49,039,811	$21,149,317

Valuation allowance related to impaired loans	$5,062,293	$1,577,292
Total nonaccrual loans	18,992,772	14,699,556
Total loans past due ninety days or more and still accruing	210,875	28,436
Troubled debt restructured loans	1,657,134	1,105,782
The average amount of impaired loans for the year 2009 and 2008 totaled approximately, $26,146,726 and $16,429,746, respectively. If impaired loans had been current throughout their terms, interest income would have been increased by $1,007,702 and $862,019, for 2009 and 2008, respectively. There was $1,704,552 of interest income recognized from impaired loans for the year ended December 31, 2009.

There was no significant amount of interest income recognized from impaired loans for the year ended December 31, 2008.

During 2009, certain executive officers and directors of the Corporation, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding and available lines of credit to these related parties at December 31, 2009 and 2008, totaled $4,204,151 and $2,900,612, respectively. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.
(5)	Foreclosed Assets

A summary of foreclosed assets for the years ending December 31, 2009 and 2008 are presented as follows:

	2009	2008
Balance, beginning of year	$5,523,501	$550,776
Additions	3,882,200	5,172,049
Disposals	(758,512)	(114,324)
Provision for losses	(1,032,000)	—
Writedowns	(4,500)	(85,000)

Balance, end of year	$7,610,689	$5,523,501

United Bank financed disposals	$237,060	$—

Expenses applicable to foreclosed assets for the year ended December 31, 2009 and 2008 are as follows:

	2009	2008
Net (gain) loss on sales of other real estate	$(8,798)	$1,045
Provision for other real estate losses	1,032,000	—
Writedown of other real estate	4,500	85,000
Operating expenses, net of lease income	174,450	196,165

	$1,202,152	$282,210

(6)	Premises and Equipment

At December 31, 2009 and 2008, premises and equipment were as follows:

	2009	2008
Land	$5,278,831	$5,258,831
Buildings and leasehold improvements (depreciated over 5 to 50 years)	15,694,277	15,748,566
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	8,005,873	7,952,191
Automobiles (depreciated over 3 years)	104,883	104,883
Construction in process	64,371	101,663

	29,148,235	29,166,134

Less accumulated depreciation	11,558,999	10,309,807

	$17,589,236	$18,856,327

The balance of 2009 construction in process is associated with building projects and consists of architect and engineering fees for the construction of a building for future expansion. The completion of this project has been delayed for the duration of the current economic downturn.

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,318,646 and $1,375,022, respectively.
(7)	Intangible Assets

Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At December 31, 2009, the Corporation operates three branch offices in Florida.

For the years ended December 31, 2009 and 2008, no impairment was recorded related to the intangible asset. As of December 31, 2009 and 2008, the Corporation had recorded $917,263 in intangible assets related to the cost of the charter.

Internet Domain Address – On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FASB ASC 350 and, as such, is not required to be amortized over any period of time.
(8)	Deposits

At December 31, 2009 and 2008, deposits were as follows:

	2009	2008
Noninterest bearing accounts	$121,753,295	$172,291,464
NOW accounts	61,964,769	87,291,512
Money market investment accounts	15,031,727	19,158,033
Savings account	19,180,797	17,192,088
Time deposits:
Time deposits less than $100,000	112,479,478	113,501,663
Time deposits greater than $100,000	74,400,183	81,720,866

Total deposits	$404,810,249	$491,155,626

As discussed in the 2008 Form 10-K and 2009 Form 10-Q filings, the decline was anticipated as the two temporary transactions came to their planned conclusions. The $36 million of deposits held at December 31, 2008 for the local municipal government were dispersed for their intended use and the $62 million of deposits held at December 31, 2008 for the local customer has likewise been dispersed to fund the construction project.

At December 31, 2009 and 2008 interest expense on deposits was as follows:

	2009	2008
NOW accounts	$531,382	$963,679
Money market investment accounts	132,407	422,292
Savings accounts	39,152	42,672
Time deposits:
Time deposit less than $100,000	4,938,664	5,877,791
Time deposit greater than $100,000	1,128,447	2,066,566

Total interst expense on deposits	$6,770,052	$9,373,000

At December 31, 2009, the contractual maturities of time deposits are as follows:

Due in 2010	$145,692,463
Due in 2011	30,809,770
Due in 2012	6,870,172
Due in 2013 or later	2,041,542
Due in 2014 or later	1,465,714

$186,879,661

(9)	Securities Sold Under Agreements to Repurchase

The maximum amount of outstanding securities sold under agreements to repurchase during 2009 and 2008 was $0 and $1,861,237, respectively. The weighted average borrowing rate at December 31, 2009 and 2008 was 0.00%. The average amount of outstanding securities sold under agreements to repurchase during 2009 and 2008 was $5,099 and $68,257,308 respectively. The weighted average borrowing rate during the years ended December 31, 2009 and 2008 was 0.00% and 1.22% respectively. Securities underlying these agreements are under the Corporation’s control.
(10)	Participation in U.S. Treasury Capital Purchase Program

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

As noted above $346,619 was assigned to the common stock warrants, and accordingly, $9,953,381 (total $10.3 million) has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $10.3 million over the five year period ending December 2013.
During the year ended December 31, 2009, the number of shares represented by the Warrant increased 1,040 shares due to the impact of 1% stock dividends issued during the year ended December 31, 2009.
(11) Borrowed Funds
The Corporation owed the Federal Home Loan Bank of Atlanta the following advances at December 31, 2009 and 2008.

2009
Maturity date	Interest rate
May 2012	7.41%	29,334
July 2017	6.93%	520,000
August 2017	6.84%	84,475
June 2020	4.62%	679,000
July 2020	7.54%	132,291

Total (weighted average rate of 5.90%)		$1,445,100

2008
Maturity date	Interest rate
May 2012	7.41%	41,067
July 2017	6.93%	585,000
August 2017	6.84%	95,375
June 2020	4.62%	743,667
July 2020	7.54%	144,791

Total (weighted average rate of 5.92%)		$1,609,900

At December 31, 2009 and 2008, the advances were collateralized by a blanket pledge of first–mortgage residential loans with available collateral amounts of $1,127,667 and $5,240,416, respectively. At December 31, 2009 the Corporation’s advances were also collateralized by Commercial Real Estate loans and Multi Family Real Estate loans with available collateral amounts of $1,331,999 and $318,450 respectively.

(12) Note Payable to Trust
United Bancorp Capital Trust II. In 2007, the Corporation formed a wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Corporation. The junior subordinated debentures can be redeemed prior to maturity at the option of the Corporation on or after September 30, 2011. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Corporation (the Debentures) held by the grantor trust. The debentures have the same interest rate (three month LIBOR plus 1.68%, floating) as the trust preferred securities. The interest rate in effect as of December 31, 2009 was 1.93%. The Corporation has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.
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
The trust preferred securities and the related debentures were issued on September 27, 2007. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of Debentures outstanding at December 31, 2009 was $10,310,000.
(13) Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Current:
Federal	$(381,542)	$134,049
State	(107,900)	21,104

Total	(489,442)	155,153

Deferred:
Federal	(2,391,858)	(577,328)
State	(346,941)	(47,935)

Total	(2,738,799)	(625,263)

Total income tax expense	$(3,228,241)	$(470,110)

Total income tax benefit differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings (losses) as follows:

	2009	2008
Income tax at statutory rate	$(2,467,679)	$27,822
Increase (decrease) resulting from:
Tax exempt interest	(468,605)	(509,084)
Interest disallowance	31,110	51,393
State income tax net of federal benefit	(300,195)	(17,708)
Premium amortization on tax exempt investment securities	13,950	20,350
Cash surrendered value of life insurance	(43,661)	(31,886)
GoZone tax credits	—	(31,748)
Other, net	6,739	20,751

	$(3,228,341)	$(470,110)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$2,376,315	$1,079,260
Net operating loss carry forward	1,211,842	—
Other real estate, principally due to differences in carrying value	978,967	600,240
AMT credit carryover	—	368,347
Accrued expenses	294,581	251,305
Investment securities available for sale	—	—
Interest rate floor	—	—
Other	17,701	15,201

Total deferred tax assets	4,879,406	2,314,353

Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	269,850	459,152
Investment securities available for sale	234,199	320,395
Discount accretion	9,041	40,366
Other	162,904	116,023

Total deferred tax liabilities	675,994	935,936

Net deferred tax asset	$4,203,412	$1,378,417

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
(14) Stock Based Compensation
Stock Options
1998 Stock Option Plan. The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the 1998 Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2009, the 1998 Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.
The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2007	53,600	$14.38
Granted	—
Expired	(8,560)	11.10
Surrendered	(5,600)	12.48
Exercised	(634)	15.75

Balance at December 31, 2008	38,806	$15.36
Granted	—
Expired	(8,160)	12.87
Surrendered	—
Exercised	—

Balance at December 31, 2009	30,646	$16.02

The following table displays information pertaining to the intrinsic value of option shares both outstanding and exercisable for the years ended December 31, 2009 and 2008, respectively.

	2009	2008
Aggregate intrinsic value of outstanding options	$—	$16,157

Aggregate intrinsic value of exercisable options	$—	$16,157
At December 31, 2009, approximately 30,000 optioned shares were exercisable at prices between $15.65 and $18.00 per share. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus.

Stock options outstanding and exercisable on December 31, 2009 were as follows:
2009

		Weighted average
		remaining contractual	Weighted average
Exercise price per share Outstanding:	Shares under option	life in years	exercise price
$15.65	8,960	1.1	$15.65
15.75	9,526	3.0	$15.75
16.00	2,000	6.0	$16.00
16.25	8,160	2.0	$16.25
18.00	2,000	6.6	$18.00

	30,646	2.6	$16.02

Exercisable:
$15.65	8,960	1.1	$15.65
15.75	9,526	3.0	15.75
16.00	2,000	6.0	16.00
16.25	8,160	2.0	16.25
18.00	1,600	6.6	18.00

	30,246	2.6	$15.99

Total intrinsic value of options exercised was $9,986 for the years ended December 31, 2008. The total fair value of options exercised during the year ended December 31, 2008 was $11,729.
2007 Equity Incentive Plan. The United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (the 2007 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock awards (discussed below), performance units, or any combination thereof to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2009, 293,978 shares of stock could be granted in the future. The changes in outstanding options are as follows:

		Weighted
		average
	Shares under	exercise price
	option	per share
Balance at December 31, 2007	2,000	$18.50
Granted	—
Surrendered	(2,000)	18.50
Exercised	—

Balance at December 31, 2008	—
Granted	4,000	$14.85
Surrendered	—
Exercised	—

Balance at December 31, 2009	4,000	$14.85

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

	2009	2008
Weighted-average expected life (in years)	10.00	N/A
Expected Volatility	20.00%	N/A
Risk-free interest rate	3.86%	N/A
Expected dividend yield	2.02%	N/A
Weighted-average fair value of options granted during the period	$3.88	N/A
Cash received from the exercise of options was $9,986 for the year ended December 31, 2008. The tax benefit realized for the tax deductions from options exercise of the share-based payment arrangements totaled $643 for the years ended December 31, 2008.
As of December 31, 2009, there was $14,563 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 4 years.

Restricted Stock
During 2009 one restricted stock grant was made by the Corporation totaling 442 shares. As of December 31, 2009 the Corporation has awarded restricted stock grants in two formats to two distinct classes of employees. Employees with more than 20 years of service have been awarded grants with a six month balloon vesting. The expense of these awards is recorded on a straight-line basis over the six month term. The second type of grant has been awarded to senior officers of the Corporation. These grants have five year terms (60 months) with 1/3 vesting on the grant anniversary date in years 3, 4, and 5. The expense of these awards is recorded on a straight-line basis over the 60 month term. As of December 31, 2009 there was $68,888 of unrecognized stock-based compensation related to these restricted stock grants which is expected to be recognized over a period of 4 years.

The following tables present restricted stock activity:

	Restricted	Weighted
	stock	average
	activity	fair value
Balance at December 31, 2007	5,626	18.00

Granted	4,459	16.51
Surrendered	(505)	18.00
Vested	—	—

Balance at December 31, 2008	9,580	17.34

Granted	442	14.85
Surrendered	—	—
Vested	—	—

Balance at December 31, 2009	10,022	17.20

The following table summarizes stock-based compensation expense for the years ended December 31, 2009 and 2008:

	2009	2008
Stock Option Expense	6,286	4,244
Restricted Stock Expense	25,119	28,487

Total Stock Based Compensation Expense	31,405	32,731

(15)	Net Earnings (Losses) per Share
Presented below is a summary of the components used to calculate diluted earnings (losses) per share for the years ended December 31, 2009 and 2008:

	2009	2008
Diluted earnings (losses) per share:
Basic weighted average common shares outstanding	2,245,098	2,251,179
Effect of the assumed exercise of stock options-based on the treasury stock method using average market price	—	3,334

Diluted weighted average common shares outstanding	2,245,098	2,254,513

(16)	Dividend Reinvestment and Share Purchase Plan
The Corporation sponsors a dividend reinvestment and share purchase plan. Under the plan, all holders of record of common stock are eligible to participate in the plan. Participants in the plan may direct the plan administrator to invest cash dividends declared with respect to all or any portion of their common stock. Participants may also make optional cash payments that will be invested through the plan. All cash dividends paid to the plan administrator are invested within 30 days of cash dividend payment date. Cash dividends and optional cash payments will be used to purchase common stock of the Corporation in the open market, from newly-issued shares, from shares held in treasury, in negotiated transactions, or in any combination of the foregoing. The purchase price of the shares of common stock is based on the average market price. All administrative costs are borne by the Corporation. For the year ended December 31, 2008 7,298 shares were purchased under the plan.
In 2009 no shares were purchased under the Plan as there were no cash dividends declared. In place of a cash dividend, the Corporation declared a 1% stock dividend to shareholders of record as of June 30, 2009.
(17)	Employee Benefit Plans
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
Contributions to the Plan charged to expense during 2009 and 2008 were $297,646 and $294,684, respectively.
Profit-Sharing Plan
The Corporation also maintains a profit–sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Benefits paid under the Plan are subject to approval by the Board of Directors each year. There was no benefit paid under the Plan for the 2009 year. Annual profit sharing contributions of $0 and $60,817 were made in 2009 and 2008, respectively.
Salary Continuation Plan
The Corporation provides a salary continuation plan providing for death and retirement benefits for certain executive officers. The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives. The expense recognized for the salary continuation plan amounted to $92,169 and $86,952 for the years ended December 31, 2009 and 2008, respectively. The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2009 and 2008 totaled $696,458 and $604,283, respectively.
The cost of the salary continuation plan described above is being offset by earnings from bank owned life insurance policies on the executives. The balance of the policy surrender values included in other assets totaled $2,728,954 and $2,600,539 at December 31, 2009 and 2008, respectively. Income recognized from the increase in cash surrender value on these policies totaled $128,415 and $93,783 for the years ended December 31, 2009 and 2008, respectively.

Employee Stock Purchase Plan
The Corporation sponsors an employee stock purchase plan which is available to all employees subject to certain minimum service requirements. The Plan is administered by a Board appointed committee which designates the offering period in which employees may purchase shares and the offering price. All administrative costs are borne by the Corporation. For the years ended December 31, 2009 and 2008, 425 and 440 shares were purchased under the Plan, respectively.
(18)	Fair Value of Financial Instruments
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.
Fair Value Hierarchy
In accordance with this guidance, the Corporation groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traced in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 - Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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
The following table presents financial assets measured at fair value on a recurring basis as of December 31, 2009:

Fair Value Measurements at December 31, 2009 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)
AFS Securities	$68,212,662	$3,030,009	$65,182,653	$—

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)
AFS Securities	$85,526,712	$—	$85,526,712	$—

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

Other Real Estate
Other real estate are adjusted to fair value upon transfer from the loan portfolio. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate as nonrecurring Level 3.

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the (FASB ASC 820) valuation hierarchy (as described above) as of December 31, 2009 and 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009 and 2008, respectively.

	Carrying Value at December 31, 2009				Year Ended
					December 31, 2009
					Total
	Total	Level 1	Level 2	Level3	losses
Impaired loans	$43,577,517	$—	$—	$43,577,517	$(7,952,833)
Other real estate	7,610,690	—	—	7,610,690	(1,027,703)

	Carrying Value at December 31, 2008				Year Ended
					December 31, 2008
					Total
	Total	Level 1	Level 2	Level3	losses
Impaired loans	$12,885,145	$—	$3,763,384	$9,121,761	$(2,603,454)
Other real estate	5,523,501	—	5,523,501	—	(86,045)
Fair Value of Financial Instruments
The assumptions used in estimating the fair value of the Corporation’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Corporation’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Corporation. (FASB ASC 820), excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
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

The carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short–term investments	$54,668	$54,668	$143,522	$143,546
Investment securities	83,872	83,929	92,077	92,123
Loans, net of the allowance for loan losses	275,911	276,090	276,188	275,720
Bank owned life insurance	2,729	2,729	2,601	2,601
Correspondent bank stock	1,889	1,889	1,429	1,429
Accrued interest receivable	2,858	2,858	3,254	3,254

Financial liabilities:
Deposits	404,810	405,504	491,156	492,531
Securities sold under agreements to repurchase	—	—	1,861	1,861
Other borrowed funds	624	624	496	496
FHLB advances	1,445	1,539	1,610	2,206
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	621	621	913	913
(19)	Dividends From Bank
Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to both total “risk–weighted” assets and total assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. The payment of dividends from the Bank is regulated by the Alabama State Banking Department and is may be limited based on earnings and credit losses. Recent earnings and loan losses create a restriction on the ability of the Bank to pay dividends. Future payments of dividends by the Bank to the Corporation will be dependent on earnings, loan losses and approval from the Alabama State Banking Department.

(20)	Comprehensive Income (Loss)
The following is a summary of the components of other comprehensive income (loss):

Unrealized holding gains (losses) arising during the period for securities, net	$(39,175)	$862,203
Reclassification adjustment for gains on sales of securities included in net earnings (losses)	(176,316)	(264,737)

Other comprehensive income (loss), before income taxes	(215,491)	597,466

Income tax expense (benefits) related to other comprehensive income (loss):
Unrealized holding (gains) losses arising during the period for securities, net	15,670	(344,881)
Reclassification adjustment for gains on sales of securities included in net earnings (losses)	70,526	105,894

Total income tax expense (benefits) related to other comprehensive income (loss)	86,196	(238,987)

Other comprehensive income (loss) after taxes	$(129,295)	$358,479

(21)	Litigation

The Corporation is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Corporation.

(22)	Commitments

The Corporation leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. The Corporation is not committed to any operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009.

Rental expense for all operating leases charged to earnings aggregated $36,026 and $53,254 for the years ended December 31, 2009 and 2008, respectively.

The Corporation is a party to financial instruments with off—balance—sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making conditional obligations as it does for on—balance—sheet instruments.

The financial instruments whose contractual amounts represent credit risk as of December 31, 2009 and 2008 are approximately as follows:

	Years Ended December 31,
	2009	2008
Commitments to extend credit	$31,047,000	$38,661,000
Standby letters of credit	1,155,000	1,666,000

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

(23)	Other Noninterest Expense

Components of other noninterest expense exceeding 1% of the total of interest income and other income for either of the years ended December 31, 2009 or 2008, respectively, include the following:

	2009	2008
Advertising	$284,178	$386,671
ATM network	332,716	297,044
Communications	377,327	399,455
Data processing	548,975	492,148
FDIC deposit insurance	1,293,212	216,548
Legal	270,355	422,528
Other real estate expenses	1,202,152	282,210
(24)	Concentrations of Credit Risk

On December 31, 2009, the Bank had $43,957,653 of agriculture related loans as compared to $47,599,289 in 2008. Agriculture loans comprised approximately 15% of the Bank’s loan portfolio. Additionally, real estate constructions attributed for approximately 17% of the total portfolio, while 1-4 family residential mortgage loans made up approximately 20% of the portfolio Real estate construction and 1-4 family residential mortgage loans were $49,321,129 and $55,820,121 respectively in 2009, $52,649,854 and $52,676,766, respectively, in 2008.

(25)	Regulatory Matters

The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation. Under capital adequacy guidelines and the regulatory framework of prompt corrective action, the Corporation and its subsidiary bank must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities, and certain off—balance—sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Corporation and its subsidiary bank are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk—weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk—weighted assets and a minimum leverage ratio of at least 4% of quarterly average assets. Management believes, as of December 31, 2009 and 2008, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2009, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “adequately capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2009 and 2008:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
United Bancorporation	$45,299	14.23%	$41,836	13.14%	$41,836	8.76%
United Bank	45,106	14.19%	41,092	12.93%	41,092	8.71%

As of December 31, 2008:
United Bancorporation	$54,299	16.28%	$50,707	15.20%	$50,707	10.07%
United Bank	52,852	15.88%	49,260	14.80%	49,260	10.35%

(26)	Parent Corporation Financial Information

The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Corporation Only) follows:
(Parent Company Only)
Condensed Balance Sheet
December 31, 2009 and 2008

	2009	2008
Assets
Cash	$556,345	$1,156,920
Investment in subsidiary	47,129,776	50,985,787
Other assets	208,753	520,694

Total assets	$47,894,874	$52,663,401

Liabilities and Stockholders’ Equity

Other liabilities	$21,070	$230,760

Note payable to Trust	10,310,000	10,310,000

Total liabilities	10,331,070	10,540,760

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares issued in 2009 and 2008, respectively	10,014,985	9,953,381
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,388,992 and 2,388,125 shares in 2009 and 2008, respectively	23,890	23,881
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	—	—
Additional paid—in capital	6,544,079	6,342,423
Accumulated other comprehensive income, net of tax	351,289	480,584
Retained earnings	21,685,478	26,572,188

Less: 131,678 and 155,855 treasury shares at cost in 2009 and 2008, respectively	1,055,917	1,249,816

Total stockholders’ equity	37,563,804	42,122,641

Total liabilities and stockholders’ equity	$47,894,874	$52,663,401

(Parent Company Only)
Condensed Statements of Operations Information
Years ended December 31, 2009 and 2008

	2009	2008
Income:
Dividend income from subsidiary	$—	$716,000
Other income	43,415	16,382

Total income	43,415	732,382

Expense:
Interest on subordinated debentures	269,001	544,842
Other operating expense	236,491	406,619

Total expense	505,492	951,461

Loss before equity in undistributed earnings (losses) of subsidiaries and taxes	(462,077)	(219,079)
Income tax benefit	(184,569)	(345,001)

Income (loss) before equity in undistributed earnings (losses) of subsidiaries	(277,508)	125,922
Equity in undistributed earnings (losses) of subsidiary	(3,751,837)	420,016

Net earnings (losses)	$(4,029,345)	$545,938

(Parent Company Only)
Condensed Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net earnings (losses)	$(4,029,345)	$545,938
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Equity in undistributed earnings (losses) of subsidiary	3,751,837	(420,016)

Stock based compensation	6,286	4,244
Increase (decrease) in other liabilities	(209,690)	19,541
Decrease in other assets	311,939	113,157

Net cash provided by (used in) operating activities	(168,973)	262,864

Cash flows from investing activities:

Investment in bank subsidiary	—	(9,300,000)

Net cash used in investing activities	—	(9,300,000)

Cash flows from financing activities:
Cash dividends — preferred stock	(460,639)	—
Cash dividends — common stock	(6,031)	(675,462)
Purchase of treasury stock	—	(94,923)
Proceeds from sale of treasury stock	29,938	125,359
Proceeds from exercise of stock options	—	9,986
Proceeds from sale of common stock (ESPP)	5,130	6,732
Proceeds from US Treasury CPP	—	10,300,000

Net cash provided by (used in) financial activities	(431,602)	9,671,692

Net increase (decrease) in cash	(600,575)	634,556

Cash, beginning of year	1,156,920	522,364

Cash, end of year	$556,345	$1,156,920

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
ITEM 9A(T). CONTROLS AND PROCEDURES
(a)	Based on evaluation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation’s disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.
(c)	This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in this annual report.
(d)	The Corporation’s management, including its principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of the end of the period covered by this report based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Board of Directors of the Corporation has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts. Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation’s 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1)	The financial statements listed in the Index to Financial Statements contained in Item 8 hereof are filed as part of this Annual Report on Form 10-K.
(2)	Financial statement schedules have been omitted as inapplicable.

(3)	The Exhibits listed below are filed as part of this Report. Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(b) are identified by an asterisk (*).

1.1	Purchase Agreement, dated as of September 27, 2006, among the Registrant, United Bancorp Capital Trust II and TWE, Ltd., as Purchaser (Incorporated by reference herein from Exhibit 1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference herein from Exhibit 3a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation Of the Registrant (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference herein from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

4.1	Junior Subordinated Indenture, dated as of September 27, 2006, by and between the Registrant and Wilmington Trust Company, as Trustee (Incorporated by reference herein from Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.2	United Bancorp Capital Trust II Amended and Restated Trust Agreement, dated as of September 27, 2006, among the Registrant, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and Robert R. Jones, III and Allen O. Jones, as Administrative Trustees (Incorporated by reference herein from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.3	United Bancorp Capital Trust II Guarantee Agreement, dated as of September 27, 2006, by and between the Registrant, as Guarantor and Wilmington Trust Company, as Guarantee Trustee (Incorporated by reference herein from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.4	Common Securities Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

4.5	Junior Subordinated Note Subscription Agreement, dated as of September 27, 2006, by and between United Bancorp Capital Trust II and the Registrant (Incorporated by reference herein from Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006).

10.1	Form of Employment Agreement between United Bank and Robert R. Jones, III(Incorporated by reference herein from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).*

10.2	Supplemental Agreement between United Bank, the Registrant, and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)*.

10.3	1998 Stock Option Plan of United Bancorporation of Alabama, Inc. (Incorporated by reference herein from Exhibit 3.1.1 to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

10.4	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from Appendix A to the Registrants definitive proxy statement dated April 10, 2000)*.

10.5	Supplemental Compensation and Amendment Agreement between United Bank and Robert R. Jones, III (Incorporated by reference herein from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).*

10.6	United Bancorporation of Alabama, Inc. 2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2008.*

10.7	First Amendment to Supplemental Compensation and Amendment Agreement between the Registrant and Robert R. Jones, III, dated as of December 12, 2008 and effective January 1, 2008 (Incorporated by reference herein from Exhibit 10.12 to the Registrant’s report on Form 8-K dated December 12, 2008).*

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

99.1	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

99.2	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC. (Registrant)

BY:	/s/Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer
March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE

/s/ Robert R. Jones, III Robert R. Jones, III	President, Chief Executive Officer, and Director	March 30, 2010

/s/ Allen O. Jones, Jr. Allen O. Jones, Jr.	Senior Vice President Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2010

/s/ William J. Justice William J. Justice	Director	March 30, 2010

/s/ David D. Swift David D. Swift	Director	March 30, 2010

/s/ Dale M. Ash Dale M. Ash	Director	March 30, 2010

/s/ Michael Andreoli Michael Andreoli	Director	March 30, 2010

/s/ L. Walter Crim L. Walter Crim	Director	March 30, 2010

/s/ Richard K. Maxwell Richard K. Maxwell	Director	March 30, 2010

INDEX TO EXHIBITS

Exhibit
21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

99.1	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

99.2	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance