Form 10-Q
period 2010-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2010-05-13
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 13, 2010.

Class A Common Stock	2,279,669 Shares
Class B Common Stock	-0- Shares

UNITED BANCORPORATION OF ALABAMA, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$20,725,575	$13,858,726
Interest bearing deposits in banks	51,931,748	40,809,385
Federal funds sold	0	0

Cash and cash equivalents	72,657,323	54,668,111

Securities available for sale (amortized cost of $71,349,641 and $67,627,174 respectively)	71,822,559	68,212,662

Securities held to maturity (market values of $10,575,599 and $15,715,993 respectively)	10,411,266	15,659,330

Loans	281,672,008	283,346,171
Less: Allowance for loan losses	7,452,085	7,435,509

Net loans	274,219,923	275,910,662

Premises and equipment, net	17,320,296	17,589,236
Interest receivable	2,301,505	2,858,122
Intangible assets	934,763	934,763
Other assets	20,772,579	21,149,520

Total assets	470,440,214	456,982,406

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	127,196,109	121,753,295
Interest bearing	290,729,340	283,056,954

Total deposits	417,925,449	404,810,249

Advances from Federal Home Loan Bank of Atlanta	1,387,650	1,445,100
Treasury, tax, and loan account	865,001	624,143
Interest payable	548,250	620,867
Accrued expenses and other liabilities	1,673,674	1,608,243
Note payable to Trust	10,310,000	10,310,000

Total liabilities	432,710,024	419,418,602

Stockholders’ equity
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares, net of discount	10,030,946	10,014,985
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,992 and 2,388,992 shares in 2009 and 2008, respectively	23,890	23,890
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	—	—
Additional paid in capital	6,703,639	6,544,079
Accumulated other comprehensive income net of tax	283,747	351,289
Retained earnings	21,564,598	21,685,478

	38,606,820	38,619,721

Less: 109,323 and 131,678 treasury shares, at cost, respectively	876,630	1,055,917

Total stockholders’ equity	37,730,190	37,563,804

Total liabilities and stockholders’ equity	$470,440,214	$456,982,406

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Interest income:
Interest and fees on loans	$4,138,769	$4,125,801
Interest on investment securities:
Taxable	428,665	649,014
Nontaxable	258,368	325,921

Total investment income	687,033	974,935
Other interest income	32,734	104,954

Total interest income	4,858,536	5,205,690

Interest expense:
Interest on deposits	1,305,454	1,894,249
Interest on other borrowed funds	68,373	103,654

Total interest expense	1,373,827	1,997,903

Net interest income	3,484,709	3,207,787

Provision for loan losses	438,000	360,000

Net interest income after provision for loan losses	3,046,709	2,847,787

Noninterest income:
Service charge on deposits	826,017	847,093
Investment securities gains, net	159,465	—
Mortgage loan and related fees	54,965	32,468
Other	189,590	223,963

Total noninterest income	1,230,037	1,103,524

Noninterest expense:
Salaries and benefits	2,168,662	2,196,996
Net occupancy expense	538,476	574,511
Other	1,232,347	1,042,465

Total noninterest expense	3,939,485	3,813,972

Earnings before income tax benefits	337,261	137,339
Income tax benefits	(18,542)	(71,988)

Net earnings	355,803	209,327
Preferred stock dividends	128,750	74,389
Accretion on preferred stock discount	15,961	15,071

Net earnings available to common shareholders	$211,092	$119,867

Basic earnings per share available to common shareholders	$0.09	$0.05
Diluted earnings per share available to common shareholders	$0.09	$0.05
Basic weighted average shares outstanding	2,276,192	2,233,863

Diluted weighted average shares outstanding	2,276,192	2,235,288

Cash dividend per share	$—	$—

Statement of Comprehensive Income

Net earnings	$355,803	$209,327

Other comprehensive income (loss), net of tax:
Unrealized holding gain arising during the period	28,137	(160,506)
Reclassification adjustment for gains included in net income	(95,679)	—

Comprehensive income	$288,261	$48,821

See Notes to Consolidated Financial Statements

United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Cash flows from operating activities
Net earnings	$355,803	$209,327
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	438,000	360,000
Depreciation of premises and equipment	290,569	328,585
Net amortization of premium on investment securities available for sale	57,177	13,602
Net amortization of premium on investment securities held to maturity	13,064	64,035
Gain on sales or calls of investment securities available for sale, net	(159,465)	—
Gain on sale of other real estate	(23,432)	—
Provision for other real estate losses	23,636
Stock-based compensation	6,875	11,384
Decrease in interest receivable	556,617	396,178
(Increase) decrease in other assets	490,541	(300,014)
Decrease in interest payable	(72,617)	(38,678)
Increase in accrued expenses and other liabilities	68,651	148,877

Net cash provided by operating activities	2,045,419	1,193,296

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	8,251,101	27,366,170
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	5,235,000	522,503
Proceeds from sales of investment securities available for sale	3,991,451	3,242,279
Purchases of investment securities available for sale	(15,862,731)	(18,975,401)
Purchases of investment securities held to maturity	—	(22,996,776)
Purchases of correspondent bank stock	—	(466,500)
Net (increase) decrease in loans	1,033,601	(3,664,942)
Purchases of premises and equipment, net	(21,629)	(19,367)
Proceeds from sale of other real estate	150,362	—

Net cash provided by (used in) investing activities	2,777,155	(14,992,034)

Cash fows from financing activities
Net increase (decrease) in deposits	13,115,200	(47,027,475)
Net decrease in securities sold under agreements to repurchase	—	(1,861,237)
Cash dividends — preferred stock	(128,750)	(74,389)
Cash dividends — common stock	(3,220)	(167,421)
Proceeds from sale of common stock	—	5,130
Proceeds from sale of treasury stock	—	29,938
Repayments of advances from FHLB Atlanta	(57,450)	(57,450)
Increase (decrease) in other borrowed funds	240,858	(264,184)

Net cash provided by (used in) financing activities	13,166,638	(49,417,088)

Net increase (decrease) in cash and cash equivalents	17,989,212	(63,215,826)

Cash and cash equivalents, beginning of period	54,668,111	143,522,498

Cash and cash equivalents, end of period	$72,657,323	$80,306,672

Supplemental disclosures
Cash paid during the period for:
Interest	$1,446,444	$2,036,581
Income taxes	51,704	45,920

Noncash transactions
Transfer of loans to other real estate through foreclosure	$219,138	$23,000
See Notes to Consolidated Financial Statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
NOTE 1 — General
This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. For further information, refer to the consolidated financial statements and footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
All references to accounting standards have been modified in accordance with the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) guidance that was effective July 1, 2009.

NOTE 2 — Net Earnings per Common Share
Basic net earnings per common share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2010 and 2009. Common stock outstanding consists of issued shares less treasury stock. Diluted net earnings per share for the three month periods ended March 31, 2010 and 2009 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans. Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Diluted earnings per share	$0.09	$0.05

Weighted average common shares outstanding	2,276,192	2,233,863
Dilutive effect of the assumed exercise of stock options	—	1,425

Total weighted average common shares and potential common stock outstanding	2,276,192	2,235,288

NOTE 3 — Investment Securities
Available for Sale
The amortized cost and fair value of investment securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

	Amortized	Gross unrealized	Gross unrealized	Fair
	cost	gains	losses	value

March 31, 2010

U.S. Treasury securities	$12,164,112	$16,135	$(15,091)	$12,165,156
U.S. government sponsored agencies	34,984,597	478,210	(27,147)	35,435,660
State and political subdivisions	24,190,779	382,286	(356,322)	24,216,743
Equity securities	10,153	—	(5,153)	5,000

	$71,349,641	$876,631	$(403,713)	$71,822,559

December 31, 2009
U.S. Treasury securities	$3,024,364	$3,132	$(777)	3,026,719
U.S. government sponsored agencies	36,040,571	444,446	(16,504)	36,468,513
State and political subdivisions	28,552,086	517,459	(355,405)	28,714,140
Equity securities	10,153	—	(6,863)	3,290

	$67,627,174	$965,037	$(379,549)	$68,212,662

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31
	2010	2009

Gross gains realized	$159,465	$—
Gross losses realized	—	—

Net gain (loss) realized	$159,465	$—

Those investment securities classified as available for sale which have an unrealized loss position at March 31, 2010 and December 31, 2009 are detailed below:
March 31, 2010

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasury securities	$6,053,906	$(15,091)	$—	$—	$6,053,906	$(15,091)
U.S. government sponsored agencies	5,608,963	(27,147)	—	—	5,608,963	(27,147)
State and political subdivisions	3,951,053	(81,972)	1,959,421	(274,350)	5,910,474	(356,322)
Equity securities	—	—	5,000	(5,153)	5,000	(5,153)

Total temporarily impaired securities	$15,613,922	$(124,210)	$1,964,421	$(279,503)	$17,578,343	$(403,713)

December 31, 2009

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasury securities	$2,025,312	$(777)	$—	$—	$2,025,312	$(777)
U.S. government sponsored agencies	5,035,326	(16,504)	—	—	5,035,326	(16,504)
State and political subdivdisions	4,412,702	(75,555)	2,204,792	(279,850)	6,617,494	(355,405)
Equity securities	3,290	(6,863)			3,290	(6,863)

Total temporarily impaired securities	$11,476,630	$(99,699)	$2,204,792	$(279,850)	$13,681,422	$(379,549)

The unrealized losses at both March 31, 2010 and December 31, 2009, were attributable to changes in market interest rates since the securities were purchased. The Corporation systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Corporation’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value.
The Corporation performed its quarterly analysis of the securities with an unrealized loss position as of March 31, 2010, and concluded that none of the investment securities were other-than-temporarily impaired.

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at March 31, 2010. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. Treasury securities	$—	$12,164,112	$—	$—	$12,164,112
U.S. government sponsored agencies	—	24,724,718	10,259,879	—	34,984,597
State and political subdivisions	1,024,924	5,448,388	9,454,632	8,262,835	24,190,779
Equity securities	10,153	—	—	—	10,153

Total	$1,035,077	$42,337,218	$19,714,511	$8,262,835	$71,349,641

Fair Value
U.S. Treasury securities	$—	$12,165,156	$—	$—	$12,165,156
U.S. government sponsored agencies	—	24,950,031	10,485,629	—	35,435,660
State and political subdivisions	1,029,675	5,601,675	9,563,424	8,021,969	24,216,743
Equity securities	5,000	—	—	—	5,000

Total	$1,034,675	$42,716,862	$20,049,053	$8,021,969	$71,822,559

Total Average Yield	3.96%	2.33%	3.93%	4.21%	3.01%

Held to Maturity
The amortized cost and fair value of investment securities held to maturity at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

March 31, 2010
U.S. government sponsored agencies	$10,411,266	$164,333	$—	$10,575,599
Other domestic debt securities	—	—	—	—

	$10,411,266	$164,333	$—	$10,575,599

December 31, 2009
U.S. government sponsored agencies	$15,424,330	$105,554	$(48,891)	$15,480,993
Other domestic debt securities	235,000	—	—	235,000

	$15,659,330	$105,554	$(48,891)	$15,715,993

There were no sales of securities held to maturity for the three months ended March 31, 2010 and 2009.
Those investment securities classified as held to maturity which have an unrealized loss position at December 31, 2009 are detailed below. There were no investment securities classified as held to maturity with an unrealized loss position as of March 31, 2010.
December 31, 2009

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Government sponsored agencies	$2,967,310	$(48,891)	$—	$—	$2,967,310	$(48,891)

Other domestic debt securities	—	—	—	—	—	—

Total temporarily impaired securities	$2,967,310	$(48,891)	$—	$—	$2,967,310	$(48,891)

The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at March 31, 2010. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. government sponsored agencies	$—	$7,382,541	$3,028,725	$—	$10,411,266

Total	$—	$7,382,541	$3,028,725	$—	$10,411,266

Fair Value
U.S. government sponsored agencies	$—	$7,509,861	$3,065,738	$—	$10,575,599

Total	$—	$7,509,861	$3,065,738	$—	$10,575,599

Total Average Yield	0.00%	2.66%	3.49%	0.00%	2.90%

NOTE 4 — Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the three month periods ended ($ in thousands):

	March 31,
	2010	2009
Balance at beginning of year	7,436	3,592

Provision charged to expense	438	360

Loans charged off	(474)	(53)

Recoveries	52	14

Balance at end of period	7,452	3,913

At March 31, 2010 and 2009, the amounts of nonaccrual loans were $19,605,787 and $19,345,112 respectively.

NOTE 5 — Operating Segments
The Corporation operates in only one segment — commercial banking.
NOTE 6 — Stock Based Compensation
At March 31, 2010, the Corporation had two stock-based compensation plans. The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Stock Options
1998 Stock Option Plan
The following table represents stock option activity for the three months ended March 31, 2010:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	30,646	$16.02	2.6

Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	30,646	16.02	2.3

Exercisable, end of period	30,246	15.99	2.3

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended March 31, 2010 and 2009, respectively.

	2010	2009

Aggregate intrinsic value of outstanding options	$—	$16,157

Aggregate intrinsic value of exercisable options	$—	$16,157
The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.
2007 Equity Incentive Plan
The following table represents stock option activity for the three months ended March 31, 2010:

	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	4,000	$14.85	9.4

Granted	—	—
Surrendered	—	—
Exercised	—	—

Options outstanding, end of period	4,000	14.85	9.2

Exercisable, end of period	800	14.85	9.2

Restricted Stock
The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the three months ended March 31, 2010:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares granted at beginning of period	10,022	17.20

Granted	—	—
Surrendered	—	—
Vested	—	—

Shares granted at end of period	10,022	17.20

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,978 at March 31, 2010.
As of March 31, 2010, there was $12,942 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately 3.25 years.
NOTE 7 — Fair Value of Financial Instruments
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
Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.
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

Fair Value Measurements at March 31, 2010 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)

AFS Securities	$71,822,559	$13,244,965	$58,577,594	$—

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)

AFS Securities	$76,882,032	$—	$76,882,032	$—
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
Other Real Estate (Foreclosed Assets)
Other real estate is adjusted to fair value upon transfer from the loan portfolio. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate as nonrecurring Level 3.
The following table presents the assets carried on the balance sheet by asset type and by level within the FASB ASC 820 valuation hierarchy (as described above) as of March 31, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2010 and 2009.

					Three months ended
					March 31, 2010
	Carrying Value at March 31, 2010				Total
	Total	Level 1	Level 2	Level 3	losses

Impaired loans (1)	$41,593,920	$—	$—	$41,593,920	$(439,493)
Other real estate	7,679,262	—	—	7,679,262	(204)

(1)	Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses

					Three months ended
					March 31, 2009
	Carrying Value at March 31, 2009				Total
	Total	Level 1	Level 2	Level 3	losses

Impaired loans (1)	$17,713,047	$—	$7,053,888	$10,659,159	$(451,430)
Other real estate	5,546,501	—	5,546,501	—

(1)	Losses relatd to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses.
Fair Value of Financial Instruments
The assumptions used in estimating the fair value of the Corporation’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Corporation’s financial instruments, but rather a good—faith estimate of the fair value of financial instruments held by the Corporation. FASB ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
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

(g)	Accrued Interest

The fair value of accrued interest receivable and payable approximates their carrying value.

(h)	Commitments to Extend Credit and Standby Letters of Credit

There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and short–term investments	$72,657	$72,657	$54,668	$54,668
Investment securities	82,234	82,399	83,872	83,929
Loans, net of the allowance for loan losses	274,220	279,650	275,911	276,090
Bank owned life insurance	2,758	2,758	2,729	2,729
Correspondent bank stock	1,889	1,889	1,889	1,889
Accrued interest receivable	2,302	2,302	2,858	2,858

Financial liabilities:
Deposits	417,925	422,728	404,810	405,504
Other borrowed funds	865	865	624	624
FHLB advances	1,388	1,485	1,445	1,539
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	548	548	621	621
NOTE 8 — Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued two related accounting pronouncements changing the accounting principles and disclosure requirements for securitizations and special purpose entities. The pronouncements remove the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a corporation determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets and where companies have exposure to the risks related to transfers of financial assets. The Corporation adopted the provisions of these pronouncements as of January 1, 2010, but neither had a material impact on the consolidated financial statements.
During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 — “Improving Disclosures About Fair Value Measurements”, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Corporation adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Corporation’s consolidated financial statements. See Note 7 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements of assets measured at fair value on a recurring basis be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Corporation’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Corporation’s consolidated financial statements.

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
Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in our annual report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Results of Operations
The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three months ended March 31, 2010 and 2009, compared. This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.
Three Months Ended March 31, 2010 and 2009, Compared
Summary
Net income available to common shareholders was $211,092 for the first quarter of 2010 after the effects of dividends and accretion for preferred shares of $144,711. The increase of $91,225, or 76.1%, as compared to the first quarter of 2009 is primarily the result of improvements in the net interest margin and expense control.
Net Interest Income
Net interest income was $3,484,709 during the first quarter of 2010, an increase of $276,922 or 8.6% from the $3,207,787 recorded for the same period in 2009. The net interest income, on a tax equivalent basis, as a percentage of average earning assets was 3.51% for the first quarter of 2010 as compared to 3.19% for the same period in 2009.
Total interest income decreased $347,154 (6.7%) in the first quarter of 2010. The reduction in interest income is primarily the result of the lower level of total assets as the two temporary customer transactions, which accounted for approximately $69 million in deposits as of March 31, 2009, were concluded and the funds were used as planned. Additionally, more funds were directed to short term, liquid assets with low yields to increase liquidity. This change in the mix of earning assets resulted in a tax equivalent yield of 4.84%, which was 0.25% lower than the 5.09% earned in the 2009 quarter. The yield received on loans was slightly higher at 5.73% for the 2010 period as compared to 5.69% for the same period in 2009. In both periods, nonaccrual loans were elevated and served to reduce the amount of interest income earned. The level of nonaccruals at March 31, 2010 was $19,605,787 compared to $19,345,112 at March 31, 2009.
The interest income decline was more than offset by a reduction in interest expense of $624,076 or 31.2%. Average interest-bearing liabilities decreased by $36.9 million for the first quarter of 2010, compared to the same period in 2009, because of the reduction in balances from the two temporary transactions that were discussed in detail in quarterly and annual reports filed in 2009. Additionally, the rate paid on interest-bearing liabilities was lower at 1.85% in 2010 as compared to 2.40% in 2009, a reduction of 0.55%.
Provision for Loan Losses
The provision for loan losses totaled $438,000 for the first quarter of 2010 as compared to $360,000 for the same period in 2009. For further discussion of this item see Allowance for Loan Losses below.
Noninterest Income
Total noninterest income increased $126,513 or 11.5% for the first quarter of 2010, primarily as the result of gains from the sale of securities of $159,465 as compared to zero in 2009. Excluding these gains non interest income declined by $32,952. Revenue from service charges and fees on deposit accounts decreased by $21,076 (2.5%); fees earned from the origination of mortgage loans increased by $22,497 (69.3%); fees received from the sale of insurance and securities was lower by $8,355 (16.3%); and, fees from other services, such as check cashing fees, earnings on cash surrender value of life insurance and miscellaneous services were lower by approximately $37,000.
Noninterest Expense
Total noninterest expense increased $125,513, or 3.3%, in the first quarter of 2010 compared to the same quarter of 2009. Salaries and benefits expense was lower by $28,334 as the Corporation did not provide for salary increases or bonuses and made the decision to not replace some positions that became vacant. Occupancy expenses were lower by $36,035, primarily due to lower depreciation expense ($38,016) as plant and equipment replacements were done on an “as needed basis” or for items that had a possible negative impact on customer service. These decreases offset higher other noninterest expense driven by factors generally outside of the Corporation’s control. Including, expenses for FDIC deposit insurance, other real estate, and regulatory fees showed increases of $121,315, $54,929 and $10,590 respectively; for a total increase of $186,834. Other expenses representing items over which the Corporation can exercise some degree of control were generally lower. Such items and their respective decreases include expenses for; advertising ($17,580); printing & supplies ($12,021); and, courier ($10,079).

Income Tax Benefits
Earnings before taxes for the first quarter of 2010 were $337,261 as compared to $137,339 in the first quarter of 2009, an increase of $199,922 or 145.6%. Income tax benefits for the first quarter were $18,542 compared to $71,988 for the same period in 2009.
Financial Condition and Liquidity
Total assets on March 31, 2010 were $470,440,214, an increase of approximately $13,458,000, or 2.9%, from December 31, 2009. Total deposits increased by $13.1 million or 3.2% while loans decreased by $1.7 million. Total equity (common and preferred) increased by $150,425 to $37.7 million during the quarter.
The Corporation continues to take steps to maintain a strong liquidity position that is designed to provide sufficient availability of funds to meet planned needs. This liquidity position has been held at a higher than historical level because of the current economic uncertainty. The ratio of total loans to deposits on March 31, 2010 was 67.4% as compared to 70.0% on December 31, 2009. The decline is the result of the decrease in loans and the increase in deposits. As economic conditions improve and the market for bank funding strengthens, the continued need for the increased level of liquidity will be reviewed.
Cash and Cash Equivalents
Cash and cash equivalents as of March 31, 2010 were $72,657,323 which is an increase of $17,989,000, or 32.9%, from December 31, 2009. The increase is the result of the increased deposits and reduced loans.
Investment Securities — Available for Sale
Investment securities available for sale were $71,822,559, an increase of $3,610,000, or 5.3%, during the first quarter of 2010 as the proceeds from maturing and called securities (both available for sale and held to maturity) were invested in this category. During the quarter, holdings of tax free municipal securities were reduced by $4.4 million as a program was undertaken to sell selected securities of this type and reinvest the proceeds in taxable securities with higher yields. The net effects of the program have been to reduce tax free income, increase the income from the portfolio, and reduce interest rate sensitivity.

Investment Securities — Held to Maturity
Investment securities held to maturity decreased by approximately $5,248,000, or 33.5%, to $10,411,266. Securities designated as held to maturity are not liquid or subject to sale. The Corporation reviews the limits and target levels on this category regularly. As a result of its review, during the first quarter of 2010, proceeds from maturing or called securities were reinvested in the available for sale category to assure that the Corporation continues to have the financial flexibility needed in the current environment.
Loans
Gross loans at March 31, 2010 were $281,672,008, a decrease of approximately $1,674,000, or 0.6%, from December 31, 2009. The decrease is concentrated in real estate construction (a reduction of $3.8 million) with increases in agricultural production (increase of $2.2 million) and loans to states and municipalities (increase of $1.3 million) offsetting the decrease. The Bank continues to seek loans to quality borrowers.
Allowance for Loan Losses
The allowance for losses on loans is maintained at levels that reflect the historic loss rate (adjusted for known qualitative factors such as the health of the local and national economy, trends in charge offs and credit quality) on the majority of the portfolio and the difference between the loan balance and value for loans that are considered to be impaired. A loan is considered to be impaired when it is 1) probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreements or 2) the loan terms have be renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. The historic loss rate is adjusted for the effects of: general economy, local economy, trends in problem loans and past due loans, growth in loans and peer levels of reserves. Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the estimated costs to sell.
During 2009, as non-performing loans were increasing, the allowance for losses on loans of the Bank was strengthened substantially. The ratio of reserves to loans at year end 2009 was 2.62%, an increase from the level at year end 2008 of 1.28%. Based on detail analysis, a reserve level of $7,452,085 was considered to be appropriate at March 31, 2010. This is equivalent to 2.64% of gross loans. Net charged-off loans for the first three months of 2010 were $421,424, as compared to $38,257 for the same period in 2009 and $4,423,610 for the full year of 2009. The provision for the first quarter of 2010 was $438,000 as compared to $360,000 for the first quarter of 2009 and $8,267,561 for the full year of 2009.
The Bank has procedures in place to identify and deal with problem loans and potential problem loans. It is the goal of the Bank to identify any problems, to develop and execute strategies to deal with those identified and establish reserves to deal with identified and historic shortfalls. Although reserves may be considered appropriate at a point in time, future events may change the ability of a borrower to pay or the underlying value of collateral. The Bank will continue to monitor closely the condition of the portfolio and, in the current, uncertain economy, continue with its program to strengthen the level of reserves.
The following is a summary of information pertaining to the identified classifications of impaired and past due loans:

	As of the three months ended
	March 31,
	2010	2009

Impaired loans with a valuation allowance	$20,958,915	$13,839,767
Impaired loans without a valuation allowance	25,973,791	5,379,342

Total impaired loans	$46,932,706	$19,219,109

Valuation allowance related to impaired loans	$5,338,786	$2,004,794
Total nonaccrual loans	19,605,787	19,345,112
Total loans past due ninety days or more and still accruing	1,373,999	30,715
Troubled debt restructured loans	1,414,314	2,439,955

Non-performing Assets: The following table sets forth the Corporation’s non-performing assets at March 31, 2010 and December 31, 2009. Under the Corporation’s nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		March 31,	December 31,
	Description	2010	2009
		(Dollars in Thousands)
A	Loans accounted for on a nonaccrual basis	$19,606	$18,993

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	1,374	210

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	1,414	1,657

D	Other non-performing assets	7,679	7,611

	Total	$30,073	$28,471

Premises and Equipment
Premises and equipment decreased $268,940, or 1.5%, during the first quarter of 2010. The Corporation has completed its planned addition of branches. The reduction in this account is due to the assets being depreciated with little additional capital spending to counter the reduction.
Intangible Assets
As of March 31, 2010 and December 31, 2009, the Corporation had recorded $934,763 in intangible assets.
Florida Charter — On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263. Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter. The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights. The Corporation tests the intangible asset each September 30 for impairment. At March 31, 2010, the Corporation operated three branch offices in Florida.
Internet Domain Address — On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500. This internet domain is defined as an intangible asset with an indefinite life under FAS ASC 350 and, as such, is not required to be amortized over any period of time.
For the three months ended March 31, 2010 no impairment was recorded related to the intangible assets.
Deposits
Total deposits increased approximately $13,115,000, or 3.2%, at March 31, 2010 from December 31, 2009, including increases of approximately $5,443,000 in non-interest bearing deposits and approximately $7,672,000 in interest bearing deposits. One large customer represented $8,000,000 of the increase. The deposits from this source are not considered permanent and are accordingly invested in low-yielding, short-term, high-quality liquid investments. The remainder of the increase was general in nature.
Liquidity
One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets. These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds. Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank. In the current economy, these sources are not as reliable as in more normal times. The Corporation has chosen to maintain on balance sheet sources of liquidity such as deposits at the Federal Reserve, federal funds sold and liquid short term investments at higher than historical levels to assure an adequate source of liquid funding. This strategy has depressed the net interest margin as these short-term, highly liquid assets have lower yields than loans or longer term, less liquid assets. Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be further impacted negatively. The Corporation’s bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2010 is considered appropriate by management.
Capital Adequacy
Total stockholders’ equity on March 31, 2010, was $37,730,190, an increase of $166,386, from December 31, 2009. This increase is a combination of current period earnings of $355,803, offset by the decrease of accumulated other comprehensive income net of tax of $67,542, dividends of $128,750 related to the U.S. Treasury’s Capital Purchase Program as described in the footnotes to the audited financial statements accompanying the Corporation’s Form 10-K for the year ended December 31, 2009, and the recognition of $6,874 of compensation expense related to previous years’ grants of stock options and restricted stock.
In January 2010, a 1% stock dividend was transferred from treasury stock to shareholders of record.
The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At March 31, 2010, trust preferred securities included in Tier 1 capital totaled $10 million.
Federal and State of Alabama Regulators have established quantitative measures to ensure capital adequacy requiring the Corporation and its Bank to maintain minimum capital levels. The primary target capital ratio is the maintenance of the Tier I Leverage Ratio by the Bank at or above 8.50% of average assets during any quarter. In the first quarter of 2010 the Bank reported in its “Call Report” a Tier I Leverage Ratio of 8.95% of average assets. Management believes, as of March 31, 2010 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject. The payment of dividends has a direct impact on capital adequacy and is subject to approval by the Federal and State of Alabama Regulators.

As of March 31, 2010, the most recent notification from the appropriate regulatory agencies categorized the Bank as “adequately capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

		Adequately
	March 31,	Capitalized
	2010	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	15.88%	8.0%
Tier 1 risk-based capital	13.49	4.0
Leverage Ratio	8.97	4.0

United Bank
Total risk-based capital	14.59%	8.0%
Tier 1 risk-based capital	13.32	4.0
Leverage ratio	8.95	4.0
Based on management’s projections, existing regulatory capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations. Although the Bank has suspended further immediate expansion plans, continued growth into new markets may require the Corporation to further access external funding sources. There can be no assurance that such funding sources will be available to the Corporation.
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
The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

March 31,
2010

Commitments to extend credit	$34,291,970
Standby letters of credit	1,151,566

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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

Date: May 13, 2010	UNITED BANCORPORATION OF ALABAMA, INC.
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