Form 10-Q
period 2010-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2010-08-13
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2010

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

Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2010.

Class A Common Stock.... 2,279,669 Shares
Class B Common Stock....   -0-    Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended June 30, 2010

Index

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$9,963,492	$13,858,726
Interest bearing deposits in banks	78,351,559	40,809,385
Cash and cash equivalents	88,315,051	54,668,111

Securities available for sale (amortized cost of $76,226,324and $67,627,174 respectively)	77,453,174	68,212,662

Securities held to maturity (market values of $10,744,514and $15,715,993 respectively)	10,398,202	15,659,330

Loans	281,889,405	283,346,171
Less: Allowance for loan losses	7,740,744	7,435,509
Net loans	274,148,661	275,910,662

Premises and equipment, net	17,046,348	17,589,236
Interest receivable	2,494,000	2,858,122
Intangible assets	934,763	934,763
Other assets	21,453,967	21,149,520

Total assets	492,244,166	456,982,406

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	155,903,953	121,753,295
Interest bearing	283,454,992	283,056,954
Total deposits	439,358,945	404,810,249

Advances from Federal Home Loan Bank of Atlanta	1,362,700	1,445,100
Treasury, tax, and loan account	866,439	624,143
Interest payable	480,146	620,867
Accrued expenses and other liabilities	1,659,910	1,608,243
Note payable to Trust	10,310,000	10,310,000
Total liabilities	454,038,140	419,418,602

Stockholders' equity
Preferred stock of $.01 par value. Authorized 250,000 shares;10,300 shares, net of discount	10,047,138	10,014,985
Class A common stock, $0.01 par value.
Authorized 5,000,000 shares; issued and outstanding,2,388,992 and 2,388,992 shares, respectively	23,890	23,890
Class B common stock, $0.01 par value.
Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	6,710,513	6,544,079
Accumulated other comprehensive income net of tax	736,104	351,289
Retained earnings	21,565,011	21,685,478
	39,082,656	38,619,721

Less: 109,323 and 131,678 treasury shares, at cost, respectively	876,630	1,055,917
Total stockholders' equity	38,206,026	37,563,804
Total liabilities and stockholders' equity	$492,244,166	$456,982,406

See Notes to Consolidated Financial Statements

Index

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$4,233,077	$4,288,089	$8,371,846	$8,413,890
Interest on investment securities available for sale:
Taxable	396,013	601,793	824,678	1,250,807
Nontaxable	237,282	309,552	495,650	635,473
Total investment income	633,295	911,345	1,320,328	1,886,280
Other interest income	39,271	61,957	72,005	166,911
Total interest income	4,905,643	5,261,391	9,764,179	10,467,081

Interest expense:
Interest on deposits	1,140,477	1,766,175	2,445,931	3,660,424
Interest on other borrowed funds	72,776	99,396	141,149	203,050
Total interest expense	1,213,253	1,865,571	2,587,080	3,863,474

Net interest income	3,692,390	3,395,820	7,177,099	6,603,607

Provision for loan losses	600,000	2,240,000	1,038,000	2,600,000

Net interest income after provision for loan losses	3,092,390	1,155,820	6,139,099	4,003,607

Noninterest income:
Service charge on deposits	834,472	869,184	1,660,489	1,716,277
Investment securities gains, net	59,889	172,066	219,354	172,066
Mortgage loan and related fees	82,736	44,817	137,701	77,285
Other	233,216	175,848	422,806	399,811
Total noninterest income	1,210,313	1,261,915	2,440,350	2,365,439

Noninterest expense:
Salaries and benefits	2,153,319	2,162,829	4,321,981	4,359,825
Net occupancy expense	557,790	602,401	1,096,266	1,176,912
Other	1,505,006	1,409,856	2,737,353	2,452,321
Total noninterest expense	4,216,115	4,175,086	8,155,600	7,989,058

Earnings (Losses) before income tax benefits	86,588	(1,757,351)	423,849	(1,620,012)
Income tax benefits	(58,767)	(753,200)	(77,309)	(825,188)
Net earnings (losses)	145,355	(1,004,151)	501,158	(794,824)
Preferred stock dividends	128,750	128,750	257,500	203,139
Accretion on preferred stock discount	16,192	15,289	32,153	30,360
Net earnings (losses) available to common shareholders	$413	$(1,148,190)	$211,505	$(1,028,323)

Basic earnings (losses) per share	$0.00	$(0.51)	$0.09	$(0.46)
Diluted earnings (losses) per share	$0.00	$(0.51)	$0.09	$(0.46)
Basic weighted average shares outstanding	2,279,669	2,234,920	2,277,940	2,234,394
Diluted weighted average shares outstanding	2,280,456	2,236,167	2,278,727	2,235,641
Cash dividend per share	$-	$-	$-	$-

Statement of Comprehensive Income (Loss)

Net earnings (losses)	$145,355	$(1,004,151)	$501,158	$(794,824)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	488,290	(331,165)	516,427	(491,671)
Reclassification adjustment for gains included in net earnings (losses)	(35,933)	(103,240)	(131,612)	(103,240)
Comprehensive Income (Loss)	$597,712	$(1,438,556)	$885,973	$(1,389,735)

See Notes to Consolidated Financial Statements

Index

United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2010	2009

Cash flows from operating activities
Net earnings (losses)	$501,158	$(794,824)
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities
Provision for loan losses	1,038,000	2,600,000
Depreciation of premises and equipment	583,058	657,379
Net amortization of premuim / discount on investment securities available for sale	118,576	49,121
Net amortization of premium on investment securities held to maturity	26,128	131,201
Gain on sales of investment securities available for sale, net	(219,354)	(172,066)
Gain on sale of other real estate	(27,066)	(22,418)
Writedown of other real estate	-	4,500
Stock-based compensation	13,748	17,982
Loss on disposal of equipment	-	9,790
Decrease in interest receivable	364,122	250,053
(Increase) decrease in other assets	533,366	(2,064,872)
Decrease in interest payable	(140,721)	(109,489)
Increase in accrued expenses and other liabilities	54,887	584,876
Net cash provided by operating activities	2,845,902	1,141,233

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	13,933,798	34,209,798
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	5,235,000	1,000,000
Proceeds from sales of investment securities available for sale	6,405,693	14,258,707
Purchases of investment securities available for sale	(28,837,863)	(25,410,331)
Purchases of investment securities held to maturity	-	(22,602,343)
Net increase in loans	(580,138)	(10,492,428)
Purchases of premises and equipment, net	(40,170)	(46,835)
Proceeds from sale of premises and equipment	-	8,000
Proceeds from sale of other real estate	236,846	116,997
Net cash used in investing activities	(3,646,834)	(8,958,435)

Cash flows from financing activities
Net increase (decrease) in deposits	34,548,696	(17,284,012)
Net decrease in securities sold under agreements to repurchase	-	(1,861,237)
Cash dividends - preferred stock	(257,500)	(203,139)
Cash dividends - common stock	(3,220)	(167,426)
Proceeds from sale of common stock	-	5,130
Proceeds from sale of treasury stock	-	29,938
Repayments of advances from FHLB Atlanta	(82,400)	(82,400)
Increase in other borrowed funds	242,296	190,698
Net cash provided by (used in) financing activities	34,447,872	(19,372,448)

Net increase (decrease) in cash and cash equivalents	33,646,940	(27,189,650)

Cash and cash equivalents, beginning of period	54,668,111	143,522,498

Cash and cash equivalents, end of period	$88,315,051	$116,332,848

Supplemental disclosures
Cash paid during the period for:
Interest	$2,727,801	$3,972,963
Income taxes	51,704	52,352

Noncash transactions
Transfer of loans to other real estate through foreclosure	$1,304,139	$1,784,141

See Notes to Consolidated Financial Statements

Index

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 – General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.  For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

All references to accounting standards have been modified in accordance with the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) guidance that was effective July 1, 2009.

Index

NOTE 2 – Net Earnings (Losses) per Share

Basic net earnings (losses) per share were computed by dividing net earnings (losses) by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2010 and 2009.  Common stock outstanding consists of issued shares less treasury stock.  Diluted net earnings (losses) per share for the three and six month periods ended June 30, 2010 and 2009 were computed by dividing net earnings (losses) by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.  Presented below is a summary of the components used to calculate diluted earnings (losses) per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Diluted earnings (losses) per share	$-	$(0.51)	$0.09	$(0.46)

Weighted average common shares outstanding	2,279,669	2,234,920	2,277,940	2,234,394

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	787	1,247	787	1,247

Total weighted average common shares and potential common stock outstanding	2,280,456	2,236,167	2,278,727	2,235,641

Index

NOTE 3 – Investment Securities

Available for Sale

The amortized cost and fair value of investment securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2010
U.S. Treasury securities	$15,155,142	$158,451	$-	$15,313,593
U.S. government sponsored agencies	39,912,793	900,658	-	40,813,451
State and political subdivisions	21,148,236	425,549	(253,630)	21,320,155
Equity securities	10,153	-	(4,178)	5,975
	$76,226,324	$1,484,658	$(257,808)	$77,453,174
December 31, 2009
U.S. Treasury securities	$3,024,364	$3,132	$(777)	$3,026,719
U.S. government sponsored agencies	36,040,571	444,446	(16,504)	36,468,513
State and political subdivisions	28,552,086	517,459	(355,405)	28,714,140
Equity securities	10,153	-	(6,863)	3,290
	$67,627,174	$965,037	$(379,549)	$68,212,662

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gross gains realized	$69,583	$189,353	$306,058	$189,353
Gross losses realized	(9,694)	(17,287)	(86,704)	(17,287)
Net gain (loss) realized	$59,889	$172,066	$219,354	$172,066

Index

Those investment securities classified as available for sale which have an unrealized loss position at June 30, 2010 and December 31, 2009 are detailed below:

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities
U.S. government sponsored agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	$1,720,945	$(38,878)	$2,018,565	$(214,752)	3,739,510	(253,630)
Equity securities	-	-	5,978	(4,178)	5,978	(4,178)
Total temporarily impaired securities	$1,720,945	$(38,878)	$2,024,543	$(218,930)	$3,745,488	$(257,808)

Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasury securities	$2,025,312	$(777)	$-	$-	$2,025,312	$(777)
U.S. government sponsored agencies	5,035,326	(16,504)	-	-	5,035,326	(16,504)
State and political subdivdisions	4,412,702	(75,555)	2,204,792	(279,850)	6,617,494	(355,405)
Equity securities	3,290	(6,863)			3,290	(6,863)
Total temporarily impaired securities	$11,476,630	$(99,699)	$2,204,792	$(279,850)	$13,681,422	$(379,549)

The unrealized losses at both June 30, 2010 and December 31, 2009, were attributable to changes in market interest rates since the securities were purchased.  The Corporation systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Corporation’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value.

The Corporation performed its quarterly analysis of the securities with an unrealized loss position as of June 30, 2010, and concluded that none of the investment securities were other-than-temporarily impaired.

Index

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at June 30, 2010.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
U.S. Treasury securities	$-	$15,155,142	$-	$-	$15,155,142
U.S. governement sponsored agencies	13,529,657	25,314,140	1,068,996	-	39,912,793
State and political subdivisions	5,039,840	9,401,333	3,168,099	3,538,964	21,148,236
Equity securities	10,153	-	-	-	10,153
Total	$18,579,650	$49,870,615	$4,237,095	$3,538,964	$76,226,324

Fair Value
U.S. Treasury securities	$-	$15,313,593	$-	$-	$15,313,593
U.S. governement sponsored agencies	13,706,164	25,960,018	1,147,269	-	40,813,451
State and political subdivisions	5,078,705	9,702,676	3,205,285	3,333,489	21,320,155
Equity securities	5,975	-	-	-	5,975
Total	$18,790,844	$50,976,287	$4,352,554	$3,333,489	$77,453,174

Total Average Yield	3.42%	2.37%	4.05%	4.12%	2.80%

Index

Held to Maturity

The amortized cost and fair value of investment securities held to maturity at June 30, 2010 and December 31, 2009 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2010
U.S. government sponsored agencies	$10,398,202	$346,312	$-	$10,744,514
Other domestic debt securities	-	-	-	-
	$10,398,202	$346,312	$-	$10,744,514
December 31, 2009
U.S. government sponsored agencies	$15,424,330	$105,554	$(48,891)	$15,480,993
Other domestic debt securities	235,000	-	-	235,000
	$15,659,330	$105,554	$(48,891)	$15,715,993

There were no sales of securities held to maturity for the three and six months ended June 30, 2010 and 2009.

Those investment securities classified as held to maturity which have an unrealized loss position at December 31, 2009 are detailed below.  There were no investment securities classified as held to maturity with an unrealized loss position as of June 30, 2010.

2009
	Less than 12 months		12 months or more		Total

Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government sponsored agencies	$2,967,310	$(48,891)	$-	$-	$2,967,310	$(48,891)
State and political subdivdisions	-	-	-	-	-	-
Total temporarily impaired securities	$2,967,310	$(48,891)	$-	$-	$2,967,310	$(48,891)

Index

The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at June 30, 2010.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
U.S. governement sponsored agencies	$3,349,033	$4,021,686	$3,027,483	$-	$10,398,202
Total	$3,349,033	$4,021,686	$3,027,483	$-	$10,398,202

Fair Value
U.S. governement sponsored agencies	$3,392,123	$4,152,422	$3,199,969	$-	$10,744,514
Total	$3,392,123	$4,152,422	$3,199,969	$-	$10,744,514

Total Average Yield	3.03%	2.36%	3.50%	n/a	2.91%

NOTE 4 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):

	June 30
	2010	2009

Balance at beginning of year	7,436	3,592

Provision charged to expense	1,038	2,600

Loans charged off	(807)	(1,314)

Recoveries	74	21

Balance at end of period	7,741	4,899

At June 30, 2010 and 2009, the amounts of nonaccrual loans were $20,891,421 and $20,147,173 respectively.

NOTE 5 – Operating Segments

The Corporation operates in only one segment – commercial banking.

Index

NOTE 6 – Stock Based Compensation

At June 30, 2010, the Corporation had two stock-based compensation plans.  The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 14 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Stock Options

1998 Stock Option Plan

The following table represents stock option activity for the six months ended June 30, 2010:

	Shares under option	Weighted average exercise price per share	Weighted average remaining contractual life
Options outstanding, beginning of period	30,646	16.02
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	30,646	16.02	2.1
Exercisable, end of period	30,246	15.99	2.1

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2010 and 2009, respectively.

	2010	2009

Aggregate intrinsic value of outstanding options	$-	$17,381

Aggregate intrinsic value of exercisable options	$-	$17,381

The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.

Index

2007 Equity Incentive Plan

The following table represents stock option activity for the six months ended June 30, 2010:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	4,000	$14.85	8.9
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	4,000	14.85	8.9
Exercisable, end of period	1,600	14.85	8.9

The following table displays information pertaining to the intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2010 and 2009, respectively.

	2010	2009

Aggregate intrinsic value of outstanding options	$-	$600

Aggregate intrinsic value of exercisable options	$-	$120

The following is a summary of the Corporation’s weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model.

	2010	2009
Weighted-average expected life (in years)	N/A	10

Expected Volatility	N/A	20.00%
Risk-free interest rate	N/A	3.86%
Expected dividend yield	N/A	2.02%
Weighted-average fair value of options granted during the period	N/A	$3.88

Index

Restricted Stock

The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the six months ended June 30, 2010:

	Restricted stock activity	Weighted average fair value
Shares under grant at beginning of period	10,022	17.20
Granted	—	—
Surrendered	—	—
Vested	—	—
Shares under grant at end of period	10,022	17.20

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,978 at June 30, 2010.

As of June 30, 2010, there was $69,704 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans.  That cost is expected to be recognized over a period of approximately 3 years.

NOTE 7 – Fair Value of Financial Instruments

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

Index

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

Index

		Fair Value Measurements at June 30, 2010 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$77,453,174	$19,285,662	$58,167,512	$-

		Fair Value Measurements at June 30, 2009 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$64,823,828	$1,930	$64,821,898	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the loan impairment as nonrecurring Level 3.

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

Index

The following tables present the assets carried on the balance sheet by asset type and by level within the FASB ASC 820 valuation hierarchy (as described above) as of June 30, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2010 and 2009.

	Carrying Value at June 30, 2010				Six Months Ended
					June 30, 2010

	Total	Level 1	Level 2	Level3	Total gains (losses)

Impaired loans (1)	$42,989,979	$-	$-	$42,989,979	$(872,186)
Foreclosed assets	8,660,262	-	-	8,660,262	(220)
_______________
(1) Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for  loan loss

	Carrying Value at June 30, 2009				Six Months Ended
					June 30, 2009

	Total	Level 1	Level 2	Level3	Total gains (losses)

Impaired loans (1)	$19,200,702	$-	$6,490,552	$12,710,150	$(2,273,902)
Foreclosed assets	7,209,141	-	7,209,141	-	(4,500)
_______________
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

Index

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

Index

(h)	Commitments to Extend Credit and Standby Letters of Credit
There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:	(Dollars in Thousands)
Cash and short–term investments	$88,315	$88,315	$54,668	$54,668
Investment securities	87,851	88,198	83,872	83,929
Loans, net of the allowance for loan losses	274,149	279,706	275,911	276,090
Bank owned life insurance	2,787	2,787	2,729	2,729
Correspondent bank stock	1,889	1,889	1,889	1,889
Accrued interest receivable	2,494	2,494	2,858	2,858

Financial liabilities:
Deposits	439,359	443,094	404,810	405,504
Other borrowed funds	866	866	624	624
FHLB advances	1,363	1,503	1,445	1,539
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	480	480	621	621

NOTE 8 – Recently Issued Accounting Pronouncements

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

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 – “Improving Disclosures About Fair Value Measurements”, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Corporation adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period beginning March 31, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Corporation’s consolidated financial statements.  See Note 7 to the Consolidated Financial Statements for the disclosures required by this ASU.

Index

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

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 will be effective in the third quarter of 2010. We do not expect this amendment to have a significant impact on our financial statements.

FASB ASC 855 “Subsequent Events” was amended so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  SEC filers must evaluate subsequent events through the date the financial statements are issued.

Index

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

Critical Accounting Estimates

The Corporation’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Corporation’s significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in the Corporation’s annual report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the six and three months ended June 30, 2010 and 2009, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Six Months Ended June 30, 2010 and 2009, Compared

Summary

Net income for the six months ended June 30, 2010 was $501,158, an increase from the loss of $794,824 that was recorded in the same period in 2009.  Net income available to common shareholders was $211,505 in 2010 compared to a loss of $1,028,323 in the 2009 period, both after recording the payment of the dividend on preferred shares and the associated amortization of warrants related to the Corporation’s participation in the Capital Purchase Program.  The primary reasons for the increase were increases in net interest income and in non interest income, and a substantially lower provision for loan loss in the first six months of 2010.    The specifics of the changes are discussed in detail below.

Index

Net Interest Income

Net interest income was $7,177,099 during the first half of 2010, an increase of $573,492 or 8.7% from the level experienced during the same period in 2009.

Total interest income decreased $702,902 (6.7%) in the first half of 2010.  The reduction in interest income is primarily the result of the lower level of total assets as the two temporary customer transactions discussed in prior filings were concluded with the funds being used by the customers as planned. Additionally, more funds were directed to short term, liquid assets with low yields as loan demand declined during the first six months of 2010 as compared to the same period in 2009.  The result was a change in the mix of earning assets and the realized yield on earning assets in the first half of 2010 was 4.76%, or 0.21% lower than the 4.98% earned in the 2009 period.  The yield received on loans was slightly higher at 5.75% for the 2010 period as compared to 5.66% for the same period in 2009.  As discussed in prior filings and above, non accrual loans were elevated.

The interest income decline was offset by a reduction in interest expense of $1,276,394 or 33.0%.  Interest bearing liabilities decreased by an average of $23.8 million for the first half of 2010 compared to the same period in 2009 because of the reduction in balances from the two temporary transactions that were discussed in detail during 2009.  Additionally, the rate paid on interest bearing liabilities was lower at 1.73% in 2010 vs. 2.38% in 2009, a reduction of 0.65%.

Provision for Loan Losses

The provision for loan losses totaled $1,038,000 for the first half of 2010 as compared to $2,600,000 for the same period in 2009.  For further discussion of this item see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income increased $74,911 or 3.2% for the first half of 2010 to $2,440,350 compared to the same period of 2009.  Revenue from service charges and fees on deposit accounts decreased by $55,788 (3.3%); fees earned from the origination of mortgage loans increased by $60,416 (78.2%); in other noninterest income, fees received from the sale of insurance and securities was higher by $35,739 (34.1%); and, fees from other services, such as check cashing fees, earnings on cash surrender value of life insurance and miscellaneous services were lower by approximately $16,000.

Index

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2010 and 2009 was $8,155,600 and $7,989,058, respectively.  This represents an increase of $166,542, or 2.1%, in the first half of 2010 compared to the same period of 2009.  Expenses for other real estate and legal fees (primarily for collections and related litigation) showed increases of $132,316 and $87,522 or a total of $219,838.  FDIC expenses were higher by $48,449.  Salaries and benefits were lower by $37,844 as the Corporation did not provide for salary increases or bonuses and made the decision to not replace some positions that became vacant.  Occupancy expenses were lower by $80,646 (6.9%) primarily due to lower depreciation expense ($69,051).  Other categories of occupancy expenses were also generally lower.  Items that represent discretionary expenses were generally at or lower than the same period in 2009.

Income Tax Benefits

Earnings before taxes for the first half of 2010 were $423,849 as compared to a loss of $1,620,012 in the same period of 2009.  Income tax benefits for the first half of 2010 were $77,309 compared to $825,188 for the same period in 2009.

Three Months Ended June 30, 2010 and 2009, Compared

Summary

Net income for the three months ended June 30, 2010 was $145,355, an increase from the loss of $1,004,151 that was recorded in the same period in 2009.  Net income available to common shareholders was $413 in 2010 compared to a loss of $1,148,190 in the 2009 period, both after recording the payment of the dividend on preferred shares of $128,750 and the associated amortization of warrants related to the Corporation’s participation in the Capital Purchase Program.  The primary reason for the increase was the increase in net interest income and the much lower provision for loan loss.  The specifics of the changes are discussed in detail below.

Net Interest Income

Net interest income was $3,692,390 during the second quarter of 2010, an increase of $296,570 or 8.7% from the level experienced during the same period in 2009.

Total interest income decreased $355,748 (6.8%) in the second quarter of 2010.  The reduction in interest income is primarily the result of the lower level of total assets as the two temporary customer transactions were concluded with the funds being used by the customers as planned.  As discussed in more detail below, in the second quarter of 2010, one customer did begin to deposit significant amounts with the Corporation.  This customer accounts for the vast majority of the increase in deposits and liquid investments.  Decreased loan demand in the second quarter of 2010 resulted in a change in the mix of earning assets and the realized yield on earning assets of 4.68%, or 0.18% lower than the 4.86% earned in the 2009 quarter.  The yield received on loans was slightly higher at 5.77% for the 2010 period as compared to 5.63% for the same period in 2009.  In both periods, non accrual loans were elevated.  The level of non accruals at June 30, 2010 was $20,891,421 compared to $20,147,173 at June 30, 2009.

Index

The interest income decline was offset by a reduction in interest expense of $652,318 or 35.0%.  Interest bearing liabilities decreased by an average of $10.6 million for the second quarter of 2010 compared to the same period in 2009 because of the reduction in balances from the two temporary transactions that were discussed in detail during 2009.  Additionally, the rate paid on interest bearing liabilities was lower at 1.61% in 2010 vs. 2.39% in 2009, a reduction of 0.78%.

Provision for Loan Losses

The provision for loan losses totaled $600,000 for the second quarter of 2010 as compared to $2,240,000 for the same period in 2009.  For further discussion of this account see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income decreased $51,602 or 4.1% for the second quarter of 2010, primarily as the result of gains from the sale of securities of $59,889 as compared to $172,066 in 2009.  If these gains were ignored, non interest income increased by $60,575.  Revenue from service charges and fees on deposit accounts decreased by $34,712 (4.0%); fees earned from the origination of mortgage loans increased by $37,919 (84.6%); fees received from the sale of insurance and securities was higher by $27,383 (51.2%); and, fees from other services, such as check cashing fees, earnings on cash surrender value of life insurance and miscellaneous services were higher by approximately $28,000.

Noninterest Expense

Total noninterest expense increased $41,029, or 1.0%, in the second quarter of 2010 compared to the same quarter of 2009 primarily as the result of increases in non-discretionary items.  Expenses for other real estate and regulatory fees showed increases of $77,387 and $54,446 or a total of $131,330.  Legal expenses were higher by $55,446 (145.2%) primarily on higher costs of collection and litigation related to past due and other non performing loans.  FDIC expenses were lower by $72,866 as the result of the lower level of deposits as the temporary transactions had run their course and the presence of the special assessment levied by the FDIC as of June 30, 2009 in the prior year figures.  Salaries and benefits were lower by $9,510 as the Corporation did not provide for salary increases and made the decision to not replace some positions that became vacant.  Occupancy expenses were lower by $44,611 (7.4%) due to lower depreciation expense ($33,669) as plant and equipment replacements were done on an “as needed basis” or for items that had a possible negative impact on customer service.  Other categories of occupancy expenses were also generally lower.  Items that represent discretionary expenses were generally level with the same quarter in 2009.

Index

Income Tax Benefits

Earnings before taxes for the first half of 2010 were $86,588 as compared to a loss of $1,757,351 in the second quarter of 2009.  Income tax benefits for the first half of 2010 were $58,767 compared to $753,200 for the same period in 2009.

Financial Condition and Liquidity

Total assets on June 30, 2010 were $492,244,166, an increase of $35,261,760 or 7.7% from December 31, 2009.  Total deposits increased by $34.5 million or 8.5% while loans decreased by $1.8 million.  Total equity (common and preferred) increased by $642,222 to $38.2 million for the six month period.  The increase in assets and deposits is primarily the result of a customer placing a large amount into a non-interest bearing demand deposit account.  The increase in deposits from this customer is approximately $35 million.  This transaction is viewed to be temporary in nature and the Corporation is investing the funds at the Federal Reserve to provide a safe and liquid investment pending the final disposition of the funds by the customer.

The Corporation continues to take steps to maintain a strong liquidity position that is designed to provide sufficient availability of funds to meet planned needs.  This liquidity position has been held at a higher than historical level because of the current economic uncertainty.  The ratio of total loans to deposits on June 30, 2010 was 64.2% as compared to 70.0% on December 31, 2009.  The decline is the result of the decrease in loans and the increase in deposits discussed above.  As economic conditions improve and the market for bank funding becomes more functional, the maintaining of the unusually high level of liquidity will be reviewed.

Cash and Cash Equivalents

Cash and cash equivalents were $88,315,051 as of June 30, 2010, an increased of $33,646,940, or by 61.5%, from December 31, 2009. The increase is primarily the result of the increased deposits from the single customer discussed above and the reduced level of loans.

Investment Securities – Available for Sale

Investment securities available for sale increased $9,240,512, or 13.5%, compared to December 31, 2009 as maturing and called securities were reinvested in this category.  During the quarter, holdings of tax free municipal securities were reduced by $3.0 million ($7.4 million year-to-date) as the program undertaken in the first quarter to sell selected securities and reinvest the proceeds in taxable securities at an increase in yield was continued in the second quarter.  The net effects of the program are to reduce tax free income, increase the income from the portfolio and slightly reduce interest rate sensitivity.  All of the effects were in line with the parameters of the program.  The program will continue if additional opportunities meeting the program parameters are identified.

Index

Investment Securities – Held to Maturity

Investment securities held to maturity decreased $5,261,128, or 33.6%.  Securities designated as held to maturity are not liquid or subject to sale.  The Corporation reviews the limits and target levels on this category regularly.  As a result of its review, during the second quarter of 2010 maturing or called securities were reinvested in the available for sale category to assure that the Corporation continues to have the financial flexibility needed in the current environment.

Loans

Gross loans decreased by $1,456,766 or 0.5% at June 30, 2010, from December 31, 2009.  The decrease is concentrated in real estate construction (a reduction of $5.3 million) and commercial lending (a reduction of $6.1 million), with increases in agricultural production (increase of $8.2 million) and loans to states and municipalities (increase of $1.2 million) offsetting the decrease.  The Bank continues to seek loans to quality borrowers.

Allowance for Loan Losses

The allowance for losses on loans is maintained at levels that reflect the historic loss rate on the majority of the portfolio and the difference between the loan balance and value for loans that are considered to be impaired.  A loan is considered to be impaired when it is 1) probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreements or 2) the loan terms have be renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower.  The historic loss rate is adjusted for the effects of: general economy, local economy, trends in problem loans and past due loans, growth in loans and peer levels of reserves.  Loans that are deemed to be impaired are valued either at the present value of the cash flow anticipated or the value of the collateral, reduced by the estimated costs to sell.

During 2009, the reserves of the Bank were strengthened substantially.  The ratio of reserves to loans at year end, 2009 was 2.62%, an increase from the level at year end, 2008 of 1.28%.  At the end of the second quarter of 2010, a reserve level of $7,740,744 was considered to be appropriate.  This is equivalent to 2.75% of gross loans.  Net charged-off loans for the first six months of 2010 were $806,934 or 0.57% on an annualized basis, as compared to $1,314,103 or 0.92% on an annualized basis for the same period in 2009.

The Bank has in place procedures to identify and deal with problem loans and potential problem loans.  It is the goal of the Bank to identify any problems, to develop and execute strategies to deal with those identified and establish reserves to deal with identified and historic shortfalls.  Although reserves may be considered appropriate at a point in time, future events may change the ability of a borrower to pay or the underlying value of collateral.  The Bank will continue to monitor closely the condition of the portfolio and, in the current, uncertain economy, continue with its program to strengthen the level of reserves.

Index

The effects of the Gulf Oil Spill on the loan portfolio and land values are intertwined with the effects of the general economic downturn.  The Oil Spill effects are seen to be focused on the coastal area and in the tourism industry.  Additionally, other businesses that service this area or industry are being indirectly impacted.  These direct and indirect impacts are difficult to separate from the general economy.  The Bank is continuing the assessments of this event.

The following is a summary of information pertaining to the identified classifications of impaired and past due loans:

	As of the six months ended
	June 30,
	2010	2009

Impaired loans with a valuation allowance	$22,102,892	$16,285,462
Impaired loans without a valuation allowance	26,403,666	5,661,240
Total impaired loans	$48,506,558	$21,946,702
Valuation allowance related to impaired loans	$5,516,579	$2,746,000
Total nonaccrual loans	20,891,421	20,147,173
Total loans past due ninety days or more and still accruing	792,739	11,442
Troubled debt restructured loans	1,464,363	4,486,732

Index

Non-performing Assets: The following table sets forth the Bank's non-performing assets at June 30, 2010 and December 31, 2009. Under the Bank's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		June 30,	December 31,
		2010	2009
		(Dollars in Thousands)
	Description

A	Loans accounted for on a nonaccrual basis	$20,891	$18,993

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	793	210

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	1,464	1,657

D	Other non-performing assets	8,660	7,611

	Total	$31,808	$28,471

Premises and Equipment

Premises and equipment decreased $542,888, or 3.1%, during the first half of 2010.  This reduction is primarily attributable to the assets being depreciated with little additional capital spending to counter the reduction.

Intangible Assets

As of June 30, 2010 and December 31, 2009, the Corporation had recorded $934,763 in intangible assets.

Florida Charter - On July 2, 2004, the Corporation acquired a State of Florida banking charter from a financial institution for $917,263.  Subsequent to the purchase, the charter was terminated but the Corporation retained the legal right to branch into Florida through its existing Alabama bank charter.  The Corporation accounts for the charter cost as an indefinite lived intangible asset because the legal right acquired does not have an expiration date under Florida banking laws and there is no renewal process to keep the branching rights.  The Corporation tests the intangible asset each September 30 for impairment.  At June 30, 2010, the Corporation operated three branch offices in Florida.  See discussion included in Risk Factors.

Index

Internet Domain Address – On March 21, 2007, the Bank purchased the rights to the internet domain name www.unitedbank.com for $17,500.  This internet domain is defined as an intangible asset with an indefinite life under FAS 142 and, as such, is not required to be amortized over any period of time.

For the six months ended June 30, 2010 no impairment was recorded related to the intangible assets.

Deposits

Total deposits increased $34,548,696, or 8.5%, at June 30, 2010 from December 31, 2009, including increases of $34,150,658 in non-interest bearing deposits and $398,038 in interest bearing deposits.  As discussed earlier, the increase in the non-interest bearing deposits is primarily the result of a single customer temporarily depositing funds with the Corporation pending use of the funds in the customer’s operations.

Liquidity

One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds.  Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank.  In the current economy, these sources are not as reliable as in more normal times.  The Corporation has chosen to maintain on balance sheet sources of liquidity such as deposits at the Federal Reserve, federal funds sold and liquid short term investments at higher than historical levels to assure an adequate source of liquid funding.  This strategy has depressed the net interest margin as these short term, highly liquid assets have lower yields than loans or longer term, less liquid assets.  Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be further impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at June 30, 2010 is considered appropriate by management.

Capital Adequacy

Total stockholders' equity on June 30, 2010, was $38,206,026, an increase of $642,222, from December 31, 2009.  This increase is primarily a combination of current period earnings of $501,158, the increase of accumulated other comprehensive income net of tax of $384,815, and the payment of preferred stock dividends of $257,500 related to the U.S. Treasury’s Capital Purchase Program as described in the footnotes to the audited financial statements accompanying the Corporation’s Form 10-K for the year ended December 31, 2009 offset these increases.

Index

The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At June 30, 2010, trust preferred securities included in Tier 1 capital totaled $10 million.

Federal and State of Alabama Regulators have established quantitative measures to ensure capital adequacy requiring the Corporation and its Bank to maintain minimum capital levels.  The primary target capital ratio is the maintenance of the Tier I Leverage Ratio by the Bank at or above 8.50% of average assets during any quarter.  In the first six months of 2010 the Bank reported in its “Call Report” a Tier I Leverage Ratio of 8.79% of average assets.  Management believes, as of June 30, 2010 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject. The payment of dividends has a direct impact on capital adequacy and is subject to approval by the Federal and State of Alabama Regulators.

As of June 30, 2010, the most recent notification from the appropriate regulatory agencies categorized the Bank as “adequately capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

	June 30, 2010	Well Capitalized Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	14.80%	N/A
Tier 1 risk-based capital	13.55	N/A
Leverage Ratio	8.80	N/A

United Bank
Total risk-based capital	14.72%	10.00%
Tier 1 risk-based capital	13.46	6.00
Leverage ratio	8.79	5.00

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

Index

Off Balance Sheet items

The Bank is a party to financial obligations with off-balance sheet risk in the normal course of business.  The financial obligations include commitments to extend credit and standby letters of credit issued to customers.

The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

June 30,
2010

Commitments to extend credit	$31,989,486
Standby letters of credit	1,492,922

Index

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

Index

PART II -- OTHER INFORMATION

Item  1A.   Risk Factors

In addition to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, there is a possibility that the FDIC would make additional assessments to replenish the deposit insurance fund.  Such an assessment would have a negative impact on the earnings of the Corporation.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law.  It provides for a broad range of financial reform and will result in a number of new regulations that could significantly impact regulatory compliance costs and the operations of community banks.  The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at publicly-traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated.  These provisions, or other aspects of the Act, or regulations that are adopted and implemented pursuant to the Act, may impact the profitability of the Bank’s business activities or change certain of the Bank’s business practices, including the Bank’s ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Corporation to additional costs, including increased compliance costs.  These changes also may require the Corporation to invest significant management attention and resources to make any necessary changes to the Corporation’s operations in order to comply, and could therefore also adversely affect the Corporation’s business, financial condition, and results of operations.

The Corporation is reviewing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act which became law on July 21, 2010.  The Corporation’s understanding is the new law will, among other things, eliminate most barriers to interstate banking.  In the past, these barriers could be overcome by the purchase of an existing bank charter, which the Bank did when it entered Florida in 2004.  Because it appears that such charter purchases may no longer be necessary to branch into Florida and other states, the Corporation is examining the effect of the new law on the value assigned to its intangible asset related to the Florida bank charter purchased in 2004.  The Corporation has not made a complete determination of the impact of the change in the law related to interstate banking, but believes that one possible result of the change in the law is a finding that the value of this intangible asset is impaired.  Should this be the final determination, the Corporation would take a one time, noncash pre-tax charge of $917,000 to write off the value of this intangible asset.  This write off would have no effect on the Corporation’s or the Bank’s regulatory capital or tangible capital.

Index

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

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 13, 2010

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