Form 10-Q
period 2010-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2010-11-12
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 2010.
Class A Common Stock.... 2,302,370 Shares
Class B Common Stock....   -0-    Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended September 30, 2010

Index

PART I--FINANCIAL INFORMATION
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets

Item 1.   Financial Statements

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$12,615,871	$13,858,726
Interest bearing deposits in banks	66,889,473	40,809,385
Cash and cash equivalents	79,505,344	54,668,111

Securities available for sale (amortized cost of $68,435,428and $67,627,174 respectively)	69,381,861	68,212,662

Securities held to maturity (market values of $17,771,199and $15,715,993 respectively)	17,312,962	15,659,330

Loans	279,030,431	283,346,171
Less: Allowance for loan losses	5,515,201	7,435,509
Net loans	273,515,230	275,910,662

Premises and equipment, net	16,775,284	17,589,236
Interest receivable	2,408,642	2,858,122
Intangible assets	-	934,763
Other assets	23,162,367	21,149,520

Total assets	482,061,690	456,982,406

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	151,312,255	121,753,295
Interest bearing	279,657,312	283,056,954
Total deposits	430,969,567	404,810,249

Advances from Federal Home Loan Bank of Atlanta	1,305,250	1,445,100
Treasury, tax, and loan account	909,226	624,143
Interest payable	411,798	620,867
Accrued expenses and other liabilities	1,894,891	1,608,243
Note payable to Trust	10,310,000	10,310,000
Total liabilities	445,800,732	419,418,602

Stockholders' equity
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares, net of discount	10,063,564	10,014,985
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding,2,389,127 and 2,388,992 shares, respectively	23,891	23,890
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	6,808,076	6,544,079
Accumulated other comprehensive income net of tax	567,854	351,289
Retained earnings	19,493,223	21,685,478
	36,956,608	38,619,721

Less: 86,757 and 131,678 treasury shares, at cost, respectively	695,650	1,055,917
Total stockholders' equity	36,260,958	37,563,804
Total liabilities and stockholders' equity	$482,061,690	$456,982,406

See Notes to Consolidated Financial Statements

Index

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$4,182,618	$4,264,037	$12,554,464	$12,677,927
Interest on investment securities available for sale:
Taxable	423,790	539,386	1,248,468	1,790,193
Nontaxable	156,898	299,750	652,548	935,223
Total investment income	580,688	839,136	1,901,016	2,725,416
Other interest income	44,347	50,970	116,352	217,881
Total interest income	4,807,653	5,154,143	14,571,832	15,621,224

Interest expense:
Interest on deposits	1,055,202	1,648,308	3,501,133	5,308,732
Interest on other borrowed funds	77,878	82,100	219,027	285,150
Total interest expense	1,133,080	1,730,408	3,720,160	5,593,882

Net interest income	3,674,573	3,423,735	10,851,672	10,027,342

Provision for loan losses	3,100,000	1,900,000	4,138,000	4,500,000

Net interest income after provision for loan losses	574,573	1,523,735	6,713,672	5,527,342

Noninterest income:
Service charge on deposits	831,931	920,166	2,492,420	2,636,443
Investment securities gains, net	827,221	3,250	1,046,575	175,316
Mortgage loan and related fees	112,780	39,315	250,481	116,600
Other	(25,613)	220,167	397,193	619,978
Total noninterest income	1,746,319	1,182,898	4,186,669	3,548,337

Noninterest expense:
Salaries and benefits	2,159,326	2,108,779	6,481,307	6,468,604
Net occupancy expense	568,779	624,273	1,665,045	1,801,185
Other	2,319,109	1,241,381	5,056,462	3,693,702
Total noninterest expense	5,047,214	3,974,433	13,202,814	11,963,491

Losses before income tax benefits	(2,726,322)	(1,267,800)	(2,302,473)	(2,887,812)
Income tax benefits	(1,099,000)	(588,412)	(1,176,309)	(1,413,600)
Net losses	(1,627,322)	(679,388)	(1,126,164)	(1,474,212)
Preferred stock dividends	154,500	128,750	412,000	331,890
Accretion on preferred stock discount	16,426	15,510	48,579	45,870
Net losses available to common shareholders	$(1,798,248)	$(823,648)	$(1,586,743)	$(1,851,972)

Basic losses per share	$(0.78)	$(0.37)	$(0.69)	$(0.83)
Diluted losses per share	$(0.78)	$(0.37)	$(0.69)	$(0.83)
Basic weighted average shares outstanding	2,296,709	2,253,942	2,284,265	2,240,982
Diluted weighted average shares outstanding	2,297,385	2,253,942	2,284,941	2,240,982
Cash dividend per share	$-	$-	$-	$-

Statement of Comprehensive Income (Loss)

Net losses	$(1,627,322)	$(679,388)	$(1,126,164)	$(1,474,212)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	328,083	962,744	844,510	471,073
Reclassification adjustment for gains included in net losses	(496,333)	(1,950)	(627,945)	(105,190)
Comprehensive Income (Loss)	$(1,795,572)	$281,406	$(909,599)	$(1,108,329)

See Notes to Consolidated Financial Statements

Index

United Bancorporation of Alabama, Inc.
And Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009

Cash flows from operating activities
Net losses	$(1,126,164)	$(1,474,212)
Adjustments to reconcile net losses to net cash provided by operating activities
Provision for loan losses	4,138,000	4,500,000
Depreciation of premises and equipment	876,948	987,806
Net amortization of premuim on investment securities available for sale	216,555	98,221
Net amortization of premium on investment securities held to maturity	41,552	164,338
Gain on sales of investment securities available for sale, net	(1,046,575)	(175,316)
(Gain) loss on sale of other real estate	1,277	(34,432)
Writedown of other real estate	175,908	4,500
Writeoff of intangible assets	934,763	-
Stock-based compensation	21,501	24,694
Loss on disposal of equipment	-	9,790
Decrease in interest receivable	449,480	330,922
Increase in other assets	(213,520)	(3,225,259)
Decrease in interest payable	(209,069)	(186,154)
Increase in accrued expenses and other liabilities	289,868	382,961
Net cash provided by operating activities	4,550,524	1,407,859

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	18,916,216	37,218,049
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	5,235,926	7,050,000
Proceeds from sales of investment securities available for sale	36,069,589	14,258,707
Purchases of investment securities available for sale	(54,964,039)	(35,187,842)
Purchases of investment securities held to maturity	(6,931,110)	(22,602,343)
Net increase in loans	(4,959,168)	(16,264,417)
Purchases of premises and equipment, net	(62,996)	(58,064)
Proceeds from sale of premises and equipment	-	8,000
Proceeds from sale of other real estate	1,095,709	242,932
Net cash used in investing activities	(5,599,873)	(15,334,978)

Cash flows from financing activities
Net increase (decrease) in deposits	26,159,318	(80,455,820)
Net decrease in securities sold under agreements to repurchase	-	(1,861,237)
Cash dividends - preferred stock	(412,000)	(331,890)
Cash dividends - common stock	(5,969)	(173,046)
Proceeds from sale of common stock	-	5,130
Proceeds from sale of treasury stock	-	29,938
Repayments of advances from FHLB Atlanta	(139,850)	(139,850)
Increase in other borrowed funds	285,083	451,811
Net cash provided by (used in) financing activities	25,886,582	(82,474,964)

Net increase (decrease) in cash and cash equivalents	24,837,233	(96,402,083)

Cash and cash equivalents, beginning of period	54,668,111	143,522,498

Cash and cash equivalents, end of period	$79,505,344	$47,120,415

Supplemental disclosures
Cash paid during the period for:
Interest	$3,929,229	$5,780,036
Income taxes	52,705	55,984

Noncash transactions
Transfer of loans to other real estate through foreclosure	$3,216,600	$2,385,201

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

All references to accounting standards have been modified in accordance with the Financial Accounting Standards Board ("FASB) Accounting Standards Codification ("ASC") guidance that was effective July 1, 2009.

Index

NOTE 2 – Net Losses per Share

Basic net losses per share were computed by dividing net losses by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2010 and 2009.  Common stock outstanding consists of issued shares less treasury stock.  Diluted net losses per share for the three and nine month periods ended September 30, 2010 and 2009 were computed by dividing net losses by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation's equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.  Presented below is a summary of the components used to calculate diluted losses per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Diluted earnings (losses) per share	$(0.78)	$(0.37)	$(0.69)	$(0.83)

Weighted average common shares outstanding	2,296,709	2,253,942	2,284,265	2,240,982

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	676	-	676	-

Total weighted average common shares and potential common stock outstanding	2,297,385	2,253,942	2,284,941	2,240,982

Index

NOTE 3 – Investment Securities

Available for Sale

The amortized cost and fair value of investment securities available for sale at September 30, 2010 and December 31, 2009 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2010
U.S. Treasury securities	$19,229,742	$262,757	$-	$19,492,499
U.S. government sponsored agencies	33,480,587	634,000	(18,242)	34,096,345
Mortgage backed securities	5,226,252	-	(22,085)	5,204,167
State and political subdivisions	10,488,694	204,732	(109,139)	10,584,287
Equity securities	10,153	-	(5,590)	4,563
	$68,435,428	$1,101,489	$(155,056)	$69,381,861
December 31, 2009
U.S. Treasury securities	$3,024,364	$3,132	$(777)	$3,026,719
U.S. government sponsored agencies	36,040,571	444,446	(16,504)	36,468,513
Mortgage backed securities	-	-	-	-
State and political subdivisions	28,552,086	517,459	(355,405)	28,714,140
Equity securities	10,153	-	(6,863)	3,290
	$67,627,174	$965,037	$(379,549)	$68,212,662

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross gains realized	$889,500	$3,250	$1,133,280	$192,603
Gross losses realized	(62,279)	-	(86,705)	(17,287)
Net gain (loss) realized	$827,221	$3,250	$1,046,575	$175,316

Index

Those investment securities classified as available for sale which have an unrealized loss position at September 30, 2010 and December 31, 2009 are detailed below:

September 30, 2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government sponsored agencies	4,495,847	(18,242)	-	-	4,495,847	(18,242)
Mortgage backed securities	5,204,167	(22,085)	-	-	5,204,167	(22,085)
State and political subdivisions	900,064	(29,319)	715,581	(79,820)	1,615,645	(109,139)
Equity securities	-	-	4,562	(5,590)	4,562	(5,590)
Total temporarily impaired securities	$10,600,078	$(69,646)	$720,143	$(85,410)	$11,320,221	$(155,056)

December 31, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$2,025,312	$(777)	$-	$-	$2,025,312	$(777)
U.S. government sponsored agencies	5,035,326	(16,504)	-	-	5,035,326	(16,504)
Mortgage backed securities	-	-	-	-	-	-
State and political subdivdisions	4,412,702	(75,555)	2,204,792	(279,850)	6,617,494	(355,405)
Equity securities	3,290	(6,863)			3,290	(6,863)
Total temporarily impaired securities	$11,476,630	$(99,699)	$2,204,792	$(279,850)	$13,681,422	$(379,549)

 The unrealized losses at both September 30, 2010 and December 31, 2009, were attributable to changes in market interest rates since the securities were purchased.  The Corporation systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Corporation's intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value.

The Corporation performed its quarterly analysis of the securities with an unrealized loss position as of September 30, 2010, and concluded that none of the investment securities were other-than-temporarily impaired.

Index

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at September 30, 2010.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
U.S. Treasury securities	$999,091	$14,136,996	$4,093,655	$-	$19,229,742
U.S. governement sponsored agencies	-	15,085,710	18,394,877	-	33,480,587
Mortgage-backed securities	-	-	-	5,226,252	5,226,252
State and political subdivisions	489,989	803,665	2,241,957	6,953,083	10,488,694
Equity securities	10,153	-	-	-	10,153
Total	$1,499,233	$30,026,371	$24,730,489	$12,179,335	$68,435,428

Fair Value
U.S. Treasury securities	$1,005,938	$14,345,936	$4,140,625	$-	$19,492,499
U.S. governement sponsored agencies	-	15,312,395	18,783,950	-	34,096,345
Mortgage-backed securities	-	-	-	5,204,167	5,204,167
State and political subdivisions	490,831	832,565	2,309,886	6,951,005	10,584,287
Equity securities	4,563	-	-	-	4,563
Total	$1,501,332	$30,490,896	$25,234,461	$12,155,172	$69,381,861

Total Average Yield	1.96%	1.91%	2.66%	3.97%	2.55%

Index

Held to Maturity

The amortized cost and fair value of investment securities held to maturity at September 30, 2010 and December 31, 2009 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2010
U.S. government sponsored agencies	$17,312,962	$463,861	$(5,624)	$17,771,199
Other domestic debt securities	-	-	-	-
	$17,312,962	$463,861	$(5,624)	$17,771,199
December 31, 2009
U.S. government sponsored agencies	$15,424,330	$105,554	$(48,891)	$15,480,993
Other domestic debt securities	235,000	-	-	235,000
	$15,659,330	$105,554	$(48,891)	$15,715,993

There were no sales of securities held to maturity for the three and nine months ended September 30, 2010 and 2009.

Those investment securities classified as held to maturity which have an unrealized loss position at September 30, 2010 and December 31, 2009 are detailed below:

September 30, 2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. government sponsored agencies	$3,484,401	$(5,624)	$-	$-	$3,484,401	$(5,624)
Other domestic debt securities	-	-	-	-	-	-
Total temporarily impaired securities	$3,484,401	$(5,624)	$-	$-	$3,484,401	$(5,624)

Index

December 31, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. government sponsored agencies	$2,967,310	$(48,891)	$-	$-	$2,967,310	$(48,891)
Other domestic debt securities	-	-	-	-	-	-
Total temporarily impaired securities	$2,967,310	$(48,891)	$-	$-	$2,967,310	$(48,891)

The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at September 30, 2010.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized Cost
U.S. governement sponsored agencies	$-	$7,358,898	$9,954,064	$-	$17,312,962
Total	$-	$7,358,898	$9,954,064	$-	$17,312,962

Fair Value
U.S. governement sponsored agencies	$-	$7,531,368	$10,239,831	$-	$17,771,199
Total	$-	$7,531,368	$10,239,831	$-	$17,771,199

Total Average Yield	n/a	2.66%	2.53%	n/a	2.58%

Index

NOTE 4 – Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30 ($ in thousands):

	September 30
	2010	2009

Balance at beginning of year	7,436	3,592

Provision charged to expense	4,138	4,500

Loans charged off	(6,150)	(2,708)

Recoveries	91	42

Balance at end of period	5,515	5,426

At September 30, 2010 and 2009, the amounts of nonaccrual loans were $17,931,257 and $18,612,640 respectively.

NOTE 5 – Operating Segments

The Corporation operates in only one segment – commercial banking.

Index

NOTE 6 – Stock Based Compensation

At September 30, 2010, the Corporation had two stock-based compensation plans.  The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 14 to the Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.  The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Stock Options

1998 Stock Option Plan

The following table represents stock option activity for the nine months ended September 30, 2010:

	Shares under option	Weighted average exercise price per share	Weighted average remaining contractual life
Options outstanding, beginning of period	30,646	16.02
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	30,646	16.02	1.8
Exercisable, end of period	30,646	16.02	1.8

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended September 30, 2010 and 2009, respectively.

The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.

Index

2007 Equity Incentive Plan

The following table represents stock option activity for the nine months ended September 30, 2010:

	Shares under option	Weighted average exercise price per share	Weighted average remaining contractual life
Options outstanding, beginning of period	4,000	14.85
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	4,000	14.85	8.7
Exercisable, end of period	1,600	14.85	8.7

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended September 30, 2010 and 2009, respectively.

The following is a summary of the Corporation's weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model.

	2010	2009
Weighted-average expected life (in years)	N/A	10

Expected Volatility	N/A	20.00%
Risk-free interest rate	N/A	3.86%
Expected dividend yield	N/A	2.02%
Weighted-average fair value of options granted during the period	N/A	$3.88

Index

Restricted Stock

The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the nine months ended September 30, 2010:

	Restricted stock activity	Weighted average fair value
Shares under grant at beginning of period	10,022	17.20
Granted	135	13.00
Surrendered	—	—
Vested	—	—
Shares under grant at end of period	10,157	17.14

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,843 at September 30, 2010.

As of September 30, 2010, there was $63,707 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans.  That cost is expected to be recognized over a period of approximately 3 years.

NOTE 7 – Fair Value of Financial Instruments

The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Corporation's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Index

		Fair Value Measurements at September 30, 2010 Using
	Assets/Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)

AFS Securities	$69,381,861	$23,587,109	$45,794,752	$-

		Fair Value Measurements at December 31, 2009 Using
	Assets/Liabilities Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)

AFS Securities	$68,212,662	$3,030,009	$65,182,653	$-

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

Other Real Estate (Foreclosed Assets)

Other real estate is adjusted to fair value upon transfer from the loan portfolio. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate as nonrecurring Level 3.

Index

The following tables present the assets carried on the balance sheet by asset type and by level within the FASB ASC 820 valuation hierarchy (as described above) as of September 30, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2010 and 2009.

	Carrying Value at September 30, 2010				Nine Months Ended
					September 30, 2010

	Total	Level 1	Level 2	Level3	Total gains (losses)

Impaired loans (1)	$39,007,698	$-	$-	$39,007,698	$(2,998,316)
Foreclosed assets	9,176,220	-	-	9,176,220	(177,185)
_____________
(1) Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for  loan loss

	Carrying Value at December 31, 2009				Year Ended
					December 31, 2009

	Total	Level 1	Level 2	Level3	Total losses

Impaired loans	$43,577,517	$-	$-	$43,577,517	$(7,952,833)
Other real estate	7,610,690	-	-	7,610,690	(1,027,703)

Fair Value of Financial Instruments

The assumptions used in estimating the fair value of the Corporation's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Corporation's financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Corporation. FASB ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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
The fair value of loans is calculated using discounted cash flows and excludes lease–financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Corporation's historical experience with repayments adjusted to estimate the effect of current market conditions.

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

(f)	FHLB, Other Borrowed Funds and Subordinated Debt
The fair value of the Corporation's other borrowed funds and subordinated debt approximates the carrying value of such liabilities. The fair value of FHLB advances have been valued using discounted cash flows.  The discount rates used are based on estimated market rates for borrowings of similar remaining maturities.

(g)	Accrued Interest
The fair value of accrued interest receivable and payable approximates their carrying value.

Index

(h)	Commitments to Extend Credit and Standby Letters of Credit
There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Corporation's financial instruments at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:	(Dollars in Thousands)
Cash and short–term investments	$79,505	$79,505	$54,668	$54,668
Investment securities	86,695	87,153	83,872	83,929
Loans, net of the allowance for loan losses	273,515	279,994	275,911	276,090
Bank owned life insurance	2,816	2,816	2,729	2,729
Correspondent bank stock	1,905	1,905	1,889	1,889
Accrued interest receivable	2,409	2,409	2,858	2,858

Financial liabilities:
Deposits	430,970	434,577	404,810	405,504
Other borrowed funds	909	909	624	624
FHLB advances	1,305	1,470	1,445	1,539
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	412	412	621	621

NOTE 8 – Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued two related accounting pronouncements changing the accounting principles and disclosure requirements for securitizations and special purpose entities.  The pronouncements remove the concept of a "qualifying special-purpose entity", change the requirements for derecognizing financial assets and change how a corporation determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets and where companies have exposure to the risks related to transfers of financial assets.  The Corporation adopted the provisions of these pronouncements as of January 1, 2010, but neither had a material impact on the consolidated financial statements.

During January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06 – "Improving Disclosures About Fair Value Measurements", which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Corporation adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period beginning March 31, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Corporation's consolidated financial statements.  See Note 7 to the Consolidated Financial Statements for the disclosures required by this ASU.

Index

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements of assets measured at fair value on a recurring basis be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Corporation's reporting period ending March 31, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Corporation's consolidated financial statements.

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality ("Subtopic 310-30") was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 was effective in the third quarter of 2010. This amendment did not have a significant impact on our financial statements.

FASB ASC 310 Receivables ("ASC 310") was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk gradings, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, will be effective for interim and annual reporting periods ending on or after December 15, 2010. The Corporation does not expect this amendment to have a significant impact on its financial results, but it will significantly expand the disclosures that the Corporation will be required to provide.

FASB ASC 855 "Subsequent Events" was amended so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  SEC filers must evaluate subsequent events through the date the financial statements are issued.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used or incorporated by reference herein, the words "anticipate", "estimate", "expect", "project", "target", "goal", and similar expressions, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933.  Such forward-looking statements are subject to certain risk, uncertainties, and assumptions including those set forth herein.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected or projected.  These forward-looking statements speak only as of the date they are made.  The Corporation expressly disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Corporation's expectations with regard to any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Estimates

The Corporation's accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Corporation's significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in the Corporation's annual report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the nine and three months ended September 30, 2010 and 2009, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Nine Months Ended September 30, 2010 and 2009, Compared

Summary

Net losses for the nine months ended September 30, 2010 were $1,126,164, a decrease from the losses of $1,474,212 that was recorded in the same period in 2009.  Net losses available to common shareholders were $1,586,743 in 2010 compared to losses of $1,851,972 in the 2009 period, both after recording the payment of the dividend on preferred shares and the associated amortization of warrants related to the Corporation's participation in the Capital Purchase Program (see discussion of CDCI-CPP exchange).  In the first nine months of 2010, increases in net interest income and noninterest income, along with lower provision for loan loss were improvements in relation to the same period in 2009. Offsetting these improvements, the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act granted banks the freedom to branch across state lines.  This resulted in a non-cash write off of the $917,000 intangible asset related to the Bank's 2004 expansion into Florida.   In addition, a write off of $18,000 was recognized in relation to the remaining intangible asset, making the total amount written off $935,000. (See discussion under Intangible Assets below.)

Index

Net Interest Income

Net interest income was $10,851,672 during the first nine months of 2010, an increase of $824,330 or 8.2% from the level experienced during the same period in 2009.

Total interest income decreased $1,049,392 (6.7%) in the first nine months of 2010.  The reduction in interest income is primarily the result of the lower level of total assets as the two temporary customer transactions discussed in prior filings were concluded with the funds being used by the customers as planned. Additionally, more funds were directed to short term, liquid assets with low yields as loan demand declined during the first nine months of 2010 as compared to the same period in 2009.  The result was a change in the mix of earning assets and the realized yield on earning assets in the first nine months of 2010 was 4.65% or 0.25% lower than the 4.90% earned in the 2009 period.  The yield received on loans was slightly higher at 5.73% for the 2010 period as compared to 5.64% for the same period in 2009.  As discussed in prior filings and above, nonaccrual loans were elevated and served to suppress the rate earned on loans.

The interest income decline was offset by a larger reduction in interest expense of $1,873,722, or 33.5%, compared to the same period in 2009.  Interest bearing liabilities decreased by an average of $20.5 million for the first nine months of 2010 compared to the same period in 2009 because of the reduction in balances from the two temporary transactions that were discussed in detail during 2009.  Additionally, the rate paid on interest bearing liabilities was lower at 1.67% in 2010 vs. 2.35% in 2009, a reduction of 0.68%.

Provision for Loan Losses

The provision for loan losses totaled $4,138,000 for the first nine months of 2010 as compared to $4,500,000 for the same period in 2009.  For further discussion of this item see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income increased $638,332 or 18.0% for the first nine months of 2010 to $4,186,669 compared to the same period of 2009.

Index

Gains on the sale of investment securities of $1,046,575, an increase of $871,259 from the $175,316 recorded in 2009, were recognized as the Corporation restructured its investment portfolio.  After reviewing earnings sensitivity in the third quarter of 2010 and the revised, extended outlook for economic activity, the Corporation decided to take steps to reduce the level of interest rate sensitivity and reduce the future level of tax advantaged revenue.  To accomplish this in a short time, shorter term securities (including municipal securities) were sold and longer term, taxable securities were purchased.  These sales resulted in the gains.

Service charge income on deposit accounts declined by $144,023 to $2,492,420 as reductions were experienced in overdraft fees (decline of $157,606) and other service charges (decline of $66,269).  Partially offsetting these was an increase in ATM network fees of $97,657.

Fees earned from the origination of mortgage loans increased to $250,481 in the period from $116,600 in the prior year.  Increased demand for both refinance and purchase loans was responsible.

Other noninterest income decreased by $222,785.  Income from disposal of ORE properties in the current year was a loss of $149,899, a reduction of $171,599 from the profit recorded in the 2009 period.  The remainder of the decline was spread among several activities including reduced income from Bank Owned Life Insurance ($12,000); reduced income from the sale of annuities ($13,000); reduced income from deposit placement fees ($17,000); and, several other smaller items.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2010 and 2009 was $13,202,814 and $11,963,491, respectively.  This represents an increase of $1,239,323, or 10.4%, in the first nine months of 2010 compared to the same period of 2009.  Salaries and benefits increased $12,703 (0.2%).  Occupancy expenses were lower by $136,140 (7.6%) primarily due to lower depreciation expense ($110,858).  Other categories of occupancy expenses were also generally lower.  Items that represent discretionary expenses were generally at or lower than the same period in 2009.

The Other expense category totaled $5,056,462 which is an increase of $1,363,760 or 36.9% from the 2009 level of $3,693,702.  The write off of the previously discussed intangible assets of $935,000 accounts for the majority of the increase.  Expenses for other real estate and legal fees (primarily for collections, loan resolutions and related litigation) showed increases of $133,719 and $88,531 for a total of $222,250.  FDIC expenses were higher by $137,372.  Data processing expenses primarily related to hardware and software maintenance increased by $79,000 as compared to the same period in 2009.

Income Tax Benefits

Losses before taxes for the first nine months of 2010 were $2,302,473 as compared to a loss of $2,887,812 in the same period of 2009.  Income tax benefits for the first nine months of 2010 were $1,176,309 compared to $1,413,600 for the same period in 2009.

Index

Three Months Ended September 30, 2010 and 2009, Compared

Summary

Net losses for the three months ended September 30, 2010 were $1,627,322, an increase from the losses of $679,388 that were recorded in the same period in 2009.  Net losses available to common shareholders were $1,798,248 in 2010 compared to losses of $823,648 in the 2009 period, both after recording the payment of the dividend on preferred shares of $154,500 in 2010 and $128,750 in 2009 and the associated amortization of warrants related to the Corporation's participation in the Capital Purchase Program.  The specifics of the changes are discussed in detail below.

Net Interest Income

Net interest income was $3,674,573 during the third quarter of 2010, an increase of $250,838 or 7.3% from the level experienced during the same period in 2009.

Total interest income decreased $346,490 (6.7%) in the third quarter of 2010.  The reduction in interest income is primarily the result of a change in the mix of earning assets.  During the quarter, loan demand was weak and loans decreased by an average $6.7 million.  These funds were redeployed into lower yielding, short term deposits.  Additionally, as discussed above, the Corporation restructured its investment portfolio to reduce its interest rate sensitivity.  This resulted in the securities gains and the reinvestment of the funds at the current, lower yield levels. The effect of both of these changed the mix of earning assets and lowered the yield to 4.43% from the 4.76% earned in the 2009 period.  The yield received on loans was slightly higher at 5.69% for the 2010 period as compared to 5.60% for the same period in 2009.  In both periods, non-accrual loans were elevated and this served to reduce the effective yield.  The level of non accruals at September 30, 2010 was $17,931,257 compared to $18,612,640 at September 30, 2009.

The decline in interest income was more than offset by the reduction in interest expense of $597,328 or 34.5%.  Interest bearing liabilities decreased by an average of $14 million for the third quarter of 2010 compared to the same period in 2009 because of the reduction in balances from the two temporary transactions that were discussed in detail during 2009.  Additionally, the rate paid on interest bearing liabilities was lower at 1.52% in 2010 vs. 2.22% in 2009, a reduction of 0.70%.

Provision for Loan Losses

The provision for loan losses totaled $3,100,000 for the third quarter of 2010 as compared to $1,900,000 for the same period in 2009.  For further discussion of this account see Allowance for Loan Losses below.

Index

Noninterest Income

Total noninterest income increased $563,421 or 47.6% for the third quarter of 2010, primarily as the result of gains from the sale of securities of $827,221 as compared to $3,250 in 2009. (The transactions are discussed more fully in Investment Securities, below.)  If these gains were ignored, non interest income decreased $263,800.

Revenue from service charges and fees on deposit accounts decreased by $88,235 (9.6%) and fees earned from the origination of mortgage loans increased by $73,465 (186.9%).

Other noninterest income in the third quarter of 2010 was lower by $245,780 compared to the third quarter of 2009 and is shown as a loss of $25,613.  Sales and write downs of ORE properties resulted in a loss of $176,965.  Fees from securities brokerage activities were lower by $24,850.  Additionally, the Corporation received revenue of $35,000 from miscellaneous fees in 2009 which were not repeated in 2010.

Noninterest Expense

Total noninterest expense increased $1,072,781, or 27.0%, in the third quarter of 2010 compared to the same quarter of 2009 primarily as the result of increases in non-discretionary items.

Salaries and Benefits were higher by $50,549 as the result of increased cost of group health insurance ($23,989) and the replacement of unfilled positions.

Occupancy expense was lower by $55,494 on lower depreciation and repairs expense, which were reduced by $33,903 and $21,366 respectively.

Other noninterest expenses were $2,319,109 which was higher by $1,077,728.  The largest contributor to the increase was the write off of $935,000 representing the intangible asset associated with the Corporation's branching into the Florida market and an internet domain name (see Intangible Assets).  FDIC expenses were higher by $88,923.   Items that represent discretionary expenses were slightly higher with the same quarter in 2009.  Marketing expenses were $16,513 higher than the low level of the 2009 quarter as the Corporation hosted an event for its agricultural customers.  (For the year, advertising increased by $3,822 over the 2009 period.)

Income Tax Benefits

Losses before taxes for the third quarter of 2010 were $2,726,322 as compared to losses of $1,267,800 in the third quarter of 2009.  Income tax benefits for the third quarter of 2010 were $1,099,000 compared to $588,412 for the same period in 2009.

Financial Condition and Liquidity

Total assets on September 30, 2010 were $482,061,690, an increase of $25,079,284 or 5.5% from December 31, 2009.  Total deposits increased by $26.2 million or 6.5% while loans decreased by $2.4 million.  Total equity (common and preferred) decreased by $1,302,846, as compared to December 31, 2009, to $37 million at September 30, 2010.  The increase in assets and deposits is primarily the result of a customer placing a large amount into a non-interest bearing demand deposit account.  The increase in deposits from this customer was approximately $35 million.  This transaction is viewed to be temporary in nature and the Corporation is investing the funds at the Federal Reserve to provide a safe and liquid investment pending the final disposition of the funds by the customer.  The customer plans to lower the amount held for deposit by investing the funds until they are needed.

Index

The Corporation continues to take steps to maintain a strong liquidity position that is designed to provide sufficient availability of funds to meet planned needs.  This liquidity position has been held at a higher than historical level because of the current economic uncertainty.  The ratio of total loans to deposits on September 30, 2010 was 64.7% as compared to 70.0% on December 31, 2009.  The decline is the result of the decrease in loans and the increase in deposits discussed above.  As economic conditions improve and the market for bank funding becomes more functional, the maintaining of the unusually high level of liquidity will be reviewed.

Cash and Cash Equivalents

Cash and cash equivalents were $79,505,344 as of September 30, 2010, an increase of $24,837,223, or by 45.4%, from December 31, 2009. The increase is primarily the result of the increased deposits from the single customer discussed above and the reduced level of loans.

Investment Securities – Available for Sale

Investment securities available for sale increased $1,169,199, or 1.7%, compared to December 31, 2009 as maturing and called securities were reinvested in this category.  The structure and mix of these securities was altered by the restructuring of the portfolio that was discussed above.  The Corporation initiated the restructuring of the investment portfolio after review, in the third quarter of 2010, of its position relative to interest rate risk.  This review showed that the Corporation was exposed at levels greater than desired to changes in interest rates or a prolonged period of low interest rates.  Additionally, the review showed a reduced need for tax advantaged revenue in the near term.  In response to these findings, the Corporation initiated the sale of shorter term, tax free and taxable securities and the redeployment of the proceeds from the sale into longer term, US Treasury and Agency securities with fixed maturity dates.  The net effect of the transaction was to reduce tax advantaged revenue, improve portfolio quality, extend the average life of the portfolio by 2.5 years and reduce the Corporations sensitivity to interest rates or a prolonged period of low interest rates.

Investment Securities – Held to Maturity

Investment securities held to maturity increased $1,653,632, or 10.6%.  Securities designated as held to maturity are not liquid or subject to sale.  The Corporation reviews the limits and target levels on this category regularly based on liquidity needs.  In the portfolio restructure, a portion of the proceeds from the sales were reinvested and designated as held-to-maturity.  This will help lessen any negative impact on capital when interest rates rise.

Index

Loans

Gross loans decreased by $4,315,740 or 1.5% at September 30, 2010, from December 31, 2009.  The decrease is concentrated in real estate construction (a reduction of $11.8 million) and commercial lending (a reduction of $8.1 million), with increases in agricultural (increase of $10.7 million), residential ($3.7) and loans to states and municipalities (increase of $1.2 million) offsetting the decrease.  The Bank continues to seek loans to quality borrowers.

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

During 2009, the reserves of the Bank were strengthened substantially.  The ratio of reserves to loans at year end, 2009 was 2.62%, an increase from the level at year end, 2008 of 1.28%.  At the end of the third quarter of 2010, a reserve level of $5,515,201 was considered to be appropriate.  This is equivalent to 1.98% of gross loans.  Net charged-off loans for the first nine months of 2010 were $6,058,308 or 2.86% on an annualized basis, as compared to $2,665,624 or 1.25% on an annualized basis for the same period in 2009.  The majority of the amounts charged off in the third quarter of 2010 were provided for in prior periods with additional amounts charged off to reflect current valuation estimates.

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

The effects of the Gulf Oil Spill on the loan portfolio and land values are difficult to separate from the effects of the general economic downturn.  The Oil Spill effects are seen to be focused on the coastal area and in the tourism industry.  Additionally, other businesses that service this area or industry are being indirectly impacted.  These direct and indirect impacts are difficult to separate from the general economy.  The Bank is continuing the assessments of this event.

Index

The following is a summary of information pertaining to the identified classifications of impaired and past due loans:

	As of the nine months ended
	September 30,
	2010	2009

Impaired loans with a valuation allowance	$14,503,698	$16,830,865
Impaired loans without a valuation allowance	24,504,000	3,852,298
Total impaired loans	$39,007,698	$20,683,163
Valuation allowance related to impaired loans	$2,084,765	$3,218,044
Total nonaccrual loans	17,931,257	18,612,640
Total loans past due ninety days or more and still accruing	-	36,102
Troubled debt restructured loans	905,891	2,164,521

Index

Non-performing Assets: The following table sets forth the Bank's non-performing assets at September 30, 2010 and December 31, 2009. Under the Bank's nonaccrual policy, a loan is placed on nonaccrual status when collectibility of principal and interest is in doubt.

		September 30, 2010	December 31, 2009
		(Dollars in Thousands)
	Description

A	Loans accounted for on a nonaccrual basis	$17,931	$18,993

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	23	210

C	Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	906	1,657

D	Other non-performing assets	9,176	7,611

	Total	$28,036	$28,471

Premises and Equipment

Premises and equipment decreased $813,952, or 4.6%, during the first nine months of 2010.  This reduction is primarily attributable to the assets being depreciated with little additional capital spending to counter the reduction.

Intangible Assets

As of September 30, 2010 and December 31, 2009, the Corporation had recorded $0 and $934,763 in intangible assets respectively.

As discussed in the Corporation's June, 2010 10-Q filing, the Intangible asset related to the Bank's Florida expansion was under review as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This act, among other provisions, granted banks the right to branch across state lines.  The Corporation has completed its review and as the result of this legislation, the Corporation has made a non-cash charge of $917,000 to earnings for the value of the Intangible.  In addition, the value associated with the acquisition of an internet domain name of $18,000 was also written off in the period.

Index

Deposits

Total deposits increased $26,159,318, or 6.5%, at September 30, 2010 from December 31, 2009, including increases of $29,558,960 in non-interest bearing deposits offset by decreases of $3,399,642 in interest bearing deposits.  As discussed earlier, the increase in the non-interest bearing deposits is primarily the result of a single customer temporarily depositing funds with the Corporation pending use of the funds in the customer's operations.

Liquidity

One of the Corporation's goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds.  Management believes that the Corporation's traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Corporation's liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank.  In the current economy, these sources are not as reliable as in more normal times.  The Corporation has chosen to maintain on balance sheet sources of liquidity such as deposits at the Federal Reserve, federal funds sold and liquid short term investments at higher than historical levels to assure an adequate source of liquid funding.  This strategy has depressed the net interest margin as these short term; highly liquid assets have lower yields than loans or longer term, less liquid assets.  Should the Corporation's traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation's net interest margin could be further impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation's liquidity at September 30, 2010 is considered appropriate by management.

Capital Adequacy

On September 3, 2010, the Corporation completed the exchange of its $10,300,000 of preferred shares issued under the CPP Program for a like amount of preferred shares issued under the Community Development Capital Initiative (CDCI).  These shares carry essentially the same terms as the CPP shares but have the following differences.  The initial dividend rate is set at 2% for the CDCI shares versus the 5% for the CPP shares.  The three percentage point difference results in a decrease in preferred dividends owed by the Corporation of approximately $309,000 annually.  In both share programs, the initial dividend rate is replaced after a period by a 9% dividend rate.  In the CDCI program, the initial period is longer than the CPP program and under the CDCI the dividend will not increase until 2018 versus the change in 2013 under the CPP program.

Total stockholders' equity on September 30, 2010, was $36,260,958, a decrease of $1,302,846, from December 31, 2009.  This decrease is primarily a combination of current period losses of $1,586,743, the increase of accumulated other comprehensive income net of tax of $216,565, and the payment of preferred stock dividends of $412,000 related to the U.S. Treasury's Capital Purchase Program as described in the footnotes to the audited financial statements accompanying the Corporation's Form 10-K for the year ended December 31, 2009.

Index

The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At September 30, 2010, trust preferred securities included in Tier 1 capital totaled $10 million.

Federal and State of Alabama Regulators have established quantitative measures to ensure capital adequacy requiring the Corporation and its Bank to maintain minimum capital levels.  The primary target capital ratio is the maintenance of the Tier I Leverage Ratio by the Bank at or above 8.50% of average assets during any quarter.  In its "Call Report" filed as of September 30, 2010, the Bank reported a Tier I Leverage Ratio of 8.45% of average assets for the third quarter.  The ratio has been increased above the 8.50% target level subsequent to September 30, 2010.  The payment of dividends has a direct impact on capital adequacy and is subject to approval by the Federal and State of Alabama Regulators.

As of September 30, 2010, the most recent notification from the appropriate regulatory agencies categorized the Bank as "adequately capitalized" under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank's category.

Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

	September 30, 2010	Well Capitalized Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	14.68%	N/A
Tier 1 risk-based capital	13.42	N/A
Leverage Ratio	8.47	N/A

United Bank
Total risk-based capital	14.65%	10.00%
Tier 1 risk-based capital	13.39	6.00
Leverage ratio	8.45	5.00

Based on management's projections, existing regulatory capital should be sufficient to satisfy capital requirements in the foreseeable future for existing operations.  Although the Bank has suspended further immediate expansion plans, continued growth into new markets may require the

Index

Corporation to further access external funding sources.  There can be no assurance that such funding sources will be available to the Corporation.

Off Balance Sheet items

The Bank is a party to financial obligations with off-balance sheet risk in the normal course of business.  The financial obligations include commitments to extend credit and standby letters of credit issued to customers.

The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

September 30, 2010

Commitments to extend credit	$26,987,272
Standby letters of credit	1,361,922

Index

Item 4T.  Controls and Procedures

Based on evaluation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report, the principal executive officer and the principal financial officer of the Corporation have concluded that as of such date the Corporation's disclosure controls and procedures were effective to ensure that information the Corporation is required to disclose in its filings under  the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports that it files under the Exchange Act is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Index

PART II -- OTHER INFORMATION

Item  1A.   Risk Factors

In addition to the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, there is a possibility that the FDIC would make additional assessments to replenish the deposit insurance fund.  Such an assessment would have a negative impact on the earnings of the Corporation.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was signed into law.  It provides for a broad range of financial reform and will result in a number of new regulations that could significantly impact regulatory compliance costs and the operations of community banks.  The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at publicly-traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated.  These provisions, or other aspects of the Act, or regulations that are adopted and implemented pursuant to the Act, may impact the profitability of the Bank's business activities or change certain of the Bank's business practices, including the Bank's ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Corporation to additional costs, including increased compliance costs.  These changes also may require the Corporation to invest significant management attention and resources to make any necessary changes to the Corporation's operations in order to comply, and could therefore also adversely affect the Corporation's business, financial condition, and results of operations.

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

Date: November 12, 2010

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