Form 10-K
period 2010-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2011-03-29
CIK 704561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File No. 000-25917
December 31, 2010

UNITED BANCORPORATION OF ALABAMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	63-0833573
(State or other jurisdiction of	(I.R.S.Employer Identification No.)
incorporation or organization)

P.O. Drawer 8, Atmore, Alabama  36504
(Address of principal executive offices)

Registrant's telephone number, including area code: (251) 446-6000

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, Par Value $.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No  ☒

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
Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 29, 2011 was $28,745,724 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 29, 2011
Class A $.01		2,325,162	Shares*
Class B. $.01		0	Shares

*Excludes 63,965 shares held as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

United Bancorporation of Alabama, Inc. and United Bank
United Bancorporation of Alabama, Inc. (the "Corporation") is a one-bank, bank holding company, with headquarters in Atmore, Alabama.  The Corporation was incorporated under the laws of Delaware on March 8, 1982 for the purpose of acquiring all of the issued and outstanding capital stock of The Bank of Atmore, Atmore, Alabama ("Atmore") and Peoples Bank, Frisco City, Alabama ("Peoples").  Atmore was merged into United Bank of Atmore, a wholly-owned subsidiary of the Corporation, and Peoples was merged into United Bank of Frisco City ("Frisco City"), also a wholly-owned subsidiary of the Corporation, in late 1982.  Effective March 30, 1984, Frisco City merged into United Bank of Atmore, which had previously changed its name to simply "United Bank."

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

Employees - The Corporation and its subsidiary had approximately 180 full-time equivalent employees at December 31, 2010.  All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation.  The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

Supervision, Regulation and Government Policy – The following discussion of Supervision, Regulation and Government Policy should be read in conjunction with the discussion of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) below.  Bank holding companies, banks and many of their non-bank affiliates are extensively regulated under both federal and state law.  The following brief summary of certain statutes, rules and regulations affecting the Corporation and the Bank is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the Corporation's business.  Any change in applicable law or regulations could have a material effect on the business of the Corporation and its subsidiary.  Supervision, regulation and examination of banks by bank regulatory agencies are intended primarily for the protection of depositors rather than holders of corporation common stock.

The Corporation is registered as a bank holding company (“BHC”) with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), having determined that continued registration as a financial holding company (“FHC”) was unnecessary in light of the Corporation’s current and anticipated operations.  As such, the Corporation is subject to the supervision, examination, and reporting requirements in the BHC Act and the regulations of the Federal Reserve. See discussion of the Gramm-Leach-Bliley Financial Services Modernization Act below.

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

The Bank is a state bank, subject to state banking laws and regulation, supervision and regular examination by the Alabama State Department of Banking (the "Department"), and as a member of the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation (the "FDIC"), is also subject to FDIC regulation and examination. The Bank is not a member of the Federal Reserve System.  Areas subject to federal and state regulation include dividend payments, reserves, investments, loans, interest rates, mergers and acquisitions, issuance of securities, borrowings, establishment of branches and other aspects of operation, including compliance with truth-in-lending and usury laws, and regulators have the right to prevent the development or continuance of unsafe or unsound banking practices regardless of whether the practice is specifically proscribed or otherwise violates law.

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

When the Corporation received a capital investment from the United States Department of the Treasury (“the Treasury”) under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on December 23, 2008 (see Note 9 to the Consolidated Financial Statements), the Corporation became subject to additional limitations on the payment of dividends.  These limitations require, among other things, that (i) all dividends related to the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common stock dividends for three years following the Treasury's investment, unless Treasury’s investment is redeemed prior thereto. On September 3, 2010, as part of the Community Development Capital Initiative (“CDCI”) established by the Treasury, the Corporation exchanged the preferred shares issued to the Treasury on December 23, 2008 pursuant to the Corporation’s participation in the TARP Capital Purchase Program for preferred shares issued pursuant to the CDCI.  The limitations under the TARP Capital Purchase Program described above remain in effect under the CDCI.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") recapitalized the Bank Insurance Fund (“BIF”) and included numerous revised statutory provisions.  FDICIA established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized”, “undercapitalized",  "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies.  At December 31, 2010, the Bank was "adequately capitalized" and was not subject to restrictions imposed for failure to satisfy applicable capital requirements.  BIF premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

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

Through the Troubled Asset Relief Program (the “TARP”), the Treasury has the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions. On October 14, 2008, the Treasury announced it would use up to $350 billion of these funds to purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”). As such, the CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation applied for and received $10.3 million in the CPP.

As a participant in the CPP and subsequently the CDCI programs, the Corporation is subject to compensation and corporate governance standards and restrictions under applicable legislation and Treasury regulations, which include but are not limited to (1) restrictions on bonus, incentive and retention awards, (2) a prohibition on severance and change-in-control payments to the Corporation’s executive officers and next five most highly-compensated employees, (3) ensuring that the Corporation’s compensation programs do not encourage unnecessary and excessive risks, (4) requiring the recovery or “clawback” of any incentive compensation paid to the Corporation’s executive officers and next 20 most highly-compensated employees if it is later determined that such payments were based on materially inaccurate financial or other performance criteria, (5) a prohibition on tax gross-ups paid to the Corporation’s executive officers and next 20 most highly-compensated employees (6) adoption of an excessive or luxury expenditures policy, and (7) certifications as to various matters by the Corporation’s CEO and CFO.

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the "Incentive Compensation Proposal") intended to ensure that incentive compensation policies of banking organizations don't undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangement should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations were instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation. These reviews aretailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization  if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act  into law. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council (“Council”), the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that may affect the Corporation.

•
The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extended until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDIC Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base would no longer be the institution’s deposit base, but would become its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act changed the minimum designated reserve ratio of the DIF.  The minimum reserve ratio increased from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by the Bank.

•
The Dodd-Frank Act authorized the establishment of the Consumer Financial Protection Bureau (“the CFPB”), which was given the power to issue rules governing all financial institutions that offer financial services and products to consumers. The CFPB was also given the authority to monitor markets for consumer financial products to ensure that consumers would be protected from abusive practices. Financial institutions expect to be subject to increased compliance and enforcement costs associated with regulations established by the CFPB.

•
The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that may affect most U.S. registered companies. The Dodd-Frank Act (1) granted stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhanced independence requirements for compensation committee members; (3) required companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; (4) provided the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials; (5) prohibited uninstructed broker votes on election of directors, executive compensation matters (including say on pay advisory votes), and other significant matters, and (6) required disclosure on board leadership structure

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Corporation is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect the Corporation. These changes may also require the Corporation to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the results of operations and financial condition of the Corporation.

In 2010 the Treasury initiated the CDCI Program for bank holding companies, savings and loan holding companies and stand alone thrifts and banks that have been certified by the Treasury as Community Development Financial Institutions (“CDFI”).   To be certified as a CDFI, a financial institution must demonstrate that it serves an eligible target market and that at least 60% of its activities are directed to that target market.  A target market may consist of one or more of the following: i) an investment area, ii) a low income targeted population, or iii) another targeted population.  An example of an investment area would be a state, county, census tract, etc. that has at least one of the following: i) a population poverty rate of at least 20%, ii) for a metropolitan area, an unemployment rate at least 1.5 times the national average, iii) a median family income at or below 80% of  the metropolitan area’s or national metropolitan family income, iv) for counties outside of a metropolitan area, a county population loss during the period between the two most recent decennial censuses, or v) for counties outside of a metropolitan area, net migration loss during the 5-year period preceding the most recent decennial census of at least 5%.  A qualifying financial institution may be eligible to apply for a CDCI capital investment of up to 5% of its total risk weighted assets (less any outstanding amount of CPP funding).  If a financial institution has existing CPP funding, it may exchange that funding for CDCI funding.  CDCI funding is in the form of preferred stock which will receive tier 1 capital treatment.  The initial dividend rate is 2% and will increase to 9% after eight years.  No additional warrants will be required.  The financial institution will continue to be subject to the executive compensation restrictions of the TARP.  In 2010 the Corporation applied for certification and was certified as a CDFI.  As discussed above, the Treasury exchanged its CPP preferred shares for CDCI preferred shares in September of 2010.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Bank’s business may be affected by any new regulation or statute

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2010, 2009 and 2008.  Averages referred to in the following statistical information are generally average daily balances.

Analysis of Net Interest Earnings:  The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities (dollars in thousands).

	Average Balance	Interest Income Expense	Average Rates Earned Paid
2010
Loans, net (1)	$278,792	$16,581	5.98%
Taxable securities	67,354	1,692	2.51%
Tax exempt securities (2)	18,463	741	5.90%
Federal funds sold and repurchase agreements	74	1	0.19%
Interest-bearing deposits with other financial institutions	61,910	156	0.25%
Total interest-earning assets	$426,593	$19,171	4.60%

Saving deposits and demand deposits interest-bearing	$99,398	$534	0.54%
Time deposits	184,045	3,914	2.13%
Other borrowed funds	12,206	289	2.35%
Total interest-bearing liabilities	$295,649	$4,737	1.60%
Net interest income/net yield on interest earning assets		$14,434	3.47%

	Average Balance	Interest Income Expense	Average Rates Earned Paid
2009
Loans, net (1)	$286,548	$17,014	5.96%
Taxable securities	65,760	2,284	3.47%
Tax exempt securities (2)	30,579	1,232	6.10%
Federal funds sold and repurchase agreements	14,141	39	0.28%
Interest-bearing deposits with other financial institutions	38,594	208	0.54%
Total interest-earning assets	$435,622	$20,777	4.93%

Saving deposits and demand deposits interest-bearing	$106,441	$703	0.66%
Time deposits	196,591	6,067	3.09%
Repurchase agreements	5	-	0.00%
Other borrowed funds	12,210	359	2.94%
Total interest-bearing liabilities	$315,247	$7,129	2.26%
Net interest income/net yield on interest earning assets		$13,648	3.28%

	Average Balance	Interest Income Expense	Average Rates Earned Paid
2008
Loans, net (1)	$287,491	$19,557	6.80%
Taxable securities	84,813	3,062	3.61%
Tax exempt securities (2)	33,903	1,360	6.08%
Federal funds sold and repurchase agreements	9,204	179	1.94%
Interest-bearing deposits with other financial institutions	14,766	343	2.32%
Total interest-earning assets	$430,177	$24,501	5.86%

Saving deposits and demand deposits interest-bearing	$99,969	$1,429	1.43%
Time deposits	194,524	7,944	4.08%
Repurchase agreements	68,257	834	1.22%
Other borrowed funds	12,648	672	5.31%
Total interest-bearing liabilities	$375,398	$10,879	2.90%
Net interest income/net yield on interest earning assets		$13,622	3.33%

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2010, 2009, and 2008

Analysis of Changes in Interest Income and Interest Expense:  The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)

Average Balances			Interest Income Expense			Variance as to
2010	2009		2010	2009	Variance	Rate	Volume
$278,792	$286,548	Loans (Net)	$16,581	$17,014	$(433)	$133	$(566)
67,354	65,760	Taxable Securities AFS (1)	1,692	2,284	(592)	(361)	(231)
18,463	30,579	Tax Exempt Securities AFS (2)	741	1,232	(491)	(4)	(487)
74	14,141	Fed Funds Sold	1	39	(38)	(10)	(28)
61,910	38,594	Interest Bearing Deposits	156	208	(52)	(143)	91
$426,593	$435,622	Total Earning Assets	$19,171	$20,777	$(1,606)	$(385)	$(1,221)

		Savings and Interest Bearing
$99,398	$106,441	Demand Deposits	$534	$703	$(169)	$(115)	$(54)
184,045	196,591	Time Deposits	3,914	6,067	(2,153)	(1,866)	(287)
-	5	Repurchase Agreements	-	-	-	-	-
12,206	12,210	Other Borrowed Funds	289	359	(70)	(60)	(10)
$295,649	$315,247	Total Interest Bearing Liabilities	$4,737	$7,129	$(2,392)	$(2,041)	$(351)

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2010 and 2009.

Analysis of Changes in Interest Income and Interest Expense - The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)

Average Balances			Interest Income Expense			Variance as to
2009	2008		2009	2008	Variance	Rate	Volume
$286,548	$287,491	Loans (Net)	$17,014	$19,557	$(2,543)	$(219)	$(2,324)
65,760	84,813	Taxable Securities AFS (1)	2,284	3,062	(778)	(801)	23
30,579	33,903	Tax Exempt Securities AFS (2)	1,232	1,360	(128)	(137)	9
14,141	9,204	Fed Funds Sold	39	179	(140)	59	(199)
38,594	14,766	Interest Bearing Deposits	208	343	(135)	281	(416)
$435,622	$430,177	Total Earning Assets	$20,777	$24,501	$(3,724)	$(817)	$(2,907)

		Savings and Interest Bearing
$106,441	$99,969	Demand Deposits	$703	$1,429	$(726)	$56	$(782)
196,591	194,524	Time Deposits	6,067	7,944	(1,877)	764	(2,641)
5	68,257	Repurchase Agreements	-	834	(834)	(416)	(418)
12,210	12,648	Other Borrowed Funds	359	672	(313)	3	(316)
$315,247	$375,398	Total Interest Bearing Liabilities	$7,129	$10,879	$(3,750)	$407	$(4,157)

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2009 and 2008.

Investments - The investment policy of United Bank provides that funds not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure.  The Bank has identified that it will maintain a core investment portfolio, not needed to meet liquidity requirements, which will be accounted for as Held-to Maturity and, under this accounting, will reduce the volatility of total capital.  The Bank will establish limits as to the holdings in this portfolio.  At the time of purchase, the Bank designates whether a particular security will be accounted for as Held-to-Maturity or Available-for-Sale. The ratio of total loans to deposits as of December 31, 2010 was 62.77%.  Growth in the loan portfolio is impacted by among other things, general economic conditions, the ability to accurately determine the current and future value of collateral and the availability of loans meeting the Bank's credit quality standards. Management expects that funding for any growth in the loan portfolio would come from deposit growth and reallocation of liquid funds or maturing investments.

Securities Portfolio - The Bank's investment policy, as approved by the Board of Directors, dictates approved types of securities and the conditions under which they may be held.  Attention is paid to the maturity and risks associated with each investment.  The distribution reflected in the tables below could vary with economic conditions, which could shorten or lengthen maturities.  Management believes the level of credit and interest rate risks inherent in the securities portfolio is low.

The following table sets forth the distribution of contractual maturities of investment securities available for sale and their associated yields:

  Maturity Distribution of Investment Securities Available for Sale
December 31, 2010, 2009, and 2008
(Dollars in Thousands)

	2010		2009		2008

U.S. Treasury securities
Within one year	$4,036	0.98%	$-	0.00%	$-	0.00%
1-5 years	11,238	1.24%	3,027	1.06%	-	0.00%
5-10 years	3,955	2.04%	-	0.00%	-	0.00%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$19,229	1.35%	$3,027	1.06%	$-	0.00%

US Government sponsored agencies
Within one year	$-	0.00%	$-	0.00%	$16,520	0.99%
1-5 years	18,377	2.24%	24,997	3.12%	7,662	4.63%
5-10 years	16,791	2.73%	11,472	3.93%	15,371	5.35%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$35,168	2.47%	$36,469	3.37%	$39,553	3.39%

Mortgage Backed Securities
Within one year	$-	0.00%	$-	0.00%	$170	3.23%
1-5 years	-	0.00%	-	0.00%	4,302	3.93%
5-10 years	-	0.00%	-	0.00%	1,519	4.57%
After 10 years	5,038	3.74%	-	0.00%	6,860	4.57%
Total	$5,038	3.74%	$-	0.00%	$12,851	4.35%

State & Municipal (1)
Within one year	$152	3.38%	$1,499	3.98%	$1,460	3.51%
1-5 years	768	4.11%	6,727	3.86%	7,063	3.88%
5-10 years	2,485	3.94%	11,275	4.03%	13,118	4.08%
After 10 years	5,962	4.04%	9,213	4.16%	11,481	4.03%
Total	$9,367	4.01%	$28,714	4.03%	$33,122	3.99%

Equity Securities
Within one year	$7	1.00%	$3	1.00%	$-	0.00%
Total	$7	1.00%	$3	1.00%	$-	0.00%
Totals	$68,809	2.19%	$68,213	3.55%	$85,526	4.52%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2010, 2009 and 2008.

The following table sets forth the distribution of maturities of investment securities held to maturity as of December 31, 2010, 2009 and 2008, respectively, and their associated yields:

  Maturity Distribution of Investment Securities Held to Maturity
December 31, 2010, 2009 and 2008
(Dollars in Thousands)

	2010		2009		2008
US Government sponsored agencies
Within one year	$-	0.00%	$-	0.00%	$-	0.00%
1-5 years	7,469	2.28%	6,025	2.97%	3,050	4.34%
5-10 years	9,834	2.53%	9,399	3.52%	3,000	4.48%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$17,303	2.42%	$15,424	3.31%	$6,050	4.41%

Other domestic debt securities
Within one year	$-	0.00%	$235	5.25%	$-	0.00%
1-5 years	-	0.00%	-	0.00%	500	5.25%
5-10 years	-	0.00%	-	0.00%	-	0.00%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$-	0.00%	$235	5.25%	$500	5.25%

Totals	$17,303	2.42%	$15,659	3.33%	$6,550	4.47%

Relative Lending Risk - United Bank serves both rural and suburban markets.  The rural market is composed primarily of lower to middle income families.  The rural market economy is heavily influenced by timber and agricultural production.  The suburban market is faster growing, more commercial and is composed of a higher income mix than the rural market.  The Bank's loan portfolio mix is reflective of these markets.  As of December 31, 2010, the Bank's ratio of loans to assets of 54.93% was lower than its peer banks serving similar markets (65.78%).

The risks associated with the Bank's lending are primarily 1) credit risks from economic conditions and concentrations of a loans secured by particular types of collateral or in a particular geographic area and 2) interest rate risk.

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

One component of the management of interest rate risk regards the maturity distribution of the loan portfolio and method of pricing.  The Bank's loan maturity distribution reflects 39.5% of the portfolio maturing in one year or less.  In addition, 32.61% of all loans float with an interest rate index.  The maturity distribution and floating rate loans are a component of interest rate risk management that helps protect the Bank from unexpected interest rate fluctuations.

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

The average size loan in the loan portfolio at December 31, 2010 was $60,750, a decrease of $2,104 from the 2009 level of $62,854.

LOAN PORTFOLIO MATURITIES

Maturities and loan re-pricing indices in the Corporation's loan portfolio are as follows:

Remaining Maturity
December 31, 2010
(Dollars in Thousands)

	One year or less	One - five years	After five years	Total
Real estate:
Construction, land developmnt, and other land loans	$21,405	$15,185	$236	$36,826
Farmland	10,694	18,058	1,518	30,270
1-4 family residential mortgage	12,425	39,207	6,711	58,343
Multifamily	1,022	864	1,196	3,082
Commercial	23,249	48,182	2,369	73,800
Agriculture	5,619	6,667	348	12,634
Commercial	14,530	14,399	484	29,413
Consumer	5,921	7,510	167	13,598
States and political subdivisions	1,553	819	1,363	3,735
Other loans	52	18		70

Totals	$96,470	$150,909	$14,392	$261,771

 Variable Rate Loans by Re-pricing Index
(Dollars in Thousands)

	Index

	Prime	LIBOR	Total

Real estate:
Construction, land developmnt, and other land loans	$19,885	$-	$19,885
Farmland	10,341	-	10,341
1-4 family residential mortgage	17,764	-	17,764
Multifamily	-	-	-
Commercial	14,592	2,915	17,507
Agriculture	4,420	-	4,420
Commercial	12,994	2,230	15,224
Consumer	100	-	100
States and political subdivisions	50	70	120
Other loans	1	-	1

Totals	$80,147	$5,215	$85,362

For additional information regarding interest rate sensitivity see INTEREST RATE RISK included in Item 1A below.

Impaired Loans - Management considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note's effective interest rate, or, if the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment.  Impaired loans are covered by the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance. Because of the severe economic downturn and the effect on borrowers’ ability to pay and collateral values, the Bank expanded the scope of its analysis of the loan portfolio beginning in 2009.  At December 31, 2010, the Bank identified 39 impaired loans (as defined by FASB ASC 310) aggregating $21,600,559, compared with 66 impaired loans aggregating $49,039,811 as of December 31, 2009.  Of the loans identified as impaired as of December 31, 2010, specific reserves in the amount of $2,275,207 were allocated.

Because of the severe economic downturn and the effect on borrowers’ ability to pay and collateral values, the Bank expanded the scope of its analysis of the loan portfolio during the fourth quarter of 2009.  As a result the amount of impaired loans increased from $20,683,163 as of September 30, 2009 to $49,039,811 as of December 31, 2009.  During the fourth quarter of 2010, $17,407,139 of impaired loans was removed from the impaired loan list due to improved financial performance throughout 2010.

Of the loans impaired as of December 31, 2009 approximately $4,179,000 was charged off against the allowance, $3,120,000 was foreclosed and recorded as ORE, and $3,600,000 was repaid.  The remainder was not considered impaired in the 2010 analysis.

Non-performing Assets - Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when the ability to collect the principal and interest is in doubt or when principal and interest is 90 days or more past due, unless, after analysis, it is determined that the interest is well secured and in the process of collection.  Credit cards continue to accrue interest.

The following table sets forth the Corporation's non-performing assets at December 31, 2010, 2009, and 2008 (dollars in thousands).

	Descriptions	2010	2009	2008

A	Loans accounted for on
	a nonaccrual basis	$17,545	$18,993	$14,700

B	Loans which are contractually
	past due ninety days or more
	as to interest or principal payments
	(excluding balances included in (A)
	above)	538	210	28

C	Loans, the terms of which have been
	renegotiated to provide a reduction
	or deferral of interest or principal
	because of a deterioration in the
	financial position of the borrower.	383	1,657	1,106

D	Other non-performing assets	10,164	7,611	5,524

	Total	$28,630	$28,471	$21,358

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $857,222, $968,048 and $862,019 for 2010, 2009, and 2008 respectively. All of the assets in (D) above at the end of 2010, 2009, and 2008 were other real estate owned (ORE).

There may be additional loans in the Bank's portfolio that may become classified or impaired as conditions continue to change.  Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations - On December 31, 2010, the Bank had $42,903,692 of agriculture related loans as compared to $43,957,653 and $47,599,289 in 2009 and 2008, respectively.  Real estate construction and 1-4 family residential mortgage loans were $36,825,855 and $58,342,993 respectively in 2010, $49,321,129 and $55,820,121 respectively in 2009 and $52,649,854 and $52,676,766 respectively in 2008.

Summary of Loan Loss Experience
(Dollars in Thousands)

	2010	2009	2008
Average amount of loans outstanding, net	$278,792	$286,548	$287,491

Reserve for loan losses:
Beginning balance	$7,435	$3,591	$3,981
Loans charged off:
Real estate:
Construction and land loans	(3,201)	(2,421)	(1,627)
Farmland	(11)	(26)	(1)
1-4 family residential mortgage	(778)	(512)	(68)
Multifamily	-	-	-
Commercial	(529)	(101)	(615)
Agriculture	(104)	(246)	(85)
Commercial	(2,055)	(1,047)	(179)
Consumer	(199)	(165)	(178)
States and political subdivisions	-	-	-
Other loans	(1)	(9)	(2)

Total Charged off	(6,878)	(4,527)	(2,755)
Recoveries:
Real estate:
Construction and land loans	11	3	18
Farmland	2	-	-
1-4 family residential mortgage	41	4	-
Multifamily	-	-	-
Commercial	-	-	1
Agriculture	18	46	-
Commercial	45	3	11
Consumer	26	46	31
States and political subdivisions	-	-	-
Other loans	2	1	4
Total Recoveries	145	103	65
Loans Charged off, net	(6,733)	(4,424)	(2,690)
Additions to the allowance charged to operations	4,438	8,268	2,300
Ending balance	$5,140	$7,435	$3,591

Net chage offs to average loans	2.42%	1.54%	0.94%

Of the approximately $6,878,000 of loans charged off in 2010, approximately $4,179,000 resulted from the resolution of loans identified as impaired at December 31, 2009.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount and trend of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions, the effect of lending policies and effectiveness of management and the current portfolio mix including concentrations.  The amount charged to the provision is that amount necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

The allowance for loan losses consists of two portions:  the impaired portion and the non-impaired portion.  The impaired portion is based on identified problem loans.  Specific loss estimate amounts are included in the allowance based on an evaluation of the individual credits.  Any loan categorized loss is charged off in the period which the loan is so categorized.

The non-impaired portion of the allowance is for probable inherent losses which exist as of the evaluation date even though they may not have been identified by the more objective processes for the impaired portion of the allowance.  This is due to the risk of error and inherent imprecision in the process.  This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations.  Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, experience of loan management, effects of lending policies and general economic environment in the Corporation's markets.  As mentioned above in Impaired Loans, the Bank responded to the severity of the economic downturn by expanding the scope of its analysis of the loan portfolio.

In the fourth quarter of 2010, the Corporation began to segment the loan portfolio by type of loan for analysis and to compute the needed reserve on non-impaired loans based on historical charge off performance for each segment.  This will result in more precise information on these segments.  This will also aid in identification of areas or segments requiring more attention.  The effect on the calculated level of the reserve will be in direct proportion to the loss rate and volume of those sectors with loss rate histories either higher or lower than the average loss rate for the portfolio as a whole.  In the case of the Corporation, balances outstanding on the segments with high loss rates, such as construction and land loans, have declined.  The change has resulted in the reduction of approximately $400,000 in the level of reserves needed for non-impaired loans.  In comparing the reserves not allocated to impaired loans as a percentage of total loans less impaired loans at December 31, 2010 and 2009, the percentage increased by 0.10% to 1.10% primarily because total loans declined by $21,575,000 between December 31, 2009 and December 31, 2010.

As of December 31, 2010, the allowance for loan losses allocated to impaired loans was approximately $2,275,000 and the amount allocated to non-impaired loans was approximately $2,865,000, or 1.10% of total loans less impaired loans.

As of December 31, 2009, the allowance for loan losses allocated to impaired loans was approximately $5,062,000 and the amount allocated to non-impaired loans was approximately $2,373,000, or 1.00% of total loans less impaired loans.

While the total allowance is described as consisting of a impaired and a non-impaired portion, these terms are primarily used to describe a process.  Both portions are available to support inherent losses in the loan portfolio.  Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable charges to income.  Management does, however, consider the allowance for loan losses to be appropriate for the reported periods.  The Corporation has allocated proportionately the non-impaired portion of the allowance to the individual loan categories for purposes of the loan loss allowance table below.

Management believes that the allowance for loan losses at December 31, 2010 is appropriate given past experience and the underlying strength of the loan portfolio.

The table below reflects an allocation of the allowance for the years ended December 31, 2010, 2009, and 2008.  The allocation represents an estimate for each category of loans based upon historical experience and management's judgment and impairment evaluation.

(Dollars In Thousands)

	Allowance			Percentage of Loans toTotal Loans
	2010	2009	2008	2010	2009	2008
Real estate:
Construction and land loans	$2,176	$1,893	$1,777	14.1%	17.4%	21.1%
Farmland	119	-	-	11.6%	10.7%	13.8%
1-4 family residential mortgage	576	629	64	22.3%	19.7%	21.1%
Multifamily	7	-	-	1.2%	1.5%	1.4%
Commercial	1,100	3,329	205	28.2%	21.6%	19.3%
Agriculture	201	466	569	4.8%	4.8%	4.8%
Commercial	772	975	844	11.2%	18.3%	10.9%
Consumer	178	144	132	5.2%	5.1%	6.4%
States and political subdivisions	9	-	-	1.5%	0.9%	1.2%
Other loans	2	-	-	0.0%	0.0%	0.0%
Totals	$5,140	$7,436	$3,591	100.0%	100.0%	100.0%

At December 31, 2010 the majority of the allowance for loan loss was allocated to construction and land loans and commercial real estate loans.  As discussed above, these loans were dealt with through charge off, foreclosure or collection during 2010.  After detailed analysis, the loans identified as impaired at December 31, 2010 and the related reserves were classified as indicated on the above table.

Delinquent Loan Policy - Installment loans are placed on nonaccrual when the loan is three payments past due. Single-date maturity notes are placed on nonaccrual status when such notes are delinquent for 90 days. Delinquent commercial loans are placed on nonaccrual status when the loan is 90 days past due or when it is determined that it is doubtful that the borrower has the capacity to pay interest.  After analysis and review, a loan that is 90 days past due may return to accrual status if collection of interest is well secured.  Exceptions may be made where there are extenuating circumstances, but any exception is subject to review by the Board of Directors of the Bank.

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

Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which is reviewed by the Special Assets Officer and the Special Assets Committee.  A recommendation is then made for approval by the CEO.  All charged off loans are reviewed by the Board of Directors of the Bank at the monthly board meeting.

DEPOSITS
(Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 2010, 2009, and 2008 by category.

	Deposits			Rate Paid
	2010	2009	2008	2010	2009	2008
Noninterest-bearing demand deposits	$142,311	$140,782	$63,234	0%	0%	0%

Interest - bearing
Demand	$79,376	$87,294	$82,357	0.62%	0.76%	1.68%
Savings	20,022	19,147	17,612	0.21%	0.20%	0.24%
Time	184,045	196,591	194,524	2.13%	2.94%	4.08%
	$283,443	$303,032	$294,493	1.57%	2.23%	3.18%

The following shows the amount of time deposits outstanding at December 31, 2010, classified by time remaining until maturity (in thousands).

	$100,000 or Greater Certificates of Deposit	Other Time Deposits
Maturity
Three months or less	$17,738	$23,972
Three to six months	18,460	28,368
Six to twelve months	19,605	27,179
Twelve months or more	15,991	23,192
Totals	$71,794	$102,711

The following table shows various amounts of repurchase agreements and other short term borrowings and their  respective rates.

(Dollars in Thousands)

	Maximum Outstanding at any month end	Average balance	Average interest rate	Ending balance	Average interest rate at year end

2010

Securities sold under
agreements to repurchase	$-	$5	0.00%	$-	0.00%

Other short term borrowings	$944	$540	0.00%	$944	0.00%

2009

Securities sold under
agreements to repurchase	$-	$5	0.00%	$-	0.00%

Other short term borrowings	$947	$379	0.00%	$624	0.00%

2008

Securities sold under
agreements to repurchase	$108,160	$68,257	1.22%	$1,861	0.00%

Other short term borrowings	$661	$663	1.59%	$496	0.19%

Return on Equity and Assets - The following table shows the percentage return on equity and assets, the dividend pay-out ratio, and the ratio or average equity to average assets of the Corporation for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008

Return on average assets	-0.28%	-0.91%	0.11%

Return on average equity	-2.36%	-10.97%	1.67%

Dividend pay-out ratio	0.00%	0.00%	125.00%

Ratio of average equity to average assets	7.46%	8.31%	7.35%

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

The Corporation is a participant in the Community Development Capital Initiative (CDCI) from the United States Treasury.  The Corporation was initially a participant in the Capital Purchase Program (CPP) of the United States Treasury.  Under this program, the Corporation sold to the Treasury, preferred shares and a warrant that is convertible into common stock of the Corporation. Should the common stock warrants be converted, the impact of the conversion would be a dilutive effect on the current shareholders and would result in an additional 107,193 shares being issued representing 4.49% of the 2,389,127 outstanding at December 31, 2010.  When the Corporation received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on December 23, 2008 (see Note 9 to the Consolidated Financial Statements), the Corporation became subject to additional limitations on the payment of dividends.  These limitations require, among other things, that (i) all dividends Related to the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury's investment. In 2010 the Corporation was certified as a Community Development Financial Institution and was then eligible to participate in the CDCI program.  In September of 2010, the CPP preferred shares were exchanged for CDCI preferred shares.  The only differences in the two programs are that the dividend rate on the CDCI preferred shares is 2% (a decrease from 5% for the CPP preferred shares) and the time period until the dividend rate increases to 9% was extended by five years.  Additionally, the Corporation must remain certified as a CDFI.  The other terms and restrictions of the TARP Program remain in place.

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

INTEREST RATE SENSITIVITY*
Interest Rate Sensitivity Analysis
Year Ended December 31, 2010
(Dollars in Thousands)

		Percent Change Interest Income/Expense
	Ending Balances as of 12/31/10	Down 200 Basis Points	Up 200 Basis Points
Earning Assets:
Cash & Short-term Investments	$80,966	-99.60%	809.37%
Investment securities, held to maturity	17,263	-1.61%	4.64%
Investment securities, available for sale	68,808	-4.32%	7.15%
Loans	256,631	-2.70%	15.91%
Total Assets	$423,668	-3.23%	18.12%

Interest Bearing Liabilities:
Interest Bearing Deposits	$99,846	-10.38%	78.78%
Certificates of Deposit less than $100,000	102,711	-12.35%	61.75%
Certificates of Deposit greater than $100,000	71,794	-11.37%	56.86%
Total Interest Bearing Deposits	274,351	-11.72%	62.41%

Federal funds sold & securities
purchased under agreement to resale	0	0.00%	0.00%
Federal Home Loan Bank borrowings	1,280	-3.12%	24.93%
Total Purchased Funds	1,280

Total Liabilities	$275,631	-11.52%	61.53%

Net Interest Income		-1.34%	8.24%

*Information pertains to the Bank only

As evidenced in the table, the Corporation is more interest rate sensitive in an increasing rate environment. A 200 basis point decline in prevailing market interest rates, such as the prime rate, would cause a 1.34% decline in net interest income; while a similar increase in interest rates would yield a 8.24% increase in net interest income.  The comparable sensitivities at the end of 2009 were a decline in net interest income of 6.87% in a 200 basis point decline and an increase of 10.21% in a similar increase of rates.  This effect is due to the Corporation’s mix of variable and fixed rate loans, investment portfolio, interest bearing deposits, and borrowed funds.  The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank's performance.

Credit Risk

As a lender, the Bank is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of the Bank. Adverse changes in the economy or business conditions, either nationally or in the Bank’s market areas, could increase credit related losses or related expenses and/or limit growth. Substantially all of the Bank’s loans are to businesses and individuals in a limited geographic area and any economic decline in this local market could impact the Bank adversely. The Bank makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause the Bank to increase the allowance in the future by increasing the provision for loan losses. The Bank has adopted credit policies which when combined with underwriting and credit monitoring procedures produce a process that management believes is appropriate to control these risks.  Such policies and procedures may not prevent unexpected losses that could have a material adverse affect on the Bank’s financial condition and/or results of operations. See “PROVISION FOR LOAN LOSSES” in Item 7 and “Summary of Loan Loss Experience” and “Allowance for Loan Losses” in Item 1.

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

Government Regulation and Supervision

The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Bank is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized.  In 2009 discussions with its principal regulators capital and other benchmarks were agreed upon, as well as reporting with respect to those benchmarks, and the Bank agreed consistent with its earlier determination to suspend cash dividends to preserve capital and to consult with the Alabama State Banking Department prior to the payment of any cash dividend.  The agreed upon benchmarks are consistent with those already established by the Bank. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Bank’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Bank to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers.  As a participant in the Treasury’s Community Development Capital Initiative, the Corporation is subject to potential additional regulations regarding executive compensation and any additional items as may be required in the future.  See “Supervision, Regulation and Government Policy” in Item 1.

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

Growth Strategy

The Bank completed its previously discussed planned expansion in 2008 with the completion of its Loxley, AL retail branch.  There can be no assurance that the Bank can expand its market presence or earning assets in its locations to the degree needed to overcome the added expense of operating the new locations.

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

Industry Conditions

After the large declines experienced in late 2008 and 2009, national economic activity began to recover slowly in 2010.  The pace of growth remains erratic but positive.  Real estate values have slowed their decline and in some markets have begun to stabilize.  Both residential and commercial real estate values, which have an effect on the value of collateral securing some bank loans, remains particularly weak with few transactions occurring.  The unemployment rate has improved, but remains high by historical standards.  In summary, the national economy appears to have stabilized and to be growing slowly.  The expectation is for low inflationary pressure over the next two years with constant but erratic growth. The unemployment rate, nationally, will be slow to decline, but will be consistently lower through time. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial services industry. In particular, the Corporation may face the following risks in connection with these events:

•
The Bank expects to face increased regulation of the industry, including the Dodd-Frank Act. Compliance with such regulations may increase the Bank’s costs and limit our ability to pursue business opportunities.

•
Regulatory changes have introduced price controls on products or services offered by the Bank.  There is no assurance that the maximum price allowed under such regulation will be in excess of the Bank’s cost of providing the product or service.

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

•
The Bank may be required to pay higher Federal Deposit Insurance Corporation premiums because of its performance or because market developments significantly deplete the DIF of the FDIC and reduce the ratio of reserves to insured deposits below the statutory requirement.

•	The ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

If the aforementioned current levels of market disruption and volatility continue or worsen, there can be no assurance that the Corporation will not experience an adverse effect on the Bank’s financial position and future earnings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Corporation's bank subsidiary operates seventeen full service branches and one loan production office housed in facilities either owned or leased.  The offices are located in Escambia, Baldwin and Monroe Counties in Alabama and Santa Rosa County in Florida.  All land, buildings and improvements held by the Corporation were transferred as a capital investment to the Bank during 2006.
Locations in Escambia County, Alabama include: Atmore (two full service banking locations) and Flomaton.
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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's authorized common shares consist of the following:

(1)
5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,389,127 shares are issued and 2,325,162 are outstanding and held by approximately 864 shareholders of record, as of March 29, 2011.

(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 29, 2011.

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

The Corporation declared no common stock cash dividends during 2010 or 2009.  The payment of dividends is subject to the earnings and financial condition of the Corporation and other relevant factors.  Dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. The payment of dividends is also subject to limitations related to the CDCI preferred stock investment by the Treasury.  Payment of future common stock cash dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors.  In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 17 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.

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

At December 31, 2010 the Corporation had $467,220,694 of total assets, compared to $456,982,406 at December 31, 2009.  Total deposits increased by $12,222,471 (3.02%) to $417,032,720, as compared to $404,810,249 at the end of 2009.

Loans at year end 2010 totaled $261,770,815, a decrease of $21,575,356 from the $283,346,171 recorded at December 31, 2009.  The allowance for loan losses decreased by $2,295,511, to $5,139,998 from $7,435,509.  The allowance coverage declined to 1.96% of total loans from 2.62% of total loans.  The reduction in both reserves and the coverage was primarily the result of the resolution and/or charge off of loans which were specifically reserved.

Other Real Estate owned (ORE) increased to $10,163,992 at year end, 2010 from $7,610,689 at the same time in 2009.  This was the result of the weakened economy and the foreclosing on several problem loans by the Bank as it continued efforts to resolve the problem credits.

The investment by the Corporation in premises and equipment at the end of 2010 was lower by $1,117,180 to $16,472,056 from $17,589,236 at the end of 2009.   The Corporation did not add to its branch network during the year and this reduced the need for new purchases of equipment.

Net interest income was $14,433,179 for the year ended December 31, 2010, as compared with $13,647,585 for the year ended December 31, 2009, an increase of 5.76%.  Net interest income for 2010 was higher than any year since 2006.  Nonaccrual loans continued to be a drag on interest revenue.  Net interest income increased in each quarter during 2010 over the prior quarter, primarily as the result of the continued lower interest rates paid on time deposits.  Net interest income is discussed in more detail below under Net Interest Income.

The severe economic recession that the country experienced beginning in 2008 moderated in 2010. The amount of charge offs of loans with previously identified problems continued with charge off amounts rising to $6,878,006 in 2010 from $4,526,727 in 2009.  During 2010, the level of loans declined to $261,770,815 at year end from $283,346,171 at year end 2009.  After analysis of the loan portfolio, the losses, and level of loans, the needed level of the allowance was calculated resulting in a provision for the year of   $4,438,000 in 2010.  This is a decrease from the $8,267,561 recorded in 2009.

Noninterest income totaled $5,367,619 for 2010 as compared to $4,683,596 in 2009, an increase of $684,023 or 14.60%. Service charges and fees on deposit accounts showed a decrease of $223,238. Regulatory overdraft restrictions were partially responsible, but lower usage of this product was a major contributor.  Gains recorded from disposition of investment portfolio securities were higher by $870,259 and origination fees on mortgage loans increased $198,204 in 2010.  Other non interest income was lower by $161,202 primarily as the result of losses and valuation adjustments to ORE properties of $175,908.

Noninterest expense totaled $17,304,088 for the year ended December 31, 2010, as compared to $17,321,206 for the year ended December 31, 2009, a decrease of $17,118 or 0.10%.  Salaries and benefits were higher by $99,487 to $8,617,345 (1.17%).  Occupancy expense was lower by $199,671 as the Corporation restricted the purchase of new equipment and facilities resulting in lower depreciation.  Other noninterest expense showed an increase of $83,066.  Expenses over which the Corporation could exercise some control; such as advertising, donations and supplies; were lower.  Included in the other expense category was a non-recurring, non-cash write-off of intangible assets in the amount of $938,000.

On a pre-tax basis, the Corporation reported a loss in 2010 of $1,941,290 as compared to the loss in 2009 of $7,257,586.  Tax benefits of $1,101,432 and $3,228,241 were recognized in 2010 and 2009 respectively.  The Corporation reported a net loss (prior to the payment of preferred dividends) for 2010 of $839,858 as compared to a net loss (prior to the payment of preferred dividends) of $4,029,345 for the year ended December 31, 2009.  After considering the payment of preferred dividends and associated accretion of discount related to the preferred stock in the amounts of $518,442 in 2010 and $522,243 in 2009, the Net losses available to common shareholders were $1,358,300 in 2010 and $4,551,588 in 2009.  Net losses on a per share basis were ($0.37) and ($1.79) for the periods ended December 31, 2010 and 2009 respectively.

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

ESTIMATES OF FAIR VALUE

The estimation of fair value is significant to a number of the Corporation’s assets, including, but not limited to, investment securities, other real estate owned, and other repossessed assets.  Investment securities available for sale are recorded at fair value while investment securities held to maturity are carried at cost.  Other real estate owned and other repossessed assets are recorded at either cost or fair value, whichever is lower.  Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments.  The fair values of other real estate owned and repossessions are typically determined based on third-party appraisals less estimated costs to sell.

The estimation of fair value and subsequent changes of fair value of investment securities, other real estate owned, and repossessions can have a significant impact on the value of the Corporation, as well as have an impact on the recorded values and subsequently reported net income.

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

NET INTEREST INCOME
(Dollars in Thousands)

	2010	2009
Interest income (1)	$19,552	$21,411
Interest expense	4,737	7,129
Net interest income	14,815	14,282
Provision for loan losses	4,438	8,268
Net interest income after provision for loan losses on a tax equivalent basis	10,377	6,014
Less: tax equivalent adjustment	382	634
Net interest income after provision for loan losses	$9,995	$5,380

(1) Income on tax-exempt obligations has been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2010 and 2009.

Total interest income (on an FTE basis) decreased to $19,552,415 in 2010, from $21,411,086 in 2009, a decrease of $1,858,671, or 8.68%. This decrease was primarily caused by the historically low Fed Funds overnight rate which was set at 0.25% for 2010.  Average loans decreased $7,746,529 while the average rate earned increased 2 basis points causing an overall decrease in interest earned on loans of $433,077.  The average interest rate (FTE) earned on all earning assets in 2010 decreased to 4.60% from 4.93% in 2009.  The interest margin increased to 3.49% in 2010 from 3.28% in 2009.  Average taxable investment securities for 2010 were $67,353,727, as compared to $65,760,188 for 2009, an increase of $1,593,539, or 2.42%.  Average tax-exempt investment securities decreased $12,116,408, or 39.62%, to $18,463,023 in 2010 from $30,579,430 in 2009. During 2010, the Corporation undertook to restructure its investment portfolio.  This was done to reduce the level of tax advantaged revenue and reduce the Corporation’s sensitivity to changes in interest rates.  The result was the sale of a majority of the holdings of tax free municipal securities and the reinvestment of the proceeds in slightly longer term U. S. Government and U. S. Government Agency securities. The average volume of federal funds sold and interest bearing deposits in other banks increased to $61,984,654 in 2010 from $52,734,510 in 2009, an increase of $9,250,687 or 17.54%. The increase in fed funds sold and interest bearing deposits in other banks was primarily the result of elevated levels of temporary deposits from the Bank’s largest depositor.

Total interest expense decreased $2,391,609 or 33.55%, to $4,737,423 in 2010, from $7,129,032 in 2009.  This decrease was a function of the decrease in interest rates paid on deposit accounts as prevailing rates were low throughout the year.  The average rate paid on interest-bearing liabilities in 2010 was 1.60% as compared to 2.26% in 2009.  Average interest-bearing liabilities decreased to $295,648,390 in 2010, from $315,247,208 in 2009, a decrease of $19,598,817, or 6.22%.  Average savings and interest-bearing demand deposits decreased $7,043,221 or 6.62% to $99,397,662 in 2010.  Average time deposits decreased to $184,045,177 in 2010, from $196,591,347 in 2009, a decrease of $12,546,170, or 6.38%.  The average rate paid on time deposits decreased to 2.13% in 2010 from 3.09% in 2009.  The Corporation issued $10,310,000 of subordinated debentures in September of 2006 at an interest rate of LIBOR plus 1.68%.  The interest rate paid on the subordinated debentures was 2.05% in 2010, a reduction from the 2.61% paid in 2009.

PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio.  The provision for loan losses decreased 46.32% for the year ended December 31, 2010 to $4,438,000 as compared to $8,267,561 for the year ended December 31, 2009.  The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2010 represents 1.96% of gross loans, as compared to 2.62% at December 31, 2009.

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

NONINTEREST INCOME

	2010	2009
Service Charge Income	$1,386,816	$1,364,164
Nonsufficient Fund Charges, net	1,924,441	2,170,331
Mortgage Origination Fees	357,756	159,552
Investment Securities Gains, (net)	1,046,575	176,316
Other	652,031	813,233
	$5,367,619	$4,683,596

Total noninterest income increased $684,023 or 14.6%, to $5,367,619 in 2010, as compared to $4,683,596 in 2009.

Service Charge Income shows a small increase in 2010 as opposed to 2009.  This is comprised of two parts:  Service charges on deposit accounts were lower by $81,000 as account activity was lower; offsetting this decline, ATM activity fees increased by $129,000 based on increased ATM usage.  NSF charges were significantly lower as the service was used less because of new restrictions on the charging of overdraft fees implemented in the third quarter of 2010.  Mortgage origination fees increased as the economic decline was moderating and rates were low.  The Bank had restructured its origination department in 2009 and was in a better position to aid its customers as demand for mortgage loans increased.  The decrease in other income is the net result of several smaller changes.  The majority of the decline is created by the loss on the disposition of ORE and valuation adjustments in ORE assets in the amount of approximately $176,000.

Net gains on the sale of investment securities increased by $871,000 as the result of the restructure of the investment portfolio.  Two considerations were responsible for this action:  1) Reduction of tax free revenue so that the deferred tax asset could be more quickly utilized and, 2) Reduction of sensitivity to movements of interest rates.

The length and depth of the recession had resulted in credit related losses to the Corporation and the recording of a deferred tax asset.  Lowering the amount of tax advantaged revenue will allow this to be utilized more quickly.  Adjustments to economic forecasts at mid-year indicated that interest rates were not anticipated to increase for several quarters.  This change was not favorable to the Corporation’s balance sheet structure.  The restructure was intended to address both of these concerns.  The result was to reduce tax advantages revenue and to reduce sensitivity to 1.34% of net interest income at December, 2010 (assuming a negative 200 basis point shock) from 6.87% at  December, 2009.

NONINTEREST EXPENSE

	2010	2009
Salaries and benefits	$8,617,345	$8,517,858
Net occupancy	2,219,242	2,418,913
Other	6,467,501	6,384,435
Total	$17,304,088	$17,321,206

Total noninterest expense decreased $17,118, or 0.1%, to $17,304,088 in 2010 from $17,321,206 in 2009.

Salaries and other compensation expense increased $99,487, or 1.17%.  Salaries added $48,000 of the difference with benefits (mainly health insurance) adding the same amount.  Net occupancy expenses decreased to $2,219,242 in 2010 from $2,418,913 in 2009, a decrease of $199,671 or 8.25%.  Depreciation expenses decreased by $135,459 as the Corporation slowed its capital expenditures.  Repairs and maintenance were lower by $47,419 as repairs were fewer and the Corporation had renewed several contracts on favorable terms.  Other expenses increased to $6,467,501 in 2010, from $6,384,435 in 2009, an increase of $83,066, or 1.30%.  The expense related to FDIC insurance assessments decreased by $251,433 or 19.4% and ORE expenses were reduced by $890,000 as there was not a repeat of the 2009 ORE reserve provision of $1,032,000 in 2010.  Professional fees and audit and accounting fees increased by $63,000 and $65,000 respectively as additional resources were used or anticipated to be used relative to outside loan review services and accounting reviews.  Included in this category is the write off of the intangible asset associated with the Bank’s branching into Florida.  The Bank had purchased the charter that was required under Florida law to branch across the state line.  The passage of the Dodd-Frank Act, among other things, allowed banks to branch across state lines with no need for a charter in the target state.  This necessitated the write- down of the intangible asset associated with the charter and the Corporation recorded an expense of approximately $938,000.

Basic and diluted losses per share in 2010 were ($0.37), as compared to ($1.79) in 2009.  Return on average assets was (0.28%) in 2010, as compared to (0.91%) in 2009.  Return on average equity was (2.36%) in 2010, as compared to (10.97%) in 2009.

LOANS AT DECEMBER 31

	2010	2009
Real estate:
Construction, land developmnt, and other land loans	$36,825,855	$49,321,129
Farmland	30,269,876	30,391,410
1-4 family residential mortgage	58,342,993	55,820,121
Multifamily	3,082,066	4,374,432
Commercial	73,800,481	61,073,450
Agriculture	12,633,816	13,566,243
Commercial	29,413,147	51,989,325
Consumer	13,597,817	14,323,775
States and political subdivisions	3,735,144	2,378,040
Other loans	69,620	108,246
	$261,770,815	$283,346,171

Total loans decreased to $261,770,815 at December 31, 2010, from $283,346,171 at year end 2009, a decrease of $21,575,356, or 7.61%.    The ratio of loans to deposits was 62.77% at December 31, 2010 vs. 70.00% at the same date in 2009.  The decrease in the loan to deposit ratio was caused by the decrease in loans and a corresponding increase in deposits of $12 million.  Of the decline noted above, resolutions of problem loans were responsible for a portion of the total decrease.  Loans in the amount of $6,800,000 were charged off and loans in the amount of $4,300,000 were foreclosed and real estate transferred to ORE.  The remainder was the result of repayments reducing balances in most categories of loans and these were not replaced as there was little demand for new loans in the markets served by the Bank.

LIQUIDITY

One of the Bank’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Bank to fund earning assets and maintain the availability of funds.  Management believes that the Bank’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Bank’s liquidity needs for normal operations. Should the Bank’s traditional sources of liquidity be constrained, forcing the Bank to pursue avenues of funding not typically used, the Bank’s net interest margin could be impacted negatively.  Beginning early in 2008, Management identified that general systemic risks to liquidity and funding were beginning to be present in the marketplace.  In response, the Corporation developed a liquidity plan that measured the ability to deal with expected cash flow needs and the ability to deal with a significantly more difficult environment or a stress case.  The result has been that the Corporation has carried significantly higher levels of liquid assets since 2008.

Additionally, the Corporation requires cash for various operating needs including dividends to shareholders, the servicing of debt and general corporate expenses.  The primary source of liquidity for the Corporation is dividends from the Bank as noted in Part I, Item 1. Business, Supervision, Regulation and Government Policy, the payment of dividends from the Bank is regulated by the Alabama State Banking Department and is dependent on earnings and credit losses.  Recent earnings and loan losses create a restriction on the ability of the Bank to pay dividends.  Future payments of dividends by the Bank to the Corporation will be dependent on earnings, loan losses and the approval of the Alabama State Banking Department and applicable federal regulators.

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

The Corporation generates the majority of its cash flow from financing activities.  Funds provided by financing activities were $11,921,658 in 2010.  The investing activities of the Corporation provided $9,245,941 of cash flow, to fund the investment portfolio, loan portfolios, and the purchases of premises and equipment of the Bank. Operations provided $5,130,399 in cash flow for the year ended December 31, 2010.

CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy.  The average equity to average assets ratio during 2010 was 7.46% as compared to 8.31% in 2009.  Total stockholders’ equity on December 31, 2010 was $35,519,206, a decrease of $2,044,598, or 5.44%, from $37,563,804 at year end 2009. The Corporation's risk based capital of $43,955,515, or 15.14%, of risk adjusted assets at December 31, 2010, was well above the Corporation’s minimum risk based capital requirement of $23,233,016 or 8.0% of risk weighted assets.

In March of 2006, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised 24.81% of the Corporation’s Tier 1 Capital as of December 31, 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 2010 and 2009 and for the years thus ended are included in the following pages shown in the index below.

Index to Financial Statements	Page(s)

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F2

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F3

Consolidated Statements of Stockholders' Equity and Other Comprehensive Loss for the years ended December 31, 2010 and 2009	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F5

Notes to Consolidated Financial Statements - December 31, 2010 and 2009	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United Bancorporation of Alabama, Inc.
Atmore, Alabama

We have audited the consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama
March 29, 2011

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009
Cash and due from banks	$18,179,566	$13,858,726
Interest bearing deposits in banks	62,786,543	40,809,385
Cash and short-term investments	80,966,109	54,668,111

Interest bearing deposits with other
Securities available for sale, at fair value (amortized cost of $69,518,789 and $67,627,174 at December 31, 2010 and 2009,respectively)	68,808,624	68,212,662

Securities held to maturity (market values of $17,302,864 and $15,715,993 at December 31, 2010 and 2009 respectively)

Loans	261,770,815	283,346,171
Less: Allowance for loan losses	5,139,998	7,435,509
Net Loans	256,630,817	275,910,662

Premises and equipment, net	16,472,056	17,589,236
Interest receivable	2,192,768	2,858,122
Intangible assets	-	934,763
Other assets	24,887,714	21,149,520

Total assets	$467,220,694	$456,982,406

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$142,681,749	$121,753,295
Interest bearing	274,350,971	283,056,954
Total deposits	417,032,720	404,810,249

Advances from Federal Home Loan Bank of Atlanta	1,280,300	1,445,100
Treasury, tax, and loan account	944,078	624,143
Interest payable	402,953	620,867
Accrued expenses and other liabilities	1,731,437	1,608,243
Note payable to Trust	10,310,000	10,310,000
Total liabilities	431,701,488	419,418,602

Stockholders' equity:
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares issued in 2010 and 2009 respectively	10,080,227	10,014,985
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding,2,389,127 and 2,388,992 shares in 2010 and 2009, respectively	23,891	23,890
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	6,815,176	6,544,079
Accumulated other comprehensive income (loss), net of tax	(426,105)	351,289
Retained earnings	19,721,667	21,685,478
	36,214,856	38,619,721

Less: 86,757 and 131,678 treasury shares, at cost, respectively	695,650	1,055,917
Total stockholders' equity	35,519,206	37,563,804
Total liabilities and stockholders' equity	$467,220,694	$456,982,406

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 2010 and 2009

	2010	2009

Interest income:
Interest and fees on loans	$16,580,519	$17,013,596
Interest on investment securities:
Taxable	1,692,469	2,283,501
Nontaxable	741,167	1,231,617
Total investment income	2,433,636	3,515,118
Other interest income	156,447	247,903
Total interest income	19,170,602	20,776,617

Interest expense:
Interest on deposits	4,447,947	6,770,052
Interest on other borrowed funds	289,476	358,980
Total interest expense	4,737,423	7,129,032

Net interest income	14,433,179	13,647,585

Provision for loan losses	4,438,000	8,267,561

Net interest income after provision for loan losses	9,995,179	5,380,024

Noninterest income:
Service charge on deposits	3,311,257	3,534,495
Investment securities gains, net	1,046,575	176,316
Mortgage loan and related fees	357,756	159,552
Other	652,031	813,233
Total noninterest income	5,367,619	4,683,596

Noninterest expense:
Salaries and benefits	8,617,345	8,517,858
Net occupancy expense	2,219,242	2,418,913
Other	6,467,501	6,384,435
Total noninterest expense	17,304,088	17,321,206

Loss before income tax benefits	(1,941,290)	(7,257,586)
Income tax benefits	(1,101,432)	(3,228,241)
Net losses	(839,858)	(4,029,345)
Preferred stock dividends	453,200	460,639
Accretion on preferred stock discount	65,242	61,604
Net losses available to common shareholders	$(1,358,300)	$(4,551,588)

Basic losses per share	$(0.37)	$(1.79)

Basic weighted average shares outstanding	2,288,829	2,245,098

Diluted losses per share	$(0.37)	$(1.79)

Diluted weighted average shares outstanding	2,288,829	2,245,098

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Years ended December 31, 2010 and 2009

	Preferred Stock	Common Shares	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity	Comprehensive loss
Balance December 31, 2008	$9,953,381	2,388,125	$23,881	$6,342,423	$26,572,188	$480,584	$(1,249,816)	$42,122,641

Net losses					(4,029,345)			(4,029,345)	$(4,029,345)

Other comprehensive loss (Note 18)						(129,295)		(129,295)	(129,295)
Comprehensive loss									$(4,158,640)
Sale of common stock (ESPP)		425	4	5,126				5,130
Treasury shares issued to dividend reinvestment plan				13,770			16,168	29,938
Treasury shares issued as stock dividend				151,360	(329,091)		177,731	-
Cash portion of stock dividend (fractional shares)					(6,031)			(6,031)
Stock-based compensation		442	5	31,400				31,405
Accretion on preferred stock discount	61,604				(61,604)			-
Preferred stock dividends paid					(460,639)			(460,639)

Balance December 31, 2009	$10,014,985	2,388,992	$23,890	$6,544,079	$21,685,478	$351,289	$(1,055,917)	$37,563,804

Net losses					(839,858)			(839,858)	$(839,858)

Other comprehensive loss (Note 18)						(777,394)		(777,394)	(777,394)
Comprehensive loss									$(1,617,252)
Treasury shares issued as stock dividend				242,496	(602,763)		360,267	-
Cash portion of stock dividend (fractional shares)					(2,748)			(2,748)
Stock-based compensation		135	1	28,601				28,602
Accretion on preferred stock discount	65,242				(65,242)			-
Preferred stock dividends paid					(453,200)			(453,200)

Balance December 31, 2010	$10,080,227	2,389,127	$23,891	$6,815,176	$19,721,667	$(426,105)	$(695,650)	$35,519,206

  See accompanying notes to conslidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net losses	$(839,858)	$(4,029,345)
Adjustments to reconcile net losses to net cash provided by operating activities
Provision for loan losses	4,438,000	8,267,561
Depreciation of premises and equipment	1,172,648	1,318,646
Net amortization of premuim on investment securities available for sale	323,775	138,424
Net amortization of premium on investment securities held to maturity	90,699	178,013
Gain on sales of investment securities available for sale, net	(1,046,575)	(176,316)
(Gain) loss on sale of other real estate	24,091	(8,797)
Stock-based compensation	28,602	31,405
Loss on disposal of equipment	-	9,790
Increase in deferred income taxes	(1,194,038)	(2,738,799)
Provision for other real estate losses	-	1,032,000
Writedown of other real estate	175,908	4,500
Writeoff of intangible assets	934,763	-
Decrease in interest receivable	665,354	395,482
Increase (decrease) in other assets	(400,349)	1,290,510
(Increase) decrease in Federal Deposit Insurance Corporation prepaid deposit assessment	852,099	(2,294,324)
Decrease in interest payable	(217,914)	(291,703)
Increase in accrued expenses and other liabilities	123,194	30,782
Net cash provided by operating activities	5,130,399	3,157,829

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	22,709,629	41,456,614
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	6,235,925	13,315,000
Proceeds from sales of investment securities available for sale	36,069,589	10,849,262
Purchases of investment securities available for sale	(59,948,033)	(35,187,842)
Purchases of investment securities held to maturity	(7,929,900)	(22,602,343)
Net (increase) decrease in loans	10,554,356	(11,874,427)
Purchases of premises and equipment, net	(55,468)	(69,345)
Proceeds from sale of premises and equipmet	-	8,000
Proceeds from sale of other real estate	1,609,843	767,310
Net cash provided by (used in) investing activities	9,245,941	(3,337,771)

Cash flows from financing activities
Net increase (decrease) in deposits	12,222,471	(86,345,377)
Net decrease in securities sold under agreements to repurchase	-	(1,861,237)
Cash dividends - preferred stock	(453,200)	(460,639)
Cash dividends - common stock	(2,748)	(6,031)
Proceeds from sale of common stock	-	5,130
Proceeds from sale of treasury stock	-	29,938
Repayments of advances from FHLB Atlanta	(164,800)	(164,800)
Increase in other borrowed funds	319,935	128,571
Net cash provided by (used in) financing activities	11,921,658	(88,674,445)

Net increase (decrease) in cash and short-term investments	26,297,998	(88,854,387)

Cash and short-term investments, beginning of period	54,668,111	143,522,498

Cash and short-term investments, end of period	$80,966,109	$54,668,111

Supplemental disclosures
Cash paid during the period for:
Interest	$4,955,337	$7,420,735
Income taxes	52,705	55,984

Noncash transactions
Transfer of loans to other real estate through foreclosure	$4,287,489	$3,884,523

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Reclassification

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Fair Value of Financial Instruments

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 16.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Cash and Short-Term Investments

The Corporation considers due from banks, interest-bearing deposits in banks, and federal funds sold to be cash and short-term investments. Federal funds are generally sold for one–day periods.

Investment Securities

Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) securities available for sale, or (iii) securities held to maturity. Trading account securities are stated at fair value. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts.  As of December 31, 2010, the Corporation had $68,809,000 of investment securities, or approximately 80%, classified as securities available for sale and $17,263,000, or approximately 20%, classified as securities held to maturity.  As of December 31, 2009, the Corporation had $68,213,000 of investment securities, or approximately 81%, classified as securities available for sale and $15,659,000, or approximately 19%, classified as securities held to maturity.

Net gains and losses on the sale of investment securities available for sale are recorded at trade date.  The net gains and losses are computed using the specific identification method and are shown separately in noninterest income in the consolidated statements of operations. Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security.

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

Loans

The accrual of interest on loans is discontinued when there is a clear indication that the borrower may not be able to meet payments as they become due, which is generally when a loan is 90 days past due. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is reversed. Interest income is subsequently recognized on a cash basis as long as the remaining book balance of the asset is deemed to be collectible. If collectability is questionable, then cash payments are applied to principal. A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

As of December 31, 2010 and December 31, 2009, approximately 54% and 57%, respectively, of the Corporation’s loans were commercial loans. The Corporation’s commercial customers are primarily small to middle market enterprises. The Corporation also specializes in agricultural loans, which represented approximately 16% of the Corporation’s total loans at both December 31, 2010 and December 31, 2009.

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance may consist of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For such loans that are also classified as impaired, an allowance is established when the collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

Other Real Estate

Other real estate represents property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried in other assets at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent valuation decreases in the carrying value of other real estate as well as costs to carry other real estate are recognized as charges to noninterest expense.  As of December 31, 2010 and 2009, the Corporation had $10,163,992 and $7,610,689, respectively, in other real estate which are included in other assets in the consolidated balance sheets.

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be identified because of contractual or other legal rights.  Under the provisions of FASB ASC 350, intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets that have finite lives are amortized over their estimated useful lives and are also subject to impairment testing.   See Note 7 to the Consolidated Financial Statements for further disclosures regarding intangible assets as required by this ASU.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock Based Compensation

At December 31, 2010, the Corporation had options and other equity awards outstanding as defined by two stock-based employee compensation plans, which are described more fully in Note 13.  The Corporation accounts for its stock based compensation plans under stock compensation accounting guidance (FASB ASC 718, Compensation – Stock compensation).  This guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Losses per Share

FASB ASC 260, Earnings Per Share, provides for the computation of basic and diluted earnings per share.  Due to the presence of net losses in the years ended December 31, 2010 and 2009, the adjustment related to share-based awards would be anti-dilutive and are not computed or disclosed below.

Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

During December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16 – Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The ASU amends Accounting Standards Codification (ASC) Subtopic 310 to clarify that modifications of loans that are accounted for within a pool, as defined by Subtopic 310-30, do not result in the removal of these loans from the pool even if the modification would otherwise be considered a troubled debt restructuring.  The amendments do not include loans not accounted for within pools.  Loans accounted for on an individual basis continue to be subject to the troubled debt restructuring accounting provisions with ASC 310-40 Troubled Debt Restructurings by Creditors.  The Corporation adopted the provisions of this ASU during the third quarter 2010.  This amendment did not have a material impact on the Corporation’s consolidated financial statements.

During January 2010, the FASB issued ASU 2010-06 – Improving Disclosures About Fair Value Measurements, which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Corporation adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended September 30, 2010.  The adoption of these provisions of this ASU, which was subsequently codified into Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, only affected the disclosure requirements for fair value measurements and as a result had no impact on the Corporation’s consolidated financial statements.  See Note 16 to the Consolidated Financial Statements for the disclosures required by this ASU.

This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements of assets measured at fair value on a recurring basis be presented on a gross basis rather than as a net number, as currently permitted.  This provision of the ASU is effective for the Corporation’s reporting period ending June 30, 2011.  As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Corporation’s consolidated financial statements.

During February 2010, the FASB updated ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.  This guidance amends FASB ASC Topic 855, Subsequent Events, so that issuers filing periodic reports with the Securities and Exchange Commission (“SEC filers”) no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

During July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable.  Required enhancements to current disclosures include a rollforward of the allowance for loans losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans.  Nonaccrual and impaired loans by class must also be shown.  Disclosure requirements also include: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period disclosures.  Activity related disclosures are required for interim and annual reporting periods beginning on or after December 15, 2010.  While impacting its disclosures, this ASU did not have an impact on the Corporation’s consolidated financial statements

(2)	Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain daily cash balances. These required balances were $425,000 at both December 31, 2010 and 2009, respectively.

(3)	Investment Securities

The amortized cost and fair value of investment securities available for sale at December 31, 2010 and 2009 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2010:

U.S. Treasury securities	$19,207,231	$157,497	$(135,666)	$19,229,062
U.S. government sponsored agencies	35,391,603	273,654	(497,372)	35,167,885
State and political subdivisions	9,744,841	69,416	(447,406)	9,366,851
Mortgage–backed securities	5,164,961	-	(126,710)	5,038,251
Equity securities	10,153	-	(3,578)	6,575
	$69,518,789	$500,567	$(1,210,732)	$68,808,624
2009:

U.S. Treasury securities	$3,024,364	$3,132	$(777)	$3,026,719
U.S. government sponsored agencies	36,040,571	444,446	(16,504)	36,468,513
State and political subdivisions	28,552,086	517,459	(355,405)	28,714,140
Mortgage–backed securities	-	-	-	-
Equity securities	10,153	-	(6,863)	3,290
	$67,627,174	$965,037	$(379,549)	$68,212,662

The amortized cost and fair value of investment securities held to maturity at December 31, 2010 and 2009 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2010:

U.S. government sponsored agency securities	$17,262,606	$290,222	$(249,964)	$17,302,864
	$17,262,606	$290,222	$(249,964)	$17,302,864

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2009:

U.S. government sponsored agency securities	$15,424,330	$105,554	$(48,891)	$15,480,993
Other domestic debt securties	235,000	-	-	235,000
	$15,659,330	$105,554	$(48,891)	$15,715,993

Those investment securities classified as available for sale which have an unrealized loss position at December 31, 2010 and 2009 are detailed below:

2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$3,954,531	$(135,666)	$-	$-	$3,954,531	$(135,666)
U.S. government sponsored agencies	17,681,269	(497,372)	-	-	17,681,269	(497,372)
State and political subdivdisions	4,537,904	(289,375)	636,830	(158,031)	5,174,734	(447,406)
Mortgage-backed securities	5,038,251	(126,710)	-	-	5,038,251	(126,710)
Equity securities	-	-	6,575	(3,578)	6,575	(3,578)
Total temporarily impaired securities	$31,211,955	$(1,049,123)	$643,405	$(161,609)	$31,855,360	$(1,210,732)

2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$2,025,312	$(777)	$-	$-	$2,025,312	$(777)
U.S. government sponsored agencies	5,035,326	(16,504)	-	-	5,035,326	(16,504)
State and political subdivdisions	4,412,702	(75,555)	2,204,792	(279,850)	6,617,494	(355,405)
Equity securities	3,290	(6,863)	-	-	3,290	(6,863)
Total temporarily impaired securities	$11,476,630	$(99,699)	$2,204,792	$(279,850)	$13,681,422	$(379,549)

Those investment securities classified as held to maturity, which have an unrealized loss position at December 31, 2010 and 2009 are detailed below:

2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government sponsored agencies	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)
Total temporarily impaired securities	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)

2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government sponsored agencies	$2,967,310	$(48,891)	$-	$-	$2,967,310	$(48,891)
Total temporarily impaired securities	$2,967,310	$(48,891)	$-	$-	$2,967,310	$(48,891)

The unrealized losses at both December 31, 2010 and 2009 were attributable to changes in market interest rates since the securities were purchased.  The Corporation systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Corporation’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value.

U.S. Treasury securities.  The unrealized losses on the two investments in U.S. Treasury obligations were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

U.S. Government sponsored agencies.  The unrealized losses on the seventeen investments in direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

States and political subdivisions.  The unrealized losses associated with twenty securities issued by state and political subdivisions are primarily driven wider credit spreads and changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Mortgage-backed securities.  The unrealized losses on the Corporation’s investment in two mortgage-backed securities were caused by interest rate increases.  As the mortgaged-backed securities are obligations of GNMA and a direct obligation of the U.S. Government, the decline in market value is attributable to changes in interest rates and not credit quality.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Equity securities.  The Corporation’s investment in equity securities consist a single investment in the common stock of a government sponsored enterprise.  Because of the Corporation’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

The amortized cost and fair value of investment securities available for sale at December 31, 2010, categorized by contractual maturity are shown below.

	Available for sale		Held to maturity
	Amortized cost	Fair value	Amortized cost	Fair value
Investment securities due in or after:
Due in one year or less	$4,175,108	$4,195,333	$-	$-
Due after one year through five years	30,256,227	30,382,745	7,345,885	7,468,697
Due after five years through ten years	23,587,332	23,230,788	9,916,721	9,834,167
Due after ten years	11,500,122	10,999,758	-	-
Total	$69,518,789	$68,808,624	$17,262,606	$17,302,864

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the twelve months ended December 31, 2010 and 2009 were as follows:

	2010	2009

Gross gains realized	$1,133,279	$193,603
Gross losses realized	(86,704)	(17,287)
Net gain realized	$1,046,575	$176,316

Investment securities available for sale with fair values of $28,143,732 and $36,685,206 at December 31, 2010 and 2009, respectively, were pledged to secure fed funds lines, Federal Home Loan Bank advances, and public and trust deposits as required by law and for other purposes.

Investment securities held to maturity with amortized costs of $10,527,333 and $15,424,330 at December 31, 2010 and 2009, respectively, were pledged to secure fed funds lines and public and trust deposits as required by law and for other purposes.

Restricted equity securities (included in Other assets in the Consolidated Balance Sheets) consist of the following as of December 31, 2010 and 2009:

	2010	2009

Federal Home Loan Bank stock	$1,046,700	$1,064,400
First National Bankers' Bank stock	825,000	825,000
	$1,871,700	$1,889,400

(4)	Loans and Allowance for Loan Losses

At December 31, 2010 and 2009, the composition of the loan portfolio was as follows:

	2010	2009
Real estate:
Construction and land loans	$36,825,855	$49,321,129
Farmland	30,269,876	30,391,410
1-4 family residential mortgage	58,342,993	55,820,121
Multifamily	3,082,066	4,374,432
Commercial	73,800,481	61,073,450
Agriculture	12,633,816	13,566,243
Commercial	29,413,147	51,989,325
Consumer	13,597,817	14,323,775
States and political subdivisions	3,735,144	2,378,040
Other loans	69,620	108,246
Totals	$261,770,815	$283,346,171

The Corporation assigns a risk rating to each loan when approved.  The rating categories are based on information about the ability of borrowers to service the debt.  Such information includes, among other things, current financial information, payment history, credit documentation and current economic conditions.  Loan Officers are expected and required to initiate recommendations for changes in assigned risk ratings according to changes in the overall levels of risk in each loan in their portfolio no less than monthly. The current risk rating will be reviewed from time to time by the Chief Credit Officer and the Special Assets Officer for concurrence.  The Corporation uses the following guidelines in determining the appropriate risk rating:

Grade 1:  Investment Grade – There is an absence of credit risk. Loans in this category are fully secured by United Bank certificates of deposit or savings accounts (demand deposit accounts are not eligible as collateral). The certificate should be sufficient in amount to cover principal and interest.

Grade 2:  Minimal Credit Risk – The overall financial condition is very strong.  Businesses should have high liquidity, a history of stable and predictable earnings, a strong management team and the primary source of repayment is clear and subject to little risk. Customers should have a substantial net worth in liquid assets with a well defined source of repayment.

Grade 3:   Attractive Credit Risk - The overall financial condition is good. Financial statements are current and show satisfactory income, profits, cash flow, and debt service coverage, debt to worth ratio and credit history. Loans in this category are properly structured and documented and require only minimal supervision.

Grade 4:   Average Risk – The overall financial condition is average. Credit history has been satisfactory. Refinancing could be obtained with normal effort.  Financial statements are current and show some volatility in income, profits, cash flow, debt service coverage or credit history.  The volatility is easily identifiable and has been addressed and does not constitute an unwarranted level of risk.

Grade 5:  Acceptable Risk – The overall financial condition of the business or individual is acceptable. There is more than average credit risk and the credit should be more closely watched but there is little chance of loss.  While acceptable, loans in this category may warrant close monitoring for any number of reasons including inconsistent earnings, leveraged balance sheet, economic conditions, collateral requiring close supervision, financial information that is stale or incomplete or irregular payment record.

Grade 6:  Monitor - This asset has potential weakness and deserves management attention. If left uncorrected the potential weakness may result in deterioration of the overall financial condition. There is no room for debt expansion and they are fully leveraged. If liquidation were to take place there could be a minimal loss and thus an analysis should be made to determine if a specific reserve is needed.

Grade 7:  Substandard – This asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. Loans in this category involve more than a normal risk. There is limited opportunity to refinance. If liquidation were to take place there would be some recognized loss exposure.

Grade 8: Doubtful – A loss is highly likely and there probably will be a default. There is no ability to refinance.  At this point collection effort should be in full process. Loans in this category will be reserved at a specific amount.

These risk ratings are summarized into categories as follows:  Pass includes loans with Grades 1-5, Special Mention includes loans with a Grade of 6, and Substandard / Doubtful include loans with Grades 7 and 8.

The following table summarizes the credit risk profile of our loan portfolio by internally assigned grades as of December 31, 2010 (in thousands).

	Pass	Special Mention	Substandard / Doubtful	Total
Real estate:
Construction and land loans	$19,306	$4,250	$13,270	$36,826
Farmland	18,438	6,352	5,480	30,270
1-4 family residential mortgage	52,544	3,538	2,261	58,343
Multifamily	3,082	-	-	3,082
Commercial	53,704	12,026	8,070	73,800
Agriculture	8,807	2,110	1,717	12,634
Commercial	21,853	3,223	4,337	29,413
Consumer	13,335	65	198	13,598
States and political subdivisions	3,735	-	-	3,735
Other loans	65	-	5	70
Total	$194,869	$31,564	$35,338	$261,771

Approximately $615,000 of the $35,338,000 identified as Substandard / Doubtful above are considered Doubtful as of December 31, 2011.

The following tables detail the Bank’s non-accrual loans as of December 31, 2010 (in thousands).

Non-accrual loans:
Real estate:
Construction, land development, and other land loans	$8,966
Farmland	1,210
1-4 family residential mortgage	801
Multifamily	-
Commercial	2,803
Agriculture	1,603
Commercial	2,162
Consumer	-
States and political subdivisions	-
Other loans	-
Total nonaccrual loans	$17,545

Changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009	2008
Average amount of loans outstanding, net	$278,792	$286,548	$287,491

Reserve for loan losses:
Beginning balance	$7,435	$3,591	$3,981
Loans charged off:
Real estate:
Construction and land loans	(3,201)	(2,421)	(1,627)
Farmland	(11)	(26)	(1)
1-4 family residential mortgage	(778)	(512)	(68)
Multifamily	-	-	-
Commercial	(529)	(101)	(615)
Agriculture	(104)	(246)	(85)
Commercial	(2,055)	(1,047)	(179)
Consumer	(199)	(165)	(178)
States and political subdivisions	-	-	-
Other loans	(1)	(9)	(2)

Total Charged off	(6,878)	(4,527)	(2,755)
Recoveries:
Real estate:
Construction and land loans	11	3	18
Farmland	2	-	-
1-4 family residential mortgage	41	4	-
Multifamily	-	-	-
Commercial	-	-	1
Agriculture	18	46	-
Commercial	45	3	11
Consumer	26	46	31
States and political subdivisions	-	-	-
Other loans	2	1	4
Total Recoveries	145	103	65
Loans Charged off, net	(6,733)	(4,424)	(2,690)
Additions to the allowance charged to operations	4,438	8,268	2,300
Ending balance	$5,140	$7,435	$3,591

Net chage offs to average loans	2.42%	1.54%	0.94%

A loan is considered impaired when, based on current information and events; it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.  The following tables detail the Bank’s impaired loans, by portfolio class, as of December 31, 2010 (in thousands).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$2,748	$3,948	$-	$2
Farmland	3,485	3,485	-	55
1-4 family residential mortgage	1,320	1,320	-	42
Multifamily	-	-	-	-
Commercial	256	256	-	11
Agriculture	1,338	1,338	-	45
Commercial	1,157	3,168	-	12
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$10,304	$13,515	$-	$167

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$6,813	$7,315	$1,029	$95
Farmland	150	150	33	5
1-4 family residential mortgage	223	223	129	9
Multifamily	-	-	-	-
Commercial	2,871	2,871	565	61
Agriculture	252	252	74	14
Commercial	987	987	445	8
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$11,296	$11,798	$2,275	$192

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$9,561	$11,263	$1,029	$97
Farmland	3,635	3,635	33	60
1-4 family residential mortgage	1,543	1,543	129	51
Multifamily	-	-	-	-
Commercial	3,127	3,127	565	72
Agriculture	1,590	1,590	74	59
Commercial	2,144	4,155	445	20
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$21,600	$25,313	$2,275	$359

As of December 31, 2010, the impaired loan amount above included approximately $383,000 of troubled debt restructured loans.

The amount of impaired loans as of December 31, 2009 was $49,039,811.  Of this amount, loans totaling $18,405,768 were assigned specific reserves of $5,062,293.  As of December 31, 2009, $1,657,134 was considered troubled debt restructures.

Because of the severe economic downturn and the effect on borrowers’ ability to pay and collateral values, the Bank expanded the scope of its analysis of the loan portfolio during the fourth quarter of 2009.  As a result the amount of impaired loans increased from $20,683,163 as of September 30, 2009 to $49,039,811 as of December 31, 2009.  During the fourth quarter of 2010, $17,407,139 amount of impaired loans were removed from the impaired loan list due to improved financial performance throughout 2010.

Of the loans impaired as of December 31, 2009 approximately $4,179,000 was charged off against the allowance, $3,120,000 was foreclosed and recorded as ORE, and $1,100,000 was repaid.  The remainder was not considered impaired in the 2010 analysis.

The average amount of impaired loans for the year 2010 and 2009 totaled approximately, $39,011,880 and $26,146,726, respectively. If impaired loans had been current throughout their terms, interest income would have been increased by $1,406,725 and $1,007,702, for 2010 and 2009, respectively.  There was $359,821 and $1,704,552 of interest income recognized from impaired loans for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the allowance for loan losses related to impaired loans and the impaired loan balances by portfolio segment at December 31, 2010 (in thousands):

	ALL Ending Balance	Individually Evaluated	Collectively Evaluated

Real estate:
Construction and land loans	$1,029	$12,891	$-
Farmland	33	5,034	-
1-4 family residential mortgage	129	1,619	-
Multifamily	-	-	-
Commercial	565	7,916	-
Agriculture	74	1,590	-
Commercial	445	4,017	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,275	$33,067	$-

The table below provides an age analysis of past due loans that are still accruing as of December 31, 2010 (in thousands):

	Past Due Loans						Past Due
				Total		Total	90+ days
	30-59 days	60-89 days	90+ days	Past Dues	Current	Loans	& Accruing

Real estate:
Construction and land loans	$860	$106	$-	$966	$26,894	$27,860	$-
Farmland	2,527	18	519	3,064	25,996	29,060	519
1-4 family residential mortgage	155	51	-	206	57,336	57,542	-
Multifamily	-	-	-	-	3,082	3,082	-
Commercial	880	610	-	1,490	69,507	70,997	-
Agriculture	-	-	-	-	11,031	11,031	-
Commercial	119	-	-	119	27,132	27,251	-
Consumer	100	15	19	134	13,463	13,597	19
States and political subdivisions	-	-	-	-	3,735	3,735	-
Other loans	1	-	-	1	69	70	-
Totals	$4,642	$800	$538	$5,980	$238,245	$244,225	$538

During 2010, certain executive officers and directors of the Corporation, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding and available lines of credit to these related parties at December 31, 2010 and 2009, totaled $4,317,922 and $4,204,151, respectively. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

(5)	Foreclosed Assets

A summary of foreclosed assets for the years ending December 31, 2010 and 2009 are presented as follows:

	2010	2009
Balance, beginning of year	$7,610,689	$5,523,501
Additions	4,287,489	3,884,523
Disposals	(1,558,278)	(760,835)
Provision for losses	-	(1,032,000)
Writedowns	(175,908)	(4,500)
Balance, end of year	$10,163,992	$7,610,689

Internally financed disposals	$315,771	$237,060

Expenses applicable to foreclosed assets for the year ended December 31, 2010 and 2009 are as follows:

	2010	2009
Net (gain) loss on sales of other real estate	$24,091	$(8,797)
Provision for other real estate losses	-	1,032,000
Writedown of other real estate	175,908	4,500
Operating expenses, net of lease income	321,165	174,449
	$521,164	$1,202,152

(6)	Premises and Equipment

At December 31, 2010 and 2009, premises and equipment were as follows:

	2010	2009
Land	$5,278,831	$5,278,831
Buildings and leasehold improvements (depreciated over 5 to 50 years)	15,694,277	15,694,277
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	8,125,712	8,070,244
Automobiles (depreciated over 3 years)	104,883	104,883
	29,203,703	29,148,235
Less accumulated depreciation	12,731,647	11,558,999

The balance of 2009 construction in process is associated with building projects and consists of architect and engineering fees for the construction of a building for future expansion.  The completion of this project has been delayed for the duration of the current economic downturn.

Depreciation expense for the years ended December 31, 2010 and 2009 was $1,172,648 and $1,318,646, respectively.

(7)	Intangible Assets

As of December 31, 2010 and December 31, 2009, the Corporation had recorded $0 and $934,763 in intangible assets respectively.

The Intangible asset related to the Bank’s Florida expansion was reviewed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  This act, among other provisions, granted banks the right to branch across state lines.  Upon concluding its examination, the Corporation made a non-cash charge of $917,000 to earnings for the value of the Intangible Asset.  In addition, the value associated with the acquisition of an internet domain name of $18,000 was also written off in the period.

(8)	Deposits

At December 31, 2010 and 2009, deposits were as follows:

	2010	2009
Noninterest bearing accounts	$142,681,749	$121,753,295
NOW accounts	63,829,840	61,964,769
Money market investment accounts	15,684,673	15,031,727
Savings account	20,332,065	19,180,797
Time deposits:
Time deposits less than $100,000	102,710,739	112,479,478
Time deposits greater than $100,000	71,793,654	74,400,183
Total deposits	$417,032,720	$404,810,249

At December 31, 2010 and 2009 interest expense on deposits was as follows:

	2010	2009
NOW accounts	$424,604	$531,382
Money market investment accounts	67,902	132,407
Savings accounts	41,074	39,152
Time deposits:
Time deposit less than $100,000	2,303,692	3,458,253
Time deposit greater than $100,000	1,610,675	2,608,858
Total interst expense on deposits	$4,447,947	$6,770,052

At December 31, 2010, the contractual maturities of time deposits are as follows:

Due in 2011	$135,212,521
Due in 2012	23,440,124
Due in 2013	8,977,543
Due in 2014	3,614,165
Due in 2015	3,260,040
$174,504,393

Investment securities with carrying values of $23,003,080 and $38,674,948 at December 31, 2010 and 2009, respectively, were pledged to secure and public and trust deposits as required by law and for other purposes.

(9)	Participation in U.S. Treasury Programs

On December 23, 2008, the Corporation issued 10,300 shares of preferred stock to the U.S. Treasury for $10.3 million pursuant to its Capital Purchase Program (CPP).  Additionally, the Corporation issued 104,040 common stock warrants to the U.S. Treasury as a condition of its participation in the CPP. The warrants have an exercise price of $14.85 each and are immediately exercisable and expire 10 years from the date of issuance. Proceeds from this sale of the preferred stock were expected to be used for general corporate purposes, including supporting the continued, anticipated growth of the Corporation. The CPP preferred stock was non-voting, other than having class voting rights on certain matters, and paid cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% thereafter. The preferred shares were redeemable at the option of the Corporation under certain circumstances during the first three years and thereafter without restriction.

On September 3, 2010, the Corporation completed the exchange of its $10,300,000 of preferred shares issued under the U.S. Capital Purchase Program (CPP) for a like amount of preferred shares issued under the Community Development Capital Initiative (CDCI).  These shares carry essentially the same terms as the CPP shares but have the following differences.  The initial dividend rate is set at 2% for the CDCI shares versus the 5% for the CPP shares.  The three percentage point difference results in a decrease in preferred dividends owed by the Corporation of approximately $309,000 annually.  In both share programs, the initial dividend rate is replaced after a period by a 9% dividend rate.  In the CDCI program, the initial period is longer than the CPP program and under the CDCI the dividend will not increase until 2018 versus the change in 2013 under the CPP program.

The exchange of preferred shares did not impact the 104,040 common stock warrants the Corporation issued to the U.S. Treasury as a condition of its participation in the CPP. The warrants have an exercise price of $14.85 each and are immediately exercisable and expire 10 years from the date of issuance (December 23, 2018).

 Based on a Black-Scholes-Merton options pricing model, the common stock warrants were assigned a fair value of $2.55 per warrant, or $265,303 in the aggregate, as of December 12, 2008. As a result of allocating the fair value of the preferred stock and the related common stock warrants, $346,619 has been recorded in additional paid in capital as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common shareholders through December 2013.

 As noted above $ 346,619 was assigned to the common stock warrants, and accordingly, $9,953,381 (total $10.3 million) has been assigned to the Series A preferred stock and will be accreted up to the redemption amount of $10.3 million over the five year period ending December 2013.

During the year ended December 31, 2010, the number of shares represented by the Warrant increased 2,112 shares due to the impact of two 1% stock dividends issued during the year ended December 31, 2010.

(10)	Borrowed Funds

The Corporation owed the Federal Home Loan Bank of Atlanta the following advances at December 31, 2010 and 2009.

2010
Maturity date	Interest rate

May 2012	7.41%	$17,600
July 2017	6.93%	455,000
August 2017	6.84%	73,575
June 2020	4.62%	614,334
July 2020	7.54%	119,791

Total (weighted average rate of 5.88%)		$1,280,300

2009
Maturity date	Interest rate

May 2012	7.41%	$29,334
July 2017	6.93%	520,000
August 2017	6.84%	84,475
June 2020	4.62%	679,000
July 2020	7.54%	132,291

Total (weighted average rate of 5.90%)		$1,445,100

At December 31, 2010, Federal Home Loan Bank advances were collateralized by investment securities with carrying values of $2,096,983.

At December 31, 2009, the advances were collateralized by a blanket pledge of first–mortgage residential loans, Commercial Real Estate loans, and Multi Family Real Estate loans with available collateral amounts of $1,127,667, $1,331,999, and $318,450 respectively.

(11)	Note Payable to Trust

United Bancorp Capital Trust II.  In 2007, the Corporation formed a wholly-owned grantor trust to issue cumulative trust preferred securities.  The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Corporation.  The junior subordinated debentures can be redeemed prior to maturity at the option of the Corporation on or after September 30, 2011.  The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Corporation (the Debentures) held by the grantor trust.  The debentures have the same interest rate (three month LIBOR plus 1.68%, floating) as the trust preferred securities.  The interest rate in effect as of December 31, 2010 was 1.98%.   The Corporation has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures.  During any such extension period, distributions on the trust preferred certificates would also be deferred.

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

The trust preferred securities and the related debentures were issued on September 27, 2007.  Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year.  Interest on the Debentures is paid on the corresponding dates.  The aggregate principal amount of Debentures outstanding at December 31, 2010 was $10,310,000.

(12)	Income Taxes

The components of income tax benefit for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$-	$(381,542)
State	1,378	(107,900)
Total	1,378	(489,442)
Deferred:
Federal	(944,228)	(2,391,858)
State	(158,582)	(346,941)
Total	(1,102,810)	(2,738,799)
Total income tax expense	$(1,101,432)	$(3,228,241)

Total income tax benefit differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax losses as follows:

	2010	2009
Income tax at statutory rate	$(660,039)	$(2,467,679)
Increase (decrease) resulting from:
Tax exempt interest	(320,022)	(468,605)
Interest disallowance	14,242	31,110
State income tax net of federal benefit	(103,755)	(300,195)
Premium amortization on tax exempt investment securities	9,684	13,950
Cash surrendered value of life insurance	(39,359)	(43,661)
GoZone tax credits	-	-
Other, net	(2,183)	6,739
	$(1,101,432)	$(3,228,341)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$1,264,575	$2,376,315
Net operating loss carry forward	2,947,985	1,211,842
Other real estate, principally due to differences in carrying value	1,005,639	978,967
Intangible assets	195,410	-
Deferred compensation	342,781	294,581
Investment securities available for sale	284,060	-
Other	40,140	17,701
Total deferred tax assets	6,080,590	4,879,406
Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	99,303	269,850
Investment securities available for sale	-	234,199
Discount accretion	3,162	9,041
Other	48,071	162,904
Total deferred tax liabilities	150,536	675,994
Net deferred tax asset	$5,930,054	$4,203,412

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

Stock Options

1998 Stock Option Plan.  The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the 1998 Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock.  As of December 31, 2010, the 1998 Plan had terminated pursuant to its terms effective December 22, 1998

The changes in outstanding options are as follows:

	Shares under option	Weighted average exercise price per share
Balance at December 31, 2008	38,806	$15.36
Granted	-
Expired	(8,160)	12.87
Surrendered	-
Exercised	-
Balance at December 31, 2009	30,646	$16.02
Granted	-
Expired	(8,160)	15.65
Surrendered	-
Exercised	-
Balance at December 31, 2010	22,486	$16.15

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended December 31, 2010 and 2009, respectively

At December 31, 2010, approximately 22,000 optioned shares were exercisable at prices between $15.65 and $18.00 per share.  When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus.

As of December 31, 2010 all stock options issued under the 1998 Plan were outstanding and exercisable. The details associated with these options were as follows:

2010

Exercise price per share	Shares under option	Weighted average remaining contractual life in years	Weighted average exercise price

$15.65	800	1.3	$15.65
15.75	9,526	2.0	$15.75
16.00	2,000	5.0	$16.00
16.25	8,160	1.0	$16.25
18.00	2,000	5.6	$18.00
	22,486	2.2	$16.15

2007 Equity Incentive Plan.  The United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (the 2007 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock awards (discussed below), performance units, or any combination thereof to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock.  As of December 31, 2010, 293,843 shares of stock could be granted in the future. The changes in outstanding options are as follows:

	Shares under option	Weighted average exercise price per share
Balance at December 31, 2008	—
Granted	4,000	14.85
Surrendered	—	$
Exercised	—
Balance at December 31, 2009	4,000	$14.85
Granted	—
Surrendered	—
Exercised	—
Balance at December 31, 2010	4,000	$14.85

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

The following is a summary of the weighted average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes-Merton option-pricing model.  No shares were granted during the year ended December 31, 2010.

	2010	2009
Weighted-average expected life (in years)	n/a	10.00
Expected Volatility	n/a	20.00%
Risk-free interest rate	n/a	3.86%
Expected dividend yield	n/a	2.02%
Weighted-average fair value of options granted during the period	n/a	$3.88

As of December 31, 2010, there was $8,731 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans.  That cost is expected to be recognized over a period of approximately three years.

Restricted Stock

During 2010 one restricted stock grant was made by the Corporation totaling 135 shares.  As of December 31, 2010 the Corporation has awarded restricted stock grants in two formats to two distinct classes of employees.  Employees with more than 20 years of service have been awarded grants with a six month balloon vesting.  The expense of these awards is recorded on a straight-line basis over the six month term.  The second type of grant has been awarded to senior officers of the Corporation.  These grants have five year terms (60 months) with 1/3 vesting on the grant anniversary date in years 3, 4, and 5.  The expense of these awards is recorded on a straight-line basis over the 60 month term.  As of December 31, 2010 there was $47,876 of unrecognized stock-based compensation related to these restricted stock grants which is expected to be recognized over a period of four years.

The following tables present restricted stock activity:

	Restricted stock activity	Weighted average fair value
Balance at December 31, 2008	5,772	$17.06
Granted	442	14.85
Surrendered	-	-
Vested	-	-
Balance at December 31, 2009	6,214	$16.91
Granted	135	13.00
Surrendered	-	-
Vested	(834)	18.00
Balance at December 31, 2010	5,515	$16.65

The following table summarizes stock-based compensation expense for the years ended December 31, 2010 and 2009:

	2010	2009

Stock Option Expense	$5,832	$6,286
Restricted Stock Expense	22,770	25,119
Total Stock Based Compensation Expense	$28,602	$31,405

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

For the years ended December 31, 2010 and 2009 no shares were purchased under the Plan as there were no cash dividends declared.  In place of cash dividends in 2009 and 2010, the Corporation declared 1% stock dividends to shareholders of record as of June 30, 2009, December 31, 2009, and June 30, 2010.

(15)   Employee Benefit Plans

401(k) Savings Plan

Under a new 401(k) savings plan that became effective October 1, 2006, employees are eligible after completing ninety days of service and attaining age 20.5. Eligible employees can contribute a minimum of 1% up to 15% of salary to the plan. The Corporation contributes one dollar for each dollar the employee contributes, up to 5.5% of the employee’s salary.

 Contributions to the Plan charged to expense during 2010 and 2009 were $303,698 and $297,646, respectively.

Profit-Sharing Plan

The Corporation also maintains a profit–sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Benefits paid under the Plan are subject to approval by the Board of Directors each year.  There was no benefit paid under the Plan for the 2010 or 2009 year.

Salary Continuation Plan

The Corporation provides a salary continuation plan providing for death and retirement benefits for certain executive officers.  The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives.  The expense recognized for the salary continuation plan amounted to $97,699 and $92,169 for the years ended December 31, 2010 and 2009, respectively.  The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2010 and 2009 totaled $794,157 and $696,458, respectively.

The cost of the salary continuation plan described above is being offset by earnings from bank owned life insurance policies on the executives.  The balance of the policy surrender values included in other assets totaled $2,844,717 and $2,728,954 at December 31, 2010 and 2009, respectively.  Income recognized from the increase in cash surrender value on these policies totaled $115,763 and $128,415 for the years ended December 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan

The Corporation sponsors an employee stock purchase plan which is available to all employees subject to certain minimum service requirements.  The Plan is administered by a Board appointed committee which designates the offering period in which employees may purchase shares and the offering price.  All administrative costs are borne by the Corporation.  For the years ended December 31, 2010 and 2009, 0 and 425 shares were purchased under the Plan, respectively.

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

The following tables present financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively:

		Fair Value Measurements at December 31, 2010 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$68,808,624	$21,203,537	$47,605,087	$-

		Fair Value Measurements at December 31, 2009 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$68,212,662	$3,030,009	$65,182,653	$-

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

The following tables present the assets and liabilities carried on the balance sheet by caption and by level within the (FASB ASC 820) valuation hierarchy (as described above) as of December 31, 2010 and 2009, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2010 and 2009, respectively.

	Carrying Value at December 31, 2010				Year Ended
					December 31, 2010

	Total	Level 1	Level 2	Level3	Total losses

Impaired loans	$11,367,697	$-	$-	$11,367,697	$(4,023,954)
Other real estate	10,163,992	-	-	10,163,992	(199,999)

	Carrying Value at December 31, 2009				Year Ended
					December 31, 2009

	Total	Level 1	Level 2	Level3	Total losses

Impaired loans	$43,577,517	$-	$-	$43,577,517	$(7,952,833)
Other real estate	7,610,690	-	-	7,610,690	(1,027,703)

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

The carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:	(Dollars in Thousands)
Cash and short–term investments	$80,966	$80,966	$54,668	$54,668
Investment securities	86,071	86,111	83,872	83,929
Loans, net of the allowance for loan losses	256,631	264,155	275,911	276,090
Bank owned life insurance	2,845	2,845	2,729	2,729
Other securities	1,872	1,872	1,889	1,889
Accrued interest receivable	2,193	2,193	2,858	2,858

Financial liabilities:
Deposits	417,033	420,546	404,810	405,504
Other borrowed funds	944	944	624	624
FHLB advances	1,280	1,534	1,445	1,539
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	403	403	621	621

(17)	Dividends From Bank

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition, the subsidiary bank is also required to maintain minimum amounts of capital to both total “risk–weighted” assets and total assets, as defined by banking regulators. Capital adequacy considerations could further limit the availability of dividends from the subsidiary bank. The payment of dividends from the Bank is regulated by the Alabama State Banking Department and is may be limited based on earnings and credit losses.  Recent earnings and loan losses create a restriction on the ability of the Bank to pay dividends.  Future payments of dividends by the Bank to the Corporation will be dependent on earnings, loan losses and approval from the Alabama State Banking Department and applicable federal regulators.

(18)	Comprehensive Loss

The following is a summary of the components of other comprehensive loss:

	Years ended December 31
	2010	2009
Other comprehensive loss before tax:
Unrealized holding losses arising during the period for securities, net	$(249,082)	$(39,175)
Reclassification adjustment for gains on sales of securities included in net losses	(1,046,575)	(176,316)
Other comprehensive loss,before income taxes	(1,295,657)	(215,491)
Income tax related to other comprehensive loss:
Unrealized holding losses arising during the period for securities, net	99,633	15,670
Reclassification adjustment for gains on sales of securities included in net losses	418,630	70,526
Total income tax related to other comprehensive loss	518,263	86,196

Other comprehensive loss after taxes	$(777,394)	$(129,295)

(19)	Litigation

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

Rental expense for all operating leases charged to earnings aggregated $35,920 and $36,026 for the years ended December 31, 2010 and 2009, respectively.

The Corporation is a party to financial instruments with off–balance–sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making conditional obligations as it does for on–balance–sheet instruments.

The financial instruments whose contractual amounts represent credit risk as of December 31, 2010 and 2009 are approximately as follows:

	Years Ended December 31,
	2010	2009

Commitments to extend credit	$36,515,000	$31,047,000
Standby letters of credit	1,360,000	1,155,000

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

Components of other noninterest expense exceeding 1% of the total of net interest income and noninterest income for either of the years ended December 31, 2010 or 2009, respectively, include the following:

	2010	2009
Accounting & audit	$283,133	$218,291
Advertising	276,039	284,178
Armored car service	230,669	223,736
ATM network	407,483	332,716
Communications	402,293	377,327
Data processing	654,911	548,975
FDIC deposit insurance	1,041,779	1,293,212
Intangible writedown	934,763	-
Legal	312,366	270,355
Other real estate expenses	321,165	1,206,449

(22)	Concentrations of Credit Risk

On December 31, 2010, the Bank had $42,903,692 of agriculture related loans as compared to $43,957,653 in 2009.  Agriculture loans comprised approximately 16% of the Bank’s loan portfolio.  Additionally, real estate constructions accounted for approximately 14% of the total portfolio, while 1-4 family residential mortgage loans made up approximately 22% of the portfolio  Real estate construction and 1-4 family residential mortgage loans were $36,825,855 and $58,342,993 respectively in 2010, $49,321,129 and $55,820,121, respectively, in 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk–weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk–weighted assets and a minimum leverage ratio of at least 4% of quarterly average assets. Management believes, as of December 31, 2010 and 2009, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “adequately capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2010 and 2009:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
United Bancorporation	$43,956	15.14%	$40,312	13.88%	$40,312	8.74%
United Bank	43,896	15.13%	40,252	13.88%	40,252	8.69%
As of December 31, 2009:
United Bancorporation	$45,299	14.23%	$41,836	13.14%	$41,836	8.76%
United Bank	45,106	14.19%	41,092	12.93%	41,092	8.71%

(24)	Parent Corporation Financial Information

The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Corporation Only) follows:

(Parent Company Only)
Condensed Balance Sheet
December 31, 2010 and 2009

Assets	2010	2009
Cash	$38,213	$556,345
Investment in subsidiary	45,770,245	47,129,776
Other assets	47,828	208,753
Total assets	$45,856,286	$47,894,874
Liabilities and Stockholders’ Equity
Other liabilities	$27,080	$21,070

Note payable to Trust	10,310,000	10,310,000
Total liabilities	10,337,080	10,331,070
Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 250,000 shares;10,300 shares issued in 2010 and 2009, respectively	10,080,227	10,014,985

Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,389,127 and 2,388,992 shares in 2010 and 2009, respectively	23,891	23,890
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	-	-
Additional paid–in capital	6,815,176	6,544,079
Retained earnings	19,721,667	21,685,478
Accumulated other comprehensive income, net of tax	(426,105)	351,289
Less: 86,757 and 131,678 treasury shares at cost in 2010and 2009, respectively	695,650	1,055,917
Total stockholders’ equity	35,519,206	37,563,804
Total liabilities and stockholders’ equity	$45,856,286	$47,894,874

(Parent Company Only)
Condensed Statements of Operations
Years ended December 31, 2010 and 2009

	2010	2009
Income:
Dividend income from subsidiary	$-	$-
Other income	6,353	43,415
Total income	6,353	43,415
Expense:
Interest on subordinated debentures	211,278	269,001
Other operating expense	167,398	236,491
Total expense	378,676	505,492
Loss before equity in undistributed losses of subsidiaries and taxes	(372,323)	(462,077)
Income tax benefit	(137,370)	(184,569)
Loss before equity in undistributed losses of subsidiaries	(234,953)	(277,508)
Equity in undistributed losses of subsidiary	(604,905)	(3,751,837)
Net losses	$(839,858)	$(4,029,345)

Condensed Statements of Cash Flows
Years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net losses	$(839,858)	$(4,029,345)
Adjustments to reconcile net losses to net cash used in operating activities
Equity in undistributed losses of subsidiary	604,905	3,751,837
Stock based compensation	5,832	6,286
Increase (decrease) in other liabilities	6,012	(209,690)
Decrease in other assets	160,925	311,939
Net cash used in operating activities	(62,184)	(168,973)
Cash flows from investing activities:
Investment in bank subsidiary	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Cash dividends - preferred stock	(453,200)	(460,639)
Cash dividends - common stock	(2,748)	(6,031)
Proceeds from sale of treasury stock	-	29,938
Proceeds from sale of common stock (ESPP)	-	5,130
Net cash used in financial activities	(455,948)	(431,602)

Net decrease in cash	(518,132)	(600,575)
Cash, beginning of year	556,345	1,156,920
Cash, end of year	$38,213	$556,345

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

(b)
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

(c)
There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in (a) above.

(d)
This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors of the Corporation has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts.  Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2010 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

10.4	1999 Employee Stock Purchase Plan of United Bancorporation of Alabama, Inc. (incorporated herein by reference from Appendix A to the Registrants definitiveproxy statement dated April 10, 2000)*.

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

14.1	United Bank Directors’ Code of Conduct

14.2	United Bank Employee Code of Conduct

14.3	United Bank Conflict of Interest Policy

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d- 15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

99.1	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

99.2	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
(Registrant)

BY:	/s/Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer
March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE

/s/ Robert R. Jones, III	President, Chief	March 29, 2011
Robert R. Jones, III	Executive Officer, and Director
(Principal Executive Officer)

/s/ Allen O. Jones, Jr.	Senior Vice President	March 29, 2011
Allen O. Jones, Jr.	Chief Financial Officer
(Principal Financial Officer)

/s/ William J. Justice	Director	March 29, 2011
William J. Justice

/s/ David D. Swift	Director	March 29, 2011
David D. Swift

/s/ Dale M. Ash	Director	March 29, 2011
Dale M. Ash

/s/ Michael Andreoli	Director	March 29, 2011
Michael Andreoli

/s/ L. Walter Crim	Director	March 29, 2011
L. Walter Crim

/s/ Richard K. Maxwell	Director	March 29, 2011
Richard K. Maxwell

INDEX TO EXHIBITS

Exhibit

14.1	United Bank Directors’ Code of Conduct

14.2	United Bank Employee Code of Conduct

14.3	United Bank Conflict of Interest Policy

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

99.1	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

99.2	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance