Form 10-Q
period 2011-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2011-05-13
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 13, 2011.
Class A Common Stock.... 2,325,162 Shares
Class B Common Stock....   -0-    Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2011

Index

PART I - FINANCIAL INFORMATION
United Bancorporation Of Alabama, Inc.
And Subsidiary
Consolidated Balance Sheets

Item 1. Financial Statements

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$15,142,913	$18,179,566
Interest bearing deposits in banks	44,695,313	62,786,543
Cash and cash equivalents	59,838,226	80,966,109

Securities available for sale (amortized cost of $74,444,961 and $69,518,789 respectively)	73,539,287	68,808,624

Securities held to maturity (fair values of $14,869,192 and $17,302,864 respectively)	14,894,665	17,262,606

Loans	263,812,762	261,770,815
Less: Allowance for loan losses	5,404,474	5,139,998
Net loans	258,408,288	256,630,817

Premises and equipment, net	16,266,359	16,472,056
Interest receivable	2,004,477	2,192,768
Other assets	23,378,842	24,887,714

Total assets	448,330,144	467,220,694

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	121,011,588	142,681,749
Interest bearing	277,232,369	274,350,971
Total deposits	398,243,957	417,032,720

Advances from Federal Home Loan Bank of Atlanta	1,222,850	1,280,300
Treasury, tax, and loan account	863,074	944,078
Interest payable	375,018	402,953
Accrued expenses and other liabilities	1,734,492	1,731,437
Note payable to Trust	10,310,000	10,310,000
Total liabilities	412,749,391	431,701,488

Stockholders' equity

Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares, net of discount	10,097,131	10,080,227

Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,389,127 shares in 2011 and 2010, respectively	23,891	23,891
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	6,957,696	6,815,176
Accumulated other comprehensive loss net of tax	(543,410)	(426,105)
Retained earnings	19,558,304	19,721,667
	36,093,612	36,214,856

Less: 63,965 and 86,757 treasury shares, at cost, respectively	512,859	695,650
Total stockholders' equity	35,580,753	35,519,206
Total liabilities and stockholders' equity	$448,330,144	$467,220,694

See Notes to Consolidated Financial Statements

Index

United Bancorporation Of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
	2011	2010

Interest income:
Interest and fees on loans	$3,896,988	$4,138,769
Interest on investment securities:
Taxable	438,129	428,665
Nontaxable	84,646	258,368
Total investment income	522,775	687,033
Other interest income	45,692	32,734
Total interest income	4,465,455	4,858,536

Interest expense:
Interest on deposits	866,407	1,305,454
Interest on other borrowed funds	69,054	68,373
Total interest expense	935,461	1,373,827

Net interest income	3,529,994	3,484,709

Provision for loan losses	300,000	438,000

Net interest income after provision for loan losses	3,229,994	3,046,709

Noninterest income:
Service charge on deposits	796,682	826,017
Investment securities gains, net	-	159,465
Mortgage loan and related fees	63,570	54,965
Other	171,088	189,590
Total noninterest income	1,031,340	1,230,037

Noninterest expense:
Salaries and benefits	2,207,870	2,168,662
Net occupancy expense	483,691	538,476
Other	1,278,364	1,232,347
Total noninterest expense	3,969,925	3,939,485

Earnings before income tax expense (benefits)	291,409	337,261
Income tax expense (benefit)	64,047	(18,542)
Net earnings	227,362	355,803
Preferred stock dividends	51,500	128,750
Accretion on preferred stock discount	16,904	15,961
Net earnings available to common shareholders	$158,958	$211,092

Basic earnings per share available to common shareholders	$0.07	$0.09
Diluted earnings per share available to common shareholders	$0.07	$0.09
Basic weighted average shares outstanding	2,314,019	2,276,192
Diluted weighted average shares outstanding	2,314,019	2,276,192
Cash dividend per share	$-	$-

Statement of Comprehensive Income

Net earnings	$227,362	$355,803

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period	(117,305)	28,137
Reclassification adjustment for gains included in net earnings.	-	(95,679)
Comprehensive income	$110,057	$288,261

See Notes to Consolidated Financial Statements

Index

United Bancorporation Of Alabama, Inc.
and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2011	2010

Cash flows from operating activities
Net earnings	$227,362	$355,803
Adjustments to reconcile net earnings to net cash provided by operating activities Provision for loan losses	300,000	438,000
Depreciation of premises and equipment	235,719	290,569
Net amortization of premium on investment securities available for sale	110,801	57,177
Net amortization of premium on investment securities held to maturity	42,941	13,064
Gain on sales or calls of investment securities available for sale, net	-	(159,465)
Loss (gain) on sale of other real estate	9,501	(23,432)
Stock-based compensation	6,223	6,875
Decrease in interest receivable	188,291	556,617
Decrease in other assets	1,303,581	514,177
Decrease in interest payable	(27,935)	(72,617)
Increase in accrued expenses and other liabilities	3,055	68,651
Net cash provided by operating activities	2,399,539	2,045,419

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale Proceeds from maturities, calls, and principal	2,108,335	8,251,101
repayments of investment securities held to maturity	2,325,000	5,235,000
Proceeds from sales of investment securities available for sale	-	3,991,451
Purchases of investment securities available for sale	(7,145,308)	(15,862,731)
Net (increase) decrease in loans	(2,183,599)	1,033,601
Purchases of premises and equipment, net	(30,022)	(21,629)
Proceeds from sale of other real estate	380,122	150,362
Net cash provided by (used in) investing activities	(4,545,472)	2,777,155

Cash fows from financing activities
Net increase (decrease) in deposits	(18,788,763)	13,115,200
Cash dividends - preferred stock	(51,500)	(128,750)
Cash dividends - common stock	(3,233)	(3,220)
Repayments of advances from FHLB Atlanta	(57,450)	(57,450)
Increase (decrease) in other borrowed funds	(81,004)	240,858
Net cash provided by (used in) financing activities	(18,981,950)	13,166,638

Net increase (decrease) in cash and cash equivalents	(21,127,883)	17,989,212

Cash and cash equivalents, beginning of period	80,966,109	54,668,111

Cash and cash equivalents, end of period	$59,838,226	$72,657,323

Supplemental disclosures
Cash paid during the period for:
Interest	$963,396	$2,036,581
Income taxes	46,642	45,920

Noncash transactions

Transfer of loans to other real estate through foreclosure	$106,128	$23,000

See Notes to Consolidated Financial Statements

Index

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 – General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.  For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – Net Earnings per Common Share

Basic net earnings per common share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2011 and 2010.  Common stock outstanding consists of issued shares less treasury stock.  Diluted net earnings per share for the three month periods ended March 31, 2011 and 2010 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans.  There was no dilutive effect because the exercise price of the stock options was greater than the fair value of the stock as of March 31, 2011 and 2010.  Presented below is a summary of the components used to calculate diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Diluted earnings per share	$0.07	$0.09

Weighted average common shares outstanding	2,314,019	2,276,192

Dilutive effect of the assumed exercise of stock options	-	-

Total weighted average common shares and potential commonstock outstanding	2,314,019	2,276,192

Index

NOTE 3 – Investment Securities

The amortized cost and fair value of investment securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2011
U.S. Treasury securities	$20,181,014	$135,645	$(157,752)	$20,158,907
U.S. government sponsored agencies	39,462,908	186,654	(634,508)	39,015,054
State and political subdivisions	9,740,976	76,592	(359,115)	9,458,453
Mortgage-backed securities	5,049,910	-	(150,092)	4,899,818
Equity securities	10,153	-	(3,098)	7,055
	$74,444,961	$398,891	$(1,304,565)	$73,539,287
December 31, 2010
U.S. Treasury securities	$19,207,231	$157,497	$(135,666)	19,229,062
U.S. government sponsored agencies	35,391,603	273,654	(497,372)	35,167,885
State and political subdivisions	9,744,841	69,416	(447,406)	9,366,851
Mortgage-backed securities	5,164,961	-	(126,710)	5,038,251
Equity securities	10,153	-	(3,578)	6,575
	$69,518,789	$500,567	$(1,210,732)	$68,808,624

Index

 The amortized cost and fair value of investment securities held to maturity at March 31, 2011 and December 31, 2010 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2011
U.S. government sponsored agencies	$14,894,665	$242,500	$(267,973)	$14,869,192
	$14,894,665	$242,500	$(267,973)	$14,869,192
December 31, 2010
U.S. government sponsored agencies	$17,262,606	$290,222	$(249,964)	$17,302,864
	$17,262,606	$290,222	$(249,964)	$17,302,864

Index

Those investment securities classified as available for sale which have an unrealized loss position at March 31, 2011 and December 31, 2010 are detailed below:

March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities
U.S. Treasury securities	$3,929,063	$(157,752)	$-	$-	$3,929,063	$(157,752)
U.S. government sponsored agencies	21,624,096	(634,508)	-	-	21,624,096	(634,508)
State and political subdivisions	4,302,836	(222,167)	657,374	(136,948)	4,960,210	(359,115)
Mortgage-backed securities	4,899,818	(150,092)	-	-	4,899,818	(150,092)
Equity securities	-	-	7,055	(3,098)	7,055	(3,098)
Total temporarily impaired securities	$34,755,813	$(1,164,519)	$664,429	$(140,046)	$35,420,242	$(1,304,565)

December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities

U.S. Treasury securities	$3,954,531	$(135,666)	$-	$-	$3,954,531	$(135,666)
U.S. government sponsored agencies	17,681,269	(497,372)	-	-	17,681,269	(497,372)
State and political subdivdisions	4,537,904	(289,375)	636,830	(158,031)	5,174,734	(447,406)
Mortgage-backed securities	5,038,251	(126,710)	-	-	5,038,251	(126,710)
Equity securities	-	-	6,575	(3,578)	6,575	(3,578)
Total temporarily impaired securities	$31,211,955	$(1,049,123)	$643,405	$(161,609)	$31,855,360	$(1,210,732)

Index

Those investment securities classified as held to maturity which have an unrealized loss position at March 31, 2011 and December 31, 2010 are detailed below.

March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities

U.S. Government sponsored agencies	$7,586,537	$(267,973)	$-	$-	$7,586,537	$(267,973)
Total temporarily impaired securities	$7,586,537	$(267,973)	$-	$-	$7,586,537	$(267,973)

December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Description of Securities

U.S. Government sponsored agencies	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)
Total temporarily impaired securities	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)

The unrealized losses at both March 31, 2011 and December 31, 2010, were attributable to changes in market interest rates since the securities were purchased.  The Corporation systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Corporation’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value.

U.S. Treasury securities.  The unrealized losses on the two investments in U.S. Treasury obligations were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

U.S. Government sponsored agencies.  The unrealized losses on the twenty investments in direct obligations of U.S. government agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Index

States and political subdivisions.  The unrealized losses associated with nineteen securities issued by state and political subdivisions are primarily driven by wider credit spreads and changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Mortgage-backed securities.  The unrealized losses on the Corporation’s investment in two mortgage-backed securities were caused by interest rate increases.  As the mortgaged-backed securities are obligations of GNMA and a direct obligation of the U.S. Government, the decline in market value is attributable to changes in interest rates and not credit quality.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Equity securities.  The Corporation’s investment in equity securities consists of a single investment in the common stock of a government-sponsored enterprise.  Because of the Corporation’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2011.

Index

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at March 31, 2011.  In some cases the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. Treasury securities	$5,010,732	$11,083,468	$4,086,814	$-	$20,181,014
U.S. government sponsored agencies	-	23,601,215	15,861,693	-	39,462,908
State and political subdivisions	149,886	743,746	2,779,105	6,068,239	9,740,976
Mortgage-backed securities	-	-	-	5,049,910	5,049,910
Equity securities	10,153	-	-	-	10,153
Total	$5,170,771	$35,428,429	$22,727,612	$11,118,149	$74,444,961

Fair Value
U.S. Treasury securities	$5,033,125	$11,196,719	$3,929,063	$-	$20,158,907
U.S. government sponsored agencies	-	23,396,971	15,618,083	-	39,015,054
State and political subdivisions	151,752	769,175	2,745,012	5,792,514	9,458,453
Mortgage-backed securities	-	-	-	4,899,818	4,899,818
Equity securities	7,055	-	-	-	7,055
Total	$5,191,932	$35,362,865	$22,292,158	$10,692,332	$73,539,287

Total Average Yield	1.03%	1.82%	2.80%	3.85%	2.37%

The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at March 31, 2011.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. government sponsored agencies	$999,871	$7,039,173	$6,855,621	$-	$14,894,665
Total	$999,871	$7,039,173	$6,855,621	$-	$14,894,665

Fair Value
U.S. government sponsored agencies	$1,013,245	$7,257,882	$6,598,065	$-	$14,869,192
Total	$1,013,245	$7,257,882	$6,598,065	$-	$14,869,192

Total Average Yield	2.02%	2.76%	2.11%	0.00%	2.41%

Index

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31
	2011	2010

Gross gains realized	$-	$159,465
Gross losses realized	-	-
Net gain (loss) realized	$-	$159,465

There were no sales of securities held to maturity for the three months ended March 31, 2011 or 2010.

Investment securities available for sale with fair values of $28,884,035 and $28,143,732 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure federal funds lines, Federal Home Loan Bank advances, and public and trust deposits as required by law and for other purposes.

Investment securities held to maturity with amortized costs of $13,895,775 and $15,424,330 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure federal funds lines and public and trust deposits as required by law and for other purposes.

Restricted equity securities (included in Other assets in the Consolidated Balance Sheets) consist of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Federal Home Loan Bank stock	$1,046,700	$1,046,700
First National Bankers' Bank stock	825,000	825,000
	$1,871,700	$1,871,700

Index

NOTE 4 – Loans and Allowance for Loan Losses

At March 31, 2011 and December 31, 2010, the composition of the loan portfolio was as follows:

	March 31, 2011	December 31, 2010
Real estate:
Construction and land loans	$36,641,511	$36,825,855
Farmland	30,498,665	30,269,876
1-4 family residential mortgage	56,821,244	58,342,993
Multifamily	3,207,270	3,082,066
Commercial	73,043,151	73,800,481
Agriculture	19,948,566	12,633,816
Commercial	26,153,401	29,413,147
Consumer	13,463,828	13,597,817
States and political subdivisions	3,978,154	3,735,144
Other loans	56,972	69,620
Total	$263,812,762	$261,770,815

The following table summarizes the activity in the allowance for loan losses for the three month periods ended (in thousands):

	March 31,
	2011	2010

Balance at beginning of year	5,140	7,436

Provision charged to expense	300	438

Loans charged off	(121)	(474)

Recoveries	85	52

Balance at end of period	5,404	7,452

At March 31, 2011 and 2010, the amounts of nonaccrual loans were $17,280,000 and $19,606,000, respectively.

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

Index

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

Grade 7:  Substandard – This asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. Loans in this category involve more than a normal risk. There is limited opportunity to refinance. If liquidation were to take place there could be some recognized loss exposure.

Grade 8:  Doubtful – A loss is highly likely and there probably will be a default. There is no ability to refinance.  At this point collection effort should be in full process. Loans in this category will be reserved at a specific amount.

Index

These risk ratings are summarized into categories as follows:  Pass includes loans with Grades 1-5, Special Mention includes loans with a Grade of 6, and Substandard / Doubtful include loans with Grades 7 and 8.

The following tables summarize the credit risk profile of the loan portfolio by internally assigned grades as of March 31, 2011 (in thousands).

March 31, 2011
	Pass	Special Mention	Substandard / Doubtful	Total
Real estate:
Construction and land loans	$20,348	$3,838	$12,456	$36,642
Farmland	19,513	5,910	5,076	30,499
1-4 family residential mortgage	51,133	4,032	1,656	56,821
Multifamily	3,207	-	-	3,207
Commercial	51,670	12,863	8,510	73,043
Agriculture	15,117	2,945	1,887	19,949
Commercial	20,446	3,441	2,266	26,153
Consumer	13,408	36	20	13,464
States and political subdivisions	3,978	-	-	3,978
Other loans	57	-	-	57
Total	$198,877	$33,065	$31,871	$263,813

Approximately $533,000 of the $31,871,000 identified as Substandard / Doubtful above were considered Doubtful as of March 31, 2011.

Index

The following table summarizes the credit risk profile of our loan portfolio by internally assigned grades as of December 31, 2010 (in thousands).

	Pass	Special Mention	Substandard / Doubtful	Total
Real estate:
Construction and land loans	$19,306	$4,250	$13,270	$36,826
Farmland	18,438	6,352	5,480	30,270
1-4 family residential mortgage	52,544	3,538	2,261	58,343
Multifamily	3,082	-	-	3,082
Commercial	53,704	12,026	8,070	73,800
Agriculture	8,807	2,110	1,717	12,634
Commercial	21,853	3,223	4,337	29,413
Consumer	13,335	65	198	13,598
States and political subdivisions	3,735	-	-	3,735
Other loans	65	-	5	70
Total	$194,869	$31,564	$35,338	$261,771

Approximately $615,000 of the $35,338,000 identified as Substandard / Doubtful above are considered Doubtful as of December 31, 2010.

Index

The following table details the Bank’s non-accrual loans as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31,	December 31,
	2011	2010
Non-accrual loans:
Real estate:
Construction, land development, and other land loans	$8,648	$8,966
Farmland	851	1,210
1-4 family residential mortgage	1,013	801
Multifamily	-	-
Commercial	3,189	2,803
Agriculture	1,481	1,603
Commercial	2,096	2,162
Consumer	2	-
States and political subdivisions	-	-
Other loans	-	-
Total nonaccrual loans	$17,280	$17,545

The following table details the Bank’s allowance for loan loss as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31,	December 31,
	2011	2010
Allowance for loan losses:
Real estate:
Construction, land development, and other land loans	$2,292	$2,176
Farmland	114	119
1-4 family residential mortgage	636	576
Multifamily	8	7
Commercial	1,189	1,100
Agriculture	260	201
Commercial	742	772
Consumer	152	178
States and political subdivisions	10	9
Other loans	1	2
Total allowance for loan losses	$5,404	$5,140

Index

Changes in the allowance for loan losses for the periods ended March 31, 2011 and 2010 are as follows (in thousands):

	March 31,	March 31,
	2011	2010
Average amount of loans outstanding, net	$259,411	$281,692

Reserve for loan losses:
Beginning balance	$5,140	$7,436
Loans charged off:
Real estate:
Construction and land loans	(37)	(10)
Farmland	-	-
1-4 family residential mortgage	(41)	(148)
Multifamily	-	-
Commercial	(9)	-
Agriculture	(17)	-
Commercial	(1)	(239)
Consumer	(16)	(76)
States and political subdivisions	-	-
Other loans	-	(1)

Total charged off	(121)	(474)
Recoveries:
Real estate:
Construction and land loans	2	2
Farmland	-	-
1-4 family residential mortgage	3	39
Multifamily	-	-
Commercial	9	-
Agriculture	4	5
Commercial	60	1
Consumer	7	5
States and political subdivisions	-	-
Other loans	-	-
Total recoveries	85	52
Loans charged off, net	(36)	(422)
Additions to the allowance charged to operations	300	438
Ending balance	$5,404	$7,452

Net charge offs to average loans	0.01%	0.15%

Index

A loan is considered impaired when, based on current information and events; it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following tables detail the Bank’s impaired loans, by portfolio class, as of March 31, 2011 (in thousands).

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$1,976	$3,076	$-	$-
Farmland	687	687	-	-
1-4 family residential mortgage	716	716	-	-
Multifamily	-	-	-	-
Commercial	414	414	-	5
Agriculture	1,351	1,351	-	-
Commercial	1,059	3,070	-	-
Consumer	-	-	-	1
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$6,203	$9,314	$-	$6

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$7,663	$8,166	$1,267	$17
Farmland	148	148	31	-
1-4 family residential mortgage	812	812	159	17
Multifamily	-	-	-	-
Commercial	3,073	3,073	663	-
Agriculture	128	128	65	-
Commercial	1,109	1,109	484	2
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$12,933	$13,436	$2,669	$36

Index

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$9,639	$11,242	$1,267	$17
Farmland	835	835	31	-
1-4 family residential mortgage	1,528	1,528	159	17
Multifamily	-	-	-	-
Commercial	3,487	3,487	663	5
Agriculture	1,479	1,479	65	-
Commercial	2,168	4,179	484	2
Consumer	-	-	-	1
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$19,136	$22,750	$2,669	$42

Index

The following tables detail the Bank’s impaired loans, by portfolio class, as of December 31, 2010 (in thousands).

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With no specific allowance reserved
Real estate:
Construction and land loans	$2,748	$3,948	$-	$2
Farmland	3,485	3,485	-	55
1-4 family residential mortgage	1,320	1,320	-	42
Multifamily	-	-	-	-
Commercial	256	256	-	11
Agriculture	1,338	1,338	-	45
Commercial	1,157	3,168	-	12
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$10,304	$13,515	$-	$167

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$6,813	$7,315	$1,029	$95
Farmland	150	150	33	5
1-4 family residential mortgage	223	223	129	9
Multifamily	-	-	-	-
Commercial	2,871	2,871	565	61
Agriculture	252	252	74	14
Commercial	987	987	445	8
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$11,296	$11,798	$2,275	$192

Index

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$9,561	$11,263	$1,029	$97
Farmland	3,635	3,635	33	60
1-4 family residential mortgage	1,543	1,543	129	51
Multifamily	-	-	-	-
Commercial	3,127	3,127	565	72
Agriculture	1,590	1,590	74	59
Commercial	2,144	4,155	445	20
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$21,600	$25,313	$2,275	$359

The impaired loan amounts above included approximately $218,000 and $383,000 of troubled debt restructured loans as of March 31, 2011 and December 31, 2010, respectively.

Of the $21,600,000 in impaired loans as of December 31, 2010, approximately $52,000 was charged off against the allowance, $78,000 was foreclosed and recorded as ORE, and $3,163,000 was repaid in the first quarter of 2011.  The remainder was not considered impaired in the 2010 analysis.

The average amount of impaired loans for the quarter ended March 31, 2011 was $20,368,000. If impaired loans had been current throughout their terms, interest income would have been increased by $212,776 as of the first quarter of 2011.  There was $41,500 of interest income recognized from impaired loans for the quarter ended March 31, 2011.

Index

The following table summarizes the allowance for loan losses (ALL) related to impaired loans and the impaired loan balances by portfolio segment at March 31, 2011 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,267	$9,639	$-
Farmland	31	835	-
1-4 family residential mortgage	160	1,528	-
Multifamily	-	-	-
Commercial	663	3,487	-
Agriculture	65	1,479	-
Commercial	483	2,168	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,669	$19,136	$-

The following table summarizes the allowance for loan losses (ALL) related to impaired loans and the impaired loan balances by portfolio segment at December 31, 2010 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,029	$9,561	$-
Farmland	33	3,635	-
1-4 family residential mortgage	129	1,543	-
Multifamily	-	-	-
Commercial	565	3,127	-
Agriculture	74	1,590	-
Commercial	445	2,144	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,275	$21,600	$-

Index

The table below provides an analysis of past due status as of March 31, 2011 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$582	$538	$7	$1,127	$8,648	$26,867	$36,642
Farmland	292	85	11	388	851	29,260	30,499
1-4 family residential mortgage	135	32	-	167	1,013	55,641	56,821
Multifamily	-	-	-	-	-	3,207	3,207
Commercial	1,071	232	-	1,303	3,189	68,551	73,043
Agriculture	14	-	-	14	1,481	18,454	19,949
Commercial	49	-	31	80	2,096	23,977	26,153
Consumer	102	43	7	152	2	13,310	13,464
States and political subdivisions	-	-	-	-	-	3,978	3,978
Other loans	-	-	-	-	-	57	57
Totals	$2,245	$930	$56	$3,231	$17,280	$243,302	$263,813

The table below provides an analysis of past due status as of December 31, 2010 (in thousands):

	Past Due Loans (Accruing Interest						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$860	$106	$-	$966	$8,966	$26,894	$36,826
Farmland	2,527	18	519	3,064	1,210	25,996	30,270
1-4 family residential mortgage	155	51	-	206	801	57,336	58,343
Multifamily	-	-	-	-	-	3,082	3,082
Commercial	880	610	-	1,490	2,803	69,507	73,800
Agriculture	-	-	-	-	1,603	11,031	12,634
Commercial	119	-	-	119	2,162	27,132	29,413
Consumer	100	15	19	134	-	13,464	13,598
States and political subdivisions	-	-	-	-	-	3,735	3,735
Other loans	1	-	-	1	-	69	70
Totals	$4,642	$800	$538	$5,980	$17,545	$238,246	$261,771

NOTE 5 – Operating Segments

The Corporation operates in only one segment – commercial banking.

Index

NOTE 6 – Stock Based Compensation

At March 31, 2011, the Corporation had two stock-based compensation plans.  The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 13 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Stock Options

1998 Stock Option Plan

The following table represents stock option activity for the three months ended March 31, 2011:

	Shares under option	Weighted average exercise price per share	Weighted average remaining contractual life
Options outstanding, beginning of period	22,486	$16.15	2.2
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	22,486	16.15	1.9
Exercisable, end of period	22,486	16.15	1.9

There was no intrinsic value of option shares outstanding and exercisable for the periods ended March 31, 2011 and 2010, respectively.

The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.

Index

2007 Equity Incentive Plan

The following table represents stock option activity for the three months ended March 31, 2011:

	Shares under option	Weighted average exercise price per share	Weighted average remaining contractual life
Options outstanding, beginning of period	4,000	$14.85	8.4
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	4,000	14.85	8.2
Exercisable, end of period	1,600	14.85	8.2

As of March 31, 2011, there was $7,761 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans.  That cost is expected to be recognized over a period of approximately 2 years.

Restricted Stock

The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the three months ended March 31, 2011:

	Restricted stock activity	Weighted average fair value
Shares granted at beginning of period	5,515	16.65
Granted	—	—
Surrendered	—	—
Vested	—	—
Shares granted at end of period	5,515	16.65

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,978 at March 31, 2011.

As of March 31, 2011, there was $42,662 of total unrecognized compensation costs related to the restricted stock grants issued under the 2007 Plan.  That cost is expected to be recognized over a period of approximately 3 years.

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

Index

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Index

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

		Fair Value Measurements at March 31, 2011 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$73,539,287	$24,171,522	$49,367,765	$-

		Fair Value Measurements at March 31, 2010 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$71,822,559	$13,244,965	$58,577,594	$-

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

Index

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

The following table presents the assets carried on the balance sheet by asset type and by level within the FASB ASC 820 valuation hierarchy (as described above) as of March 31, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2011 and December 31, 2010, respectively.

	Carrying Value at March 31, 2011
					Three months ended March 31, 2011

					Total losses
	Total	Level 1	Level 2	Level 3

Impaired loans (1)	$12,413,089	$-	$-	$12,413,089	$(444,994)
Other real estate	9,778,394	-	-	9,778,394	(9,501)

(1) Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses

Index

	Carrying Value at December 31, 2010

	Total	Level 1	Level 2	Level3

Impaired loans	$11,367,697	$-	$-	$11,367,697
Other real estate	10,163,992	-	-	10,163,992

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

Index

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

The carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets:	(Dollars in Thousands)
Cash and short–term investments	$59,838	$59,838	$80,966	$80,966
Investment securities	88,434	88,408	86,071	86,111
Loans, net of the allowance for loan losses	258,408	267,117	256,631	264,155
Bank owned life insurance	2,872	2,872	2,845	2,845
Correspondent bank stock	1,872	1,872	1,872	1,872
Accrued interest receivable	2,004	2,004	2,193	2,193

Financial liabilities:
Deposits	398,244	401,613	417,033	420,546
Other borrowed funds	863	863	944	944
FHLB advances	1,223	1,458	1,280	1,534
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	375	375	403	403

Index

NOTE 8 – Recently Issued Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This guidance requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable.  Required enhancements to current disclosures include a roll-forward of the allowance for loans losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans.  Nonaccrual and impaired loans by class must also be shown.  Disclosure requirements also include: (1) credit quality indicators by class, (2) aging of past due loans by class, (3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, (4) defaults on TDRs by class and their effect on the allowance for loan losses, and (5) significant purchases and sales of loans disaggregated by portfolio segment.  This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period disclosures.  Activity-related disclosures are required for interim and annual reporting periods beginning on or after December 15, 2010.  Although this guidance required the Corporation to make additional disclosures in its financial statements, adoption of this guidance did not have any effect on the Corporation’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, which provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a TDR.  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period.  Early adoption is permitted.  The Corporation intends to adopt the provisions of this ASU when required, and is evaluating its potential impact on the Corporation’s consolidated financial statements.

Index

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2010 as filed in our annual report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three months ended March 31, 2011 and 2010, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Three Months Ended March 31, 2011 and 2010, Compared

Summary

Net income available to common shareholders was $158,958 for the first quarter of 2011 after the effects of dividends and accretion for preferred shares of $68,404.  The decrease of $52,134, or 24.7%, as compared to the first quarter of 2010 is primarily the result of lower realized gains on the sale of investment securities and a decline in revenue derived from service charges on deposit accounts.  Additionally, total assets, cash and equivalents and deposits declined from December 31, 2010.  This was the result of a large customer using approximately $30 million held in noninterest-bearing deposits to pay down loans at other lenders.  The depositor continues to maintain significant deposits with the Corporation’s banking subsidiary.

Index

Net Interest Income

Net interest income was $3,529,994 during the first quarter of 2011, an increase of $45,285 or 1.3% from the $3,484,709 recorded for the same period in 2010.  The net interest income, on a tax equivalent basis, as a percentage of average earning assets was 3.46% for the first quarter of 2011 as compared to 3.51% for the same period in 2010.

Total interest income decreased $393,081 (8.1%) in the first quarter of 2011 compared to the same period in 2010.  The reduction in interest income is primarily the result of the lower average balance of loans.  Loans averaged $259.4 million in the 2011 quarter versus $281.7 million in the 2010 quarter.  Additionally, more funds were directed to short term, liquid assets with low yields to increase liquidity.  This change in the mix of earning assets resulted in a tax equivalent yield of 4.36%, which was 0.49% lower than the 4.85% earned in the 2010 quarter.  The yield received on loans was slightly higher at 5.82% for the 2011 period as compared to 5.73% for the same period in 2010.  Although nonaccrual loans declined from the 2010 period, they remained elevated and served to reduce the amount of interest income earned.  The level of nonaccruals at March 31, 2011 was $17,280,000 compared to $19,606,000 at March 31, 2010, a decline of $2,326,000.

The decline in interest income was more than offset by a reduction in interest expense of $438,366 or 31.9%.  Average interest-bearing liabilities decreased by $10.9 million for the first quarter of 2011, compared to the same period in 2010, as time deposits were reduced in response to the reduction in loans.  Additionally, the rate paid on interest-bearing liabilities was lower at 1.31% in 2011 as compared to 1.86% in 2010, a reduction of 0.55%.

Provision for Loan Losses

The provision for loan losses totaled $300,000 for the first quarter of 2011 as compared to $438,000 for the same period in 2010.  For further discussion of this item see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income decreased $198,697 or 16.2% for the first quarter of 2011.  No gains from the sale of securities were realized during the first quarter of 2011 compared with the $159,465 realized in the first quarter of 2010.  Excluding these gains noninterest income declined by $39,232 or 3.7%.  Revenue from service charges and fees on deposit accounts decreased by $29,335 (3.6%); fees earned from the origination of mortgage loans increased by $8,605 (15.7%); fees received from the sale of insurance and securities was lower by $24,624 (41.3%); and fees from other services, such as check cashing fees, earnings on cash surrender value of life insurance and miscellaneous services were higher by approximately $6,000.

Index

Noninterest Expense

Total noninterest expense increased $30,440, or 0.8%, in the first quarter of 2011 compared to the same quarter of 2010.  Salaries and benefits expense was higher by $39,208.  However, the Corporation did not provide for general salary increases or bonuses in the first quarter of 2011.  Some necessary positions were added and the salary component increased by $13,470 or 0.8%.  The cost of health insurance increased by $20,085 or 13.1%.  Occupancy expenses were lower by $54,786 or 10.2%, primarily due to lower depreciation expense, in the amount of $53,124, as plant and equipment replacements were done on an “as needed basis” or for items that had a possible negative impact on customer service.  All other noninterest expense was higher by $46,017 (3.7%).  This increase was driven by an increase in FDIC insurance premiums of $54,480.  Other expenses representing items over which the Corporation can exercise some degree of control showed small changes both higher and lower.

Income Tax

Earnings before taxes for the first quarter of 2011 were $291,409 as compared to $337,261 in the first quarter of 2010, a decrease of $45,852 or 13.6%.  In the first quarter of 2011, the Corporation recorded an income tax expense of $64,047 as opposed to the benefit recorded in the first quarter of 2010 of $18,542.   The increase was caused by a reduction in nontaxable interest income from investment securities.  The Corporation’s holdings of tax free municipal bonds were reduced in late 2010.  Investments in this category totaled $8,207,475 at March 31, 2011 as opposed to $24,190,779 at March 31, 2010.  The transactions are more fully described in the Corporation’s report on Form 10-Q for the quarter ending September 30, 2010.

Index

Financial Condition and Liquidity

Total assets on March 31, 2011 were $448,330,144, a decrease of approximately $18,890,000, or 4.0%, from December 31, 2010.  Total deposits decreased by $18.8 million or 4.5% while loans increased by $2.0 million.  Total equity (common and preferred) decreased by $121,244 to $36.1 million during the quarter.

The Corporation continues to take steps to maintain a strong liquidity position that is designed to provide sufficient availability of funds to meet planned needs.  This liquidity position has been held at a higher than historical level because of the continued economic uncertainty.  The ratio of total loans to deposits on March 31, 2011 was 66.2% as compared to 62.8% on December 31, 2010.  As economic conditions improve and the market for bank funding strengthens, the continued need for the increased level of liquidity will be reviewed.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2011 were $59,838,226 which is a decrease of $21,127,883, or 26.1%, from December 31, 2010. The decrease is the result of the large depositor’s repayment of debt discussed in Summary above and the reallocation of funds from short term, liquid assets to investment securities - available for sale.

Investment Securities – Available for Sale

Investment securities available for sale were $73,539,287, an increase of $4,730,000, or 6.9% during the first quarter of 2011.  The increase is the result of reinvesting proceeds from maturing and called securities classified as held to maturity into this category and the reallocation of liquid assets into securities.

Investment Securities – Held to Maturity

Investment securities held to maturity decreased by approximately $2,368,000, or 13.7%, to $14,894,665.  Securities designated as held to maturity are not liquid or subject to sale.  The Corporation reviews the limits and target levels on this category regularly.  As a result of its review, during the first quarter of 2011, proceeds from maturing or called securities were reinvested in the available for sale category to assure that the Corporation continues to have the financial flexibility needed in the current environment.

Loans

Gross loans at March 31, 2011 were $263,812,762, an increase of approximately $2,042,000, or 0.8%, from December 31, 2010.  The increase is concentrated in agricultural related loans for farmland and production.  The Bank continues to seek loans to quality borrowers.

Index

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management's opinion, is appropriate to provide for estimated losses in the portfolio at the balance sheet date. Factors considered in determining the adequacy of the allowance include historical loan loss experience, the amount and trend of past due loans, loans classified from the most recent regulatory examinations and internal reviews, general economic conditions, the effect of lending policies and effectiveness of management and the current portfolio mix including concentrations.  The amount charged to the provision is that amount deemed necessary to maintain the allowance for loan losses at a level indicative of the associated risk, as determined by management, of the current portfolio.

The allowance for loan losses consists of two portions:  the impaired portion and the non-impaired portion.  The impaired portion is based on identified problem loans and is determined based on an assessment of credit risk related to those loans.  Specific loss estimate amounts are included in the allowance based on an evaluation of the individual credits.  Any loan categorized loss is charged off in the period which the loan is so categorized.

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

The Corporation continues with the methodology introduced in the fourth quarter of 2010 in which the Corporation began to segment the loan portfolio by type of loan for analysis and to compute the needed reserve on non-impaired loans based on historical charge off performance for each segment.  This was done to more accurately reflect performance of individual portfolio segments; as well was, to obtain more precise information regarding these segments.  Also, this methodology allows the Corporation to better target loan growth by concentrating on those segments with lower loss histories and aid in identification of areas or segments requiring more attention.  The effect on the calculated level of the reserve will be in direct proportion to the loss rate and volume of those sectors with loss rate histories either higher or lower than the average loss rate for the portfolio as a whole.

At March 31, 2011, the ratio of reserves to total loans was 2.05% compared to the ratio at December 31, 2010 of 1.96%.  The amount of reserve allocated to specific loans at March 31, 2011 was $2,668,665 versus the level at December 31, 2010 of $2,275,207.

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

Index

Premises and Equipment

Premises and equipment decreased $205,697, or 1.2%, during the first quarter of 2011.  The reduction in this account is due to the assets being depreciated with little additional capital spending to counter the reduction.

Deposits

Total deposits decreased approximately $18,789,000, or 4.5%, at March 31, 2011 from December 31, 2010, including a decrease of approximately $21,670,000 in non-interest bearing deposits and an increase of approximately $2,881,000 in interest bearing deposits.  The large customer discussed in Summary above represented a decrease of $30,000,000 in non-interest bearing deposits.

Liquidity

One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds.  Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank.  In the current economy, these sources are not as reliable as in more normal times.  The Corporation has chosen to maintain on balance sheet sources of liquidity such as deposits at the Federal Reserve, federal funds sold and liquid, short term investments at higher than historical levels to assure an adequate source of liquid funding.  This strategy has depressed the net interest margin as these short-term, highly liquid assets have lower yields than loans or longer term, less liquid assets.  Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be further impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2011 is considered appropriate by management.

Index

Capital Adequacy

Total stockholders' equity on March 31, 2011, was $35,580,753, an increase of $61,547, from December 31, 2010.  This increase is comprised of current period earnings of $227,362 and is offset by the decrease of accumulated other comprehensive income net of tax of $117,305; dividends and amortization of $68,404 related to the U.S. Treasury’s Community Development Capital Initiative as described more fully in Note 9 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010; and the recognition of $6,223 of compensation expense related to previous years’ grants of stock options and restricted stock.

In February 2011, a 1% stock dividend was transferred from treasury stock to shareholders of record as of January 31, 2011.

The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At March 31, 2011, trust preferred securities included in Tier 1 capital totaled $10 million.

Federal and State of Alabama Regulators have established quantitative measures to ensure capital adequacy requiring the Corporation and its Bank to maintain minimum capital levels.  The primary target capital ratio is the maintenance of the Tier I Leverage Ratio by the Bank at or above 8.50% of average assets during any quarter.  In the first quarter of 2011, the Bank reported in its “Call Report” a Tier I Leverage Ratio of 8.69% of average assets.  Management believes as of March 31, 2011 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject. The payment of dividends has a direct impact on capital adequacy and is subject to approval by the Federal and State of Alabama regulators.

Index

As of March 31, 2011, the most recent notification from the appropriate regulatory agencies categorized the Bank as “adequately capitalized” under the applicable regulatory framework.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

		Adequately	Well
	March 31,	Capitalized	Capitalized
	2011	Treatment	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	15.68%	8.00%	10.00%
Tier 1 risk-based capital	13.84	4.00	6.00
Leverage Ratio	8.61	4.00	5.00

United Bank
Total risk-based capital	15.17%	8.00%	10.00%
Tier 1 risk-based capital	13.91	4.00	6.00
Leverage ratio	8.69	4.00	5.00

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

The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

March 31,
2011

Commitments to extend credit	$46,811,583
Standby letters of credit	1,406,922

Index

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

Index

PART II -- OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

UNITED BANCORPORATION OF ALABAMA, INC.

Date: May 13, 2011

/s/ Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer

/s/ Allen O. Jones, Jr.
Allen O. Jones, Jr.
Senior Vice President and Chief Financial Officer

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