Form 10-Q
period 2011-06-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2011-08-15
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 2011.

Class A Common Stock.... 2,348,185 Shares
Class B Common Stock....   -0-    Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

Index

PART I--FINANCIAL INFORMATION
United Bancorporation Of Alabama, Inc.
and Subsidiary
Consolidared Balance Sheets

Item 1.Financial Statements
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$10,455,302	$18,179,566
Interest bearing deposits in banks	42,441,489	62,786,543
Cash and cash equivalents	52,896,791	80,966,109

Securities available for sale (amortized cost of $66,014,500 and $69,518,789 respectively)	66,211,005	68,808,624

Securities held to maturity (fair values of $21,748,689 and $17,302,864 respectively)	21,390,928	17,262,606

Loans held for sale	857,000	-

Loans held for investment	263,755,383	261,770,815
Less: Allowance for loan losses	5,405,326	5,139,998
Net loans held for investment	258,350,057	256,630,817

Premises and equipment, net	16,117,302	16,472,056
Interest receivable	2,065,190	2,192,768
Other assets	12,887,418	14,723,722
Other real estate owned	10,852,521	10,163,992

Total assets	441,628,212	467,220,694

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	122,669,478	142,681,749
Interest bearing	268,073,556	274,350,971
Total deposits	390,743,034	417,032,720

Advances from Federal Home Loan Bank of Atlanta	1,197,900	1,280,300
Treasury, tax, and loan account	887,507	944,078
Interest payable	342,947	402,953
Accrued expenses and other liabilities	1,585,576	1,731,437
Note payable to Trust	10,310,000	10,310,000
Total liabilities	405,066,964	431,701,488

Stockholders' equity
Preferred stock of $.01 par value. Authorized 250,000 shares;10,300 shares, net of discount	10,114,279	10,080,227
Class A common stock, $0.01 par value.
Authorized 5,000,000 shares; issued and outstanding, 2,389,127 shares	23,891	23,891
Class B common stock, $0.01 par value.
Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	6,963,919	6,815,176
Accumulated other comprehensive income (loss) net of tax	117,898	(426,105)
Retained earnings	19,854,120	19,721,667
	37,074,107	36,214,856

Less: 63,965 and 86,757 treasury shares, at cost, respectively	512,859	695,650
Total stockholders' equity	36,561,248	35,519,206
Total liabilities and stockholders' equity	$441,628,212	$467,220,694

See Notes to Consolidated Financial Statements

Index

United Bancorporation Of Alabama, Inc.
And Subsidiary
Consolidated Statements of Earnings and Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$4,004,038	$4,233,077	$7,901,026	$8,371,846
Interest on investment securities available for sale:
Taxable	430,250	396,013	868,379	824,678
Nontaxable	82,102	237,282	166,748	495,650
Total investment income	512,352	633,295	1,035,127	1,320,328
Other interest income	29,871	39,271	75,563	72,005
Total interest income	4,546,261	4,905,643	9,011,716	9,764,179

Interest expense:
Interest on deposits	794,015	1,140,477	1,660,422	2,445,931
Interest on other borrowed funds	70,281	72,776	139,335	141,149
Total interest expense	864,296	1,213,253	1,799,757	2,587,080

Net interest income	3,681,965	3,692,390	7,211,959	7,177,099

Provision for loan losses	300,000	600,000	600,000	1,038,000

Net interest income after provision for loan losses	3,381,965	3,092,390	6,611,959	6,139,099

Noninterest income:
Service charge on deposits	793,622	834,472	1,590,304	1,660,489
Investment securities gains, net	25,104	59,889	25,104	219,354
Mortgage loan and related fees	57,466	82,736	121,036	137,701
Other	271,860	233,216	442,948	422,806
Total noninterest income	1,148,052	1,210,313	2,179,392	2,440,350

Noninterest expense:
Salaries and benefits	2,213,492	2,153,319	4,421,362	4,321,981
Net occupancy expense	484,811	557,790	968,502	1,096,266
Other	1,327,274	1,505,006	2,605,638	2,737,353
Total noninterest expense	4,025,577	4,216,115	7,995,502	8,155,600

Earnings before income tax expense (benefits)	504,440	86,588	795,849	423,849
Income tax expense (benefits)	139,976	(58,767)	204,023	(77,309)
Net earnings	364,464	145,355	591,826	501,158
Preferred stock dividends	51,500	128,750	103,000	257,500
Accretion on preferred stock discount	15,249	16,192	32,153	32,153
Net earnings available to common shareholders	$297,715	$413	$456,673	$211,505

Basic earnings per share	$0.13	$0.00	$0.20	$0.09
Diluted earnings per share	$0.13	$0.00	$0.20	$0.09
Basic weighted average shares outstanding	2,325,162	2,279,669	2,319,621	2,277,940
Diluted weighted average shares outstanding	2,325,162	2,280,456	2,319,621	2,278,727
Cash dividend per share	$-	$-	$-	$-

Statement of Comprehensive Income

Net earnings	$364,464	$145,355	$591,826	$501,158

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period	676,370	488,290	559,065	516,427
Reclassification adjustment for gains included in net earnings	(15,062)	(35,933)	(15,062)	(131,612)
Comprehensive Income	$1,025,772	$597,712	$1,135,829	$885,973

See Notes to Consolidated Financial Statements

Index

United Bancorporation Of Alabama, Inc
And Subsidiary
Consollidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2011	2010

Cash flows from operating activities
Net earnings	$591,826	$501,158
Adjustments to reconcile net earnings to net cash provided by operating activities
Provision for loan losses	600,000	1,038,000
Depreciation of premises and equipment	471,032	583,058
Net amortization of premuim / discount on investment securities available for sale	207,859	118,576
Net amortization of premium / discount on investment securities held to maturity	83,089	26,128
Gain on sales of investment securities available for sale, net	(25,104)	(219,354)
Loss (gain) on sale of other real estate	9,281	(27,066)
Originations of loans held for sale	(1,493,350)	-
Proceeds from sales of loans held for sale	636,350	-
Stock-based compensation	12,446	13,748
Decrease in interest receivable	127,578	364,122
Decrease in other assets	1,474,857	533,366
Decrease in interest payable	(60,006)	(140,721)
Increase (decrease) in accrued expenses and other liabilities	(145,861)	54,887
Net cash provided by operating activities	2,489,997	2,845,902

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	4,912,042	13,933,798
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	2,387,586	5,235,000
Proceeds from sales of investment securities available for sale	5,554,800	6,405,693
Purchases of investment securities available for sale	(7,145,308)	(28,837,863)
Purchases of investment securities held to maturity	(6,598,997)	-
Net increase in loans	(3,832,411)	(580,138)
Purchases of premises and equipment, net	(116,278)	(40,170)
Proceeds from sale of other real estate	814,142	236,846
Net cash used in investing activities	(4,024,424)	(3,646,834)

Cash flows from financing activities
Net increase (decrease) in deposits	(26,289,686)	34,548,696
Cash dividends - preferred stock	(103,000)	(257,500)
Cash dividends - common stock	(3,234)	(3,220)
Repayments of advances from FHLB Atlanta	(82,400)	(82,400)
Increase (decrease) in other borrowed funds	(56,571)	242,296
Net cash provided by (used in) financing activities	(26,534,891)	34,447,872

Net increase (decrease) in cash and cash equivalents	(28,069,318)	33,646,940

Cash and cash equivalents, beginning of period	80,966,109	54,668,111

Cash and cash equivalents, end of period	$52,896,791	$88,315,051

Supplemental disclosures
Cash paid during the period for:
Interest	$1,859,763	$2,727,801
Income taxes	52,509	51,704

Noncash transactions
Transfer of loans to other real estatethrough foreclosure	$1,513,171	$1,304,139

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

Index

NOTE 2 – Net Earnings per Share

Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three and six month periods ended June 30, 2011 and 2010.  Common stock outstanding consists of issued shares less treasury stock.  Diluted net earnings per share for the three and six month periods ended June 30, 2011 and 2010 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods. There was no dilutive effect for the three and six months ended June 30, 2011 because the exercise price of the stock options was greater than the fair value of the stock as of June 30, 2011. Presented below is a summary of the components used to calculate diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Diluted earnings per share	$0.13	$-	$0.20	$0.09

Weighted average common shares outstanding	2,325,162	2,279,669	2,319,621	2,277,940

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	-	787	-	787

Total weighted average common shares and potential common stock outstanding	2,325,162	2,280,456	2,319,621	2,278,727

Index

 NOTE 3 – Investment Securities

The amortized cost and fair value of investment securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
June 30, 2011
U.S. Treasury securities	$20,159,111	$179,918	$(42,935)	$20,296,094
U.S. government sponsored agencies	31,867,490	345,553	(191,962)	32,021,081
State and political subdivisions	9,012,111	130,971	(173,386)	8,969,696
Mortgage-backed securities	4,965,635	-	(48,941)	4,916,694
Equity securities	10,153	-	(2,713)	7,440
	$66,014,500	$656,442	$(459,937)	$66,211,005
December 31, 2010
U.S. Treasury securities	$19,207,231	$157,497	$(135,666)	19,229,062
U.S. governmentsponsored agencies	35,391,603	273,654	(497,372)	35,167,885
State and political subdivisions	9,744,841	69,416	(447,406)	9,366,851
Mortgage-backed securities	5,164,961	-	(126,710)	5,038,251
Equity securities	10,153	-	(3,578)	6,575
	$69,518,789	$500,567	$(1,210,732)	$68,808,624

Index

The amortized cost and fair value of investment securities held to maturity at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
June 30, 2011
U.S. government sponsored agencies	$14,855,639	$331,276	$(66,567)	$15,120,348
Mortgage-backed securities	6,535,289	93,052	-	6,628,341
	$21,390,928	$424,328	$(66,567)	$21,748,689
December 31, 2010
U.S. government sponsored agencies	$17,262,606	$290,222	$(249,964)	$17,302,864
	$17,262,606	$290,222	$(249,964)	$17,302,864

Index

Those investment securities classified as available for sale which have an unrealized loss position at June 30, 2011 and December 31, 2010 are detailed below:

June 30, 2011
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$3,032,344	$(42,935)	$-	$-	$3,032,344	$(42,935)
U.S. government sponsored agencies	13,241,628	(191,962)	-	-	13,241,628	(191,962)
State and political subdivisions	2,325,159	(53,880)	1,079,276	(119,506)	3,404,435	(173,386)
Mortgage-backed securities	4,916,694	(48,941)	-	-	4,916,694	(48,941)
Equity securities	-	-	7,440	(2,713)	7,440	(2,713)
Total temporarily impaired securities	$23,515,825	$(337,718)	$1,086,716	$(122,219)	$24,602,541	$(459,937)

December 31, 2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$3,954,531	$(135,666)	$-	$-	$3,954,531	$(135,666)
U.S. government sponsored agencies	17,681,269	(497,372)	-	-	17,681,269	(497,372)
State and political subdivdisions	4,537,904	(289,375)	636,830	(158,031)	5,174,734	(447,406)
Mortgage-backed securities	5,038,251	(126,710)	-	-	5,038,251	(126,710)
Equity securities	-	-	6,575	(3,578)	6,575	(3,578)
Total temporarily impaired securities	$31,211,955	$(1,049,123)	$643,405	$(161,609)	$31,855,360	$(1,210,732)

Index

Those investment securities classified as held to maturity which have an unrealized loss position at June 30, 2011 and December 31, 2010 are detailed below.

June 30, 2011
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government sponsored agencies	$6,752,953	$(66,567)	$-	$-	$6,752,953	$(66,567)

Total temporarily impaired securities	$6,752,953	$(66,567)	$-	$-	$6,752,953	$(66,567)

December 31, 2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government sponsored agencies	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)

Total temporarily impaired securities	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)

U.S. Treasury securities.  The unrealized loss on one investment in U.S. Treasury obligations was caused by interest rate increases.  The contractual terms of the investment do not permit the issuer to settle the security at a price less than the amortized cost base of the investment.  Because the Corporation does not currently intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of the amortized cost base, which may be at maturity, the Corporation does not consider this investments to be other-than-temporarily impaired at June 30, 2011.

U.S. Government sponsored agencies.  The unrealized losses on twelve investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

States and political subdivisions.  The unrealized losses associated with thirteen securities issued by state and political subdivisions are primarily driven by wider credit spreads and changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Index

Mortgage-backed securities.  The unrealized losses on the Corporation’s investment in two mortgage-backed securities were caused by interest rate increases.  As the mortgaged-backed securities are obligations of GNMA and a direct obligation of the U.S. Government, the decline in market value is attributable to changes in interest rates and not credit quality.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Equity securities.  The Corporation’s investment in equity securities consists of a single investment in the common stock of a government-sponsored enterprise.  Because of the Corporation’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2011.

Index

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at June 30, 2011.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. Treasury securities	$8,013,619	$8,062,098	$4,083,394	$-	$20,159,111
U.S. governement sponsored agencies	-	18,572,835	13,294,655	-	31,867,490
State and political subdivisions	149,935	563,866	2,988,833	5,309,477	9,012,111
Mortgage-backed securities	-	-	-	4,965,635	4,965,635
Equity securities	10,153	-	-	-	10,153
Total	$8,173,707	$27,198,799	$20,366,882	$10,275,112	$66,014,500

Fair Value
U.S. Treasury securities	$8,049,688	$8,194,844	$4,051,562	$-	$20,296,094
U.S. governement sponsored agencies	-	18,705,727	13,315,354	-	32,021,081
State and political subdivisions	150,963	590,135	3,009,989	5,218,609	8,969,696
Mortgage-backed securities	-	-	-	4,916,694	4,916,694
Equity securities	7,440	-	-	-	7,440
Total	$8,208,091	$27,490,706	$20,376,905	$10,135,303	$66,211,005

Total Average Yield	1.04%	1.64%	2.84%	3.88%	2.28%

The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at June 30, 2011.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. government sponsored agencies	$999,913	$7,036,207	$6,819,519	$-	$14,855,639
Mortgage-backed securities	-	-	-	6,535,289	6,535,289
Total	$999,913	$7,036,207	$6,819,519	$6,535,289	$21,390,928

Fair Value
U.S. government sponsored agencies	$1,009,525	$7,357,871	$6,752,952	$-	$15,120,348
Mortgage-backed securities	-	-	-	6,628,341	6,628,341
Total	$1,009,525	$7,357,871	$6,752,952	$6,628,341	$21,748,689

Total Average Yield	2.02%	2.76%	2.11%	3.16%	2.64%

Index

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Gross gains realized	$25,697	$69,583	$25,697	$306,058
Gross losses realized	(593)	(9,694)	(593)	(86,704)
Net gain (loss) realized	$25,104	$59,889	$25,104	$219,354

There were no sales of securities held to maturity for the three or six months ended June 30, 2011 or 2010.

Investment securities available for sale with fair values of $30,551,574 and $28,143,732 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure federal funds lines, Federal Home Loan Bank advances, and public and trust deposits as required by law and for other purposes.

Investment securities held to maturity with amortized costs of $13,856,669 and $15,424,330 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure federal funds lines and public and trust deposits as required by law and for other purposes.

Restricted equity securities (included in Other assets in the Consolidated Balance Sheets) consist of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Federal Home Loan Bank stock	$946,700	$1,046,700
First National Bankers' Bank stock	825,000	825,000
	$1,771,700	$1,871,700

Index

NOTE 4 – Loans and Allowance for Loan Losses

At June 30, 2011 and December 31, 2010, the composition of the loan portfolio was as follows:

	June 30,	December 31,
	2011	2010
Real estate:
Construction and land loans	$36,081,554	$36,825,855
Farmland	30,286,286	30,269,876
1-4 family residential mortgage	56,879,895	58,342,993
Multifamily	3,478,769	3,082,066
Commercial	72,848,376	73,800,481
Agriculture	24,012,923	12,633,816
Commercial	22,146,804	29,413,147
Consumer	14,027,496	13,597,817
States and political subdivisions	3,899,262	3,735,144
Other loans	94,018	69,620
Gross loans held for investment	263,755,383	261,770,815
Allowance for loan losses	(5,405,326)	(5,139,998)
Net loans held for investment	258,350,057	256,630,817
Loans held for sale	857,000	-
Total loans	$259,207,057	$256,630,817

Historically, the Bank has acted in an agent or broker capacity when originating mortgage loans for customers.  During the second quarter, the Bank began to originate mortgage loans in a principal capacity and hold them for resale.  These loans, totaling $857,000 as of June 30, 2011, are held pending sale at their fair value and identified in the table above.  The Bank may be exposed to additional, yet contained, risks associated with the addition of loans held for sale to both the its loan portfolio and operations.  These risks are further discussed in Risk Factors.

The following table summarizes the activity in the allowance for loan losses for the six month periods ended (in thousands):

	June 30,
	2011	2010

Balance at beginning of year	5,140	7,436

Provision charged to expense	600	1,038

Loans charged off	(448)	(807)

Recoveries	113	74

Balance at end of period	5,405	7,741

Index

At June 30, 2011 and 2010, the amounts of nonaccrual loans were $15,146,000 and $20,891,000, respectively.

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

Index

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

Grade 7:  Substandard – This asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. Loans in this category involve more than a normal risk. There is limited opportunity to refinance. If liquidation were to take place there could be some recognized loss exposure.  If the loan is determined to be impaired, an analysis will be performed to determine the amount of reserve, if any, to be recognized.

Grade 8: Doubtful – A loss is highly likely and there probably will be a default. There is no ability to refinance.  At this point collection effort should be in full process. Loans in this category will be reserved at a specific amount in line with the impairment analysis performed if the loan is determined to be impaired.

These risk ratings are summarized into categories as follows:  Pass includes loans with Grades 1-5, Special Mention includes loans with a Grade of 6, and Substandard / Doubtful include loans with Grades 7 and 8.

The following tables summarize the credit risk profile of the loan portfolio by internally assigned grades as of June 30, 2011 (in thousands).

	Pass	Special Mention	Substandard / Doubtful	Total
Real estate:
Construction and land loans	$21,355	$3,852	$10,875	$36,082
Farmland	20,105	5,049	5,132	30,286
1-4 family residential mortgage	51,406	4,171	1,303	56,880
Multifamily	3,479	-	-	3,479
Commercial	50,770	12,183	9,895	72,848
Agriculture	18,641	3,480	1,892	24,013
Commercial	19,902	774	1,471	22,147
Consumer	13,941	63	23	14,027
States and political subdivisions	3,899	-	-	3,899
Other loans	94	-	-	94
Total	$203,592	$29,572	$30,591	$263,755

Approximately $534,000 of the $30,591,000 identified as Substandard / Doubtful above were considered Doubtful as of June 30, 2011.

Index

The following table summarizes the credit risk profile of our loan portfolio by internally assigned grades as of December 31, 2010 (in thousands).

	Pass	Special Mention	Substandard / Doubtful	Total
Real estate:
Construction and land loans	$19,306	$4,250	$13,270	$36,826
Farmland	18,438	6,352	5,480	30,270
1-4 family residential mortgage	52,544	3,538	2,261	58,343
Multifamily	3,082	-	-	3,082
Commercial	53,704	12,026	8,070	73,800
Agriculture	8,807	2,110	1,717	12,634
Commercial	21,853	3,223	4,337	29,413
Consumer	13,335	65	198	13,598
States and political subdivisions	3,735	-	-	3,735
Other loans	65	-	5	70
Total	$194,869	$31,564	$35,338	$261,771

Approximately $615,000 of the $35,338,000 identified as Substandard / Doubtful above were considered Doubtful as of December 31, 2010.

Index

The following table details the Bank’s non-accrual loans as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30,	December 31,
	2011	2010
Non-accrual loans:
Real estate:
Construction, land development, and other land loans	$7,948	$8,966
Farmland	851	1,210
1-4 family residential mortgage	508	801
Multifamily	-	-
Commercial	2,998	2,803
Agriculture	1,468	1,603
Commercial	1,371	2,162
Consumer	2	-
States and political subdivisions	-	-
Other loans	-	-
Total nonaccrual loans	$15,146	$17,545

The following table details the Bank’s allowance for loan loss as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30,	December 31,
	2011	2010
Allowance for loan losses:
Real estate:
Construction, land development, and other land loans	$2,298	$2,176
Farmland	147	119
1-4 family residential mortgage	557	576
Multifamily	8	7
Commercial	1,209	1,100
Agriculture	293	201
Commercial	714	772
Consumer	167	178
States and political subdivisions	9	9
Other loans	3	2
Total allowance for loan losses	$5,405	$5,140

Index

Changes in the allowance for loan losses for the periods ended June 30, 2011 and 2010 are as follows (in thousands):

	June 30,	June 30,
	2011	2010
Average amount of loans outstanding, net	$264,795	$282,441

Reserve for loan losses:
Beginning balance	$5,140	$7,436
Loans charged off:
Real estate:
Construction and land loans	(41)	(188)
Farmland	-	-
1-4 family residential mortgage	(199)	(238)
Multifamily	-	-
Commercial	(109)	(29)
Agriculture	(17)	-
Commercial	(39)	(241)
Consumer	(42)	(107)
States and political subdivisions	-	-
Other loans	(1)	(4)

Total charged off	(448)	(807)
Recoveries:
Real estate:
Construction and land loans	4	8
Farmland	-	-
1-4 family residential mortgage	5	40
Multifamily	-	-
Commercial	9	-
Agriculture	7	10
Commercial	72	2
Consumer	16	13
States and political subdivisions	-	-
Other loans	-	1
Total recoveries	113	74
Loans charged off, net	(335)	(733)
Additions to the allowance charged to operations	600	1,038
Ending balance	$5,405	$7,741

Net annualized charge offs to average loans	0.25%	0.52%

Index

A loan is considered impaired when, based on current information and events; it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following tables detail the Bank’s impaired loans, by portfolio class, as of June 30, 2011 (in thousands).

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$229	$229	$-	$2
Farmland	663	663	-	-
1-4 family residential mortgage	427	427	-	-
Multifamily	-	-	-	-
Commercial	314	314	-	11
Agriculture	1,352	1,352	-	-
Commercial	113	632	-	1
Consumer	207	207	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$3,305	$3,824	$-	$14

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$8,697	$10,300	$1,181	$36
Farmland	147	147	69	-
1-4 family residential mortgage	634	634	56	26
Multifamily	-	-	-	-
Commercial	2,889	2,889	665	-
Agriculture	116	116	65	-
Commercial	1,382	2,632	495	3
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$13,865	$16,718	$2,531	$65

Index

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$8,926	$10,529	$1,181	$38
Farmland	810	810	69	-
1-4 family residential mortgage	1,061	1,061	56	26
Multifamily	-	-	-	-
Commercial	3,203	3,203	665	11
Agriculture	1,468	1,468	65	-
Commercial	1,495	3,264	495	4
Consumer	207	207	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$17,170	$20,542	$2,531	$79

The following tables detail the Bank’s impaired loans, by portfolio class, as of December 31, 2010 (in thousands).

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$2,748	$3,948	$-	$2
Farmland	3,485	3,485	-	55
1-4 family residential mortgage	1,320	1,320	-	42
Multifamily	-	-	-	-
Commercial	256	256	-	11
Agriculture	1,338	1,338	-	45
Commercial	1,157	3,168	-	12
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$10,304	$13,515	$-	$167

Index

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$6,813	$7,315	$1,029	$95
Farmland	150	150	33	5
1-4 family residential mortgage	223	223	129	9
Multifamily	-	-	-	-
Commercial	2,871	2,871	565	61
Agriculture	252	252	74	14
Commercial	987	987	445	8
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$11,296	$11,798	$2,275	$192

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$9,561	$11,263	$1,029	$97
Farmland	3,635	3,635	33	60
1-4 family residential mortgage	1,543	1,543	129	51
Multifamily	-	-	-	-
Commercial	3,127	3,127	565	72
Agriculture	1,590	1,590	74	59
Commercial	2,144	4,155	445	20
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$21,600	$25,313	$2,275	$359

The impaired loan amounts above included approximately $213,000 and $383,000 of troubled debt restructured loans as of June 30, 2011 and December 31, 2010, respectively.

Of the $21,600,000 in impaired loans as of December 31, 2010, approximately $266,000 was charged off against the allowance, $1,716,000 was foreclosed and recorded as ORE, and  $3,965,000 was repaid in the first six months of 2011.  The remainder was not considered impaired in the 2011 analysis.

Index

The average amount of impaired loans for the six months ended June 30, 2011 was $19,385,000. If impaired loans had been current throughout their terms, interest income would have been increased by $392,554 as of the six months ended June 30, 2011.  There was $78,500 of interest income recognized from impaired loans for the six months ended June 30, 2011.

The following table summarizes the allowance related to impaired loans and the impaired loan balances by portfolio segment at June 30, 2011 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,181	$8,926	$-
Farmland	69	810	-
1-4 family residential mortgage	56	1,061	-
Multifamily	-	-	-
Commercial	665	3,203	-
Agriculture	65	1,468	-
Commercial	495	1,495	-
Consumer	-	207	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,531	$17,170	$-

Index

The following table summarizes the allowance related to impaired loans and the impaired loan balances by portfolio segment at December 31, 2010 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,029	$9,561	$-
Farmland	33	3,635	-
1-4 family residential mortgage	129	1,543	-
Multifamily	-	-	-
Commercial	565	3,127	-
Agriculture	74	1,590	-
Commercial	445	2,144	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,275	$21,600	$-

Index

The table below provides an analysis of past due status as of June 30, 2011 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$393	$24	$-	$417	$7,948	$27,717	$36,082
Farmland	365	-	-	365	851	29,070	30,286
1-4 family residential mortgage	497	56	-	553	508	55,819	56,880
Multifamily	-	-	-	-	-	3,479	3,479
Commercial	1,733	-	-	1,733	2,998	68,117	72,848
Agriculture	34	-	-	34	1,468	22,511	24,013
Commercial	37	-	-	37	1,371	20,739	22,147
Consumer	49	14	-	63	2	13,962	14,027
States and political subdivisions	-	-	-	-	-	3,899	3,899
Other loans	-	-	-	-	-	94	94
Totals	$3,108	$94	$-	$3,202	$15,146	$245,407	$263,755

The table below provides an analysis of past due status as of December 31, 2010 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$860	$106	$-	$966	$8,966	$26,894	$36,826
Farmland	2,527	18	519	3,064	1,210	25,996	30,270
1-4 family residential mortgage	155	51	-	206	801	57,336	58,343
Multifamily	-	-	-	-	-	3,082	3,082
Commercial	880	610	-	1,490	2,803	69,507	73,800
Agriculture	-	-	-	-	1,603	11,031	12,634
Commercial	119	-	-	119	2,162	27,132	29,413
Consumer	100	15	19	134	-	13,464	13,598
States and political subdivisions	-	-	-	-	-	3,735	3,735
Other loans	1	-	-	1	-	69	70
Totals	$4,642	$800	$538	$5,980	$17,545	$238,246	$261,771

NOTE 5 – Operating Segments

The Corporation operates in only one segment – commercial banking.

Index

NOTE 6 – Stock Based Compensation

At June 30, 2011, the Corporation had two stock-based compensation plans.  The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 13 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Stock Options

1998 Stock Option Plan

The following table represents stock option activity for the six months ended June 30, 2011:

	Shares under option	average exercise price per share	remaining contractual life
Options outstanding, beginning of period	22,486	16.15
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	22,486	16.15	1.7
Exercisable, end of period	22,486	16.15	1.7

There was no intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2011 and 2010, respectively.

The 1998 Stock Option Plan expired pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.

Index

2007 Equity Incentive Plan

The following table represents stock option activity for the six months ended June 30, 2011:

	Shares under option	Weighted average exercise price per share	Weighted average remaining contractual life
Options outstanding, beginning of period	4,000	$14.85	8.4
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	4,000	14.85	7.9
Exercisable, end of period	2,400	14.85	7.9

There was no intrinsic value of option shares outstanding and exercisable for the periods ended June 30, 2011 and 2010, respectively.

Restricted Stock

The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the six months ended June 30, 2011:

	Restricted stock activity	Weighted average fair value
Shares under grant at beginning of period	5,515	16.65
Granted	—	—
Surrendered	—	—
Vested	—	—
Shares under grant at end of period	5,515	16.65

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,843 at June 30, 2011.

As of June 30, 2011, there was $50,383 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans.  That cost is expected to be recognized over a period of approximately 3 years.

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

		Fair Value Measurements at June 30, 2011 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$66,211,005	$20,303,534	$45,907,471	$-

		Fair Value Measurements at December 31, 2010 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$68,808,624	$21,203,537	$47,605,087	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

A loan is considered impaired when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the loan impairment as nonrecurring Level 3.

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

Index

The following tables present the assets carried on the balance sheet by asset type and by level within the FASB ASC 820 valuation hierarchy (as described above) as of June 30, 2011 and 2010, for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2011 and 2010.

	Carrying Value at June 30, 2011				Six Months Ended
					June 30, 2011

					Total gains
	Total	Level 1	Level 2	Level3	(losses)

Impaired loans (1)	$11,604,753	$-	$-	$11,604,753	$(576,632)
Foreclosed assets	10,853,521	-	-	10,853,521	(9,281)

(1) Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan loss

	Carrying Value at December 31, 2010				Twelve Months Ended
					December 31, 2010

					Total
	Total	Level 1	Level 2	Level3	losses

Impaired loans	$11,367,697	$-	$-	$11,367,697	$(4,023,954)
Foreclosed assets	10,163,992	-	-	10,163,992	(199,999)

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

The carrying value and estimated fair value of the Corporation’s financial instruments at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:	(Dollars in Thousands)
Cash and short–term investments	$52,897	$52,897	$80,966	$80,966
Investment securities	87,602	87,960	86,071	86,111
Loans held for sale	857	857	—	—
Loans held for investment,net of the allowance for loan losses	258,350	261,706	256,631	264,155
Bank owned life insurance	2,900	2,900	2,845	2,845
Correspondent bank stock	1,772	1,772	1,872	1,872
Accrued interest receivable	2,065	2,065	2,193	2,193

Financial liabilities:
Deposits	390,743	393,845	417,033	420,546
Other borrowed funds	888	888	944	944
FHLB advances	1,198	1,336	1,280	1,534
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	343	343	403	403

Index

NOTE 8 – Recently Issued Accounting Pronouncements

FASB ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk grades, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. This amendment did not have a significant impact on the Corporation’s financial results, but it has significantly expanded the disclosures that the Corporation is required to provide.

On April 5, 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. The Corporation is currently evaluating the new guidance.

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

Critical Accounting Estimates

The Corporation’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Corporation’s significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2010 as filed in the Corporation’s annual report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the six and three months ended June 30, 2011 and 2010, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Six Months Ended June 30, 2011 and 2010, Compared

Summary

Net income for the six months ended June 30, 2011 was $591,826, an increase from the $501,158 that was recorded in the same period in 2010.  Net income available to common shareholders was $456,673 in 2011 compared to $211,505 in the 2010 period, both after recording the payment of the dividend on preferred shares and the associated amortization of warrants related to the Corporation’s participation in the Capital Purchase Program (CPP) in 2010 and Community Development Capital Initiative (CDCI) in 2011.  The dividend on the CDCI dividends in 2011 were $103,000 compared with the $257,500 for the CPP dividends in 2010.  This created improvement in the net income available to shareholders.  The specifics of the changes are discussed in detail below.

Index

As previously discussed in the report for the quarter ended March 31, 2011, total assets and non interest bearing deposits decreased from December 31, 2010 as a large depositor used funds to pay down loans at other lenders.  The decline in the first quarter was $17,500,000 for both deposits and assets.  The second quarter saw smaller changes as assets declined by an additional $6,600,000.  The decline was centered in interest bearing deposits; as, the bank was not aggressive in the time deposit market and reduced balances in response to slow loan growth and continued high levels of liquidity.

Net Interest Income

Net interest income was $7,211,959 during the first half of 2011, an increase of $34,860 or 0.5% from the level experienced during the same period in 2011.  The very small change was the result of the effects of lower loan volume being offset by wider spreads between interest earning assets and interest bearing liabilities. The net interest income on a tax equivalent basis was 3.60% for the first half of 2011 as compared to 3.53% for the same period in 2010.

Total interest income decreased $752,463 (7.7%) in the first half of 2011.  The effect of the reduction in interest income is primarily the result of the lower level of total interest earning assets, in particular loans.  Loans averaged $20,000,000 less in the first half of 2011 compared with the same period in 2010.  While the loan balances significantly decreased, the yield on loans increased to 6.11% in 2011 from 6.01% in the 2010 period.  Additionally, the full effect of the realignment of the investment portfolio, undertaken in 2010, was reflected in the changes between the 2011 and 2010 periods.  The average volume of tax advantaged investments was lower between the periods by $16,700,000 and the average volume of taxable investments was higher by $19,500,000.  This reflects the change made in the third quarter of 2010 that reduced tax advantaged investments.  The taxable equivalent yield on earnings assets decreased to 4.49% in 2011 from 4.76% in 2010 and earning assets declined by $14,200,000.

The decline in interest income was offset by a reduction in interest expense of $787,323 or 30.4%.  Interest bearing liabilities decreased by an average of $13,200,000 for the first half of 2011 compared to the same period in 2010 primarily on the reduction of the volume of time deposits.  Time deposits in 2011 averaged $15,600,000 lower than in the 2010 period.  Because loan demand was weak, the out of market CD portfolio was allowed to mature without being replaced and the banking subsidiary was not aggressive in bidding for public funds and allowed interest sensitive deposits to mature.  The average rate paid on these deposits declined by 0.65% to 1.68%.  The volume of savings and money market accounts increased by $2,000,000 between the 2011 and 2010 periods while the rate paid remained constant at 0.20%.  The total cost of interest bearing liabilities decreased to 1.27% in 2011 from 1.74% in the 2010 period.

Index

Provision for Loan Losses

The provision for loan losses totaled $600,000 for the first half of 2011 as compared to $1,038,000 for the same period in 2010.  For further discussion of this item see Allowance for Loan Losses below.

Noninterest Income

Compared to the first half of 2010, total noninterest income decreased by $260,958 or 10.7% for the first half of 2011 to $2,179,392.   The reduction in investment securities gains of $194,250, to $25,104 from $219,354, accounts for the majority of the decrease.  Revenue from service charges and fees on deposit accounts decreased by $70,185.  Overdraft fees declined by $167,000 within the service charge category.  This decline was partially offset by increases in interchange fees of $62,000 and fees on corporate analysis checking accounts of $30,000.  Fees from the origination of mortgage loans declined by $16,664.  Other revenue was higher by $20,142.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2011 and 2010 was $7,995,502 and $8,155,600, respectively.  This represents a decrease of $160,098, or 2.0%, for the first half of 2011 compared to the same period of 2010.

Expenses related to salaries and benefits increased by $99,381 (2.3%) to $4,421,362 in the 2011 period from $4,321,981 in 2010.   The cost of providing health insurance increased by $45,495 or 15.3%.  Increased participation in the 401(k) employee savings plan caused expenses to rise by $23,000.  Salaries increased by $33,340 or 1% in 2011 over 2010.

Occupancy cost declined by $127,764 or 11.7%.  Reduced depreciation expense was responsible for $108,663 of the difference as the Corporation continues with its plan of making capital expenditures only for necessary items.  These are items that if not corrected have a negative impact on effectiveness or customer service.  Repairs and maintenance has been lower in recent history as the Corporation has utilized a service contract for prepaid maintenance.  The reduction in the first half of 2011 versus the first half of 2010 is $15,651 or 8.3%.  This contract is ending in the June/July time frame and it is likely that the cost of repairs will increase in future periods.

Index

Other non-interest expense experienced a decline of $131,715 or 4.8% in the first half of 2011 compared to the same period in 2010.  ORE expenses and legal fees were both elevated in 2010 and are lower in the first half of 2011 than in the same period last year by $94,000 and $46,000 respectively.  Credit card expense and interchange expense are both higher (by $58,000 and $34,000) reflecting the increased revenue and volume in the products. The cost of FDIC insurance was reduced in the first half by $28,000 versus the 2010 period and several volume related items, primarily items pertaining to loan, ATM, and credit card activity, showed reductions in expense of $30,000 on reduced activity.

Income Tax Expense/Benefit

Earnings before taxes for the first half of 2011 were $795,849 as compared to $423,849 in the same period of 2010.  In the first half of 2011, the Corporation recorded an income tax expense of $204,023 as opposed to the benefit of $77,309 recorded in the first half of 2010.  The increased expense was caused by a reduction in nontaxable interest income from investment in municipal securities and increased profitability in general.

Three Months Ended June 30, 2011 and 2010, Compared

Summary

Net income for the three months ended June 30, 2011 was $364,464, an increase from the $145,355 that was recorded in the same period in 2010.  Net income available to common shareholders was $297,715 in 2011 compared to $413 in the 2010 period    Preferred dividends decreased in the 2011 period by $77,250 as the result of the exchange of the preferred stock issued to the U. S. Treasury under the CPP into preferred stock issued to the U. S. Treasury under the CDCI program.  As has been discussed in previous reports, the dividend rate was reduced to 2% from 5% and this creates the lower dividend amount.  The associated amortization of the warrants related to the Corporation’s participation in the Capital Purchase Program continues in place.  The specifics of the changes are discussed in detail below.

The net interest margin on a tax equivalent basis was 3.75% for the second quarter of 2011 as compared to 3.55% for the same period in 2010.

Net Interest Income

Net interest income was $3,681,965 during the second quarter of 2011 or level with the $3,692,390 recorded in the same period in 2010.

Total interest income decreased $359,382 (7.3%) in the second quarter of 2011.  The reduction in interest income is primarily the result of the lower level of interest earning assets, particularly loan assets.  As discussed in the Corporation’s Form 10-Q for the second quarter of 2010, one large customer had deposited significant funds into the Bank during the second quarter of 2010.  These funds have been withdrawn, primarily in the last half of 2010.  Additional funds were deployed in the second quarter of 2011 by the customer to fund a major project.  The result is the reduction in average non-interest bearing deposits of $13,700,000 in the second quarter of 2011 as compared to the second quarter of 2010.  In addition, loan demand was very weak with loans averaging $17,600,000 less than in 2010.  The result was $229,040 lower income from loans in the quarter compared to the same quarter in 2010.  Income from the investment portfolio declined by $120,943; as a result of the restructuring of the investment portfolio in the third quarter of 2010.  In this restructuring shorter term securities were sold and redeployed in slightly longer term, high quality issues to reduce interest rate sensitivity and reduce the level of tax advantaged income.  The reinvestment rate was higher than the yield at which the securities were sold, but lower than the yield realized in the second quarter of 2010.  This reduced yield resulted in the lower revenue during the quarter.

Index

The interest income decline was almost completely offset by a reduction in interest expense of $348,957 or 28.8%.  Interest bearing liabilities decreased by an average of $15,600,000 for the second quarter of 2011 compared to the same period in 2010.  As mentioned in the discussion of the six months ended June 30, 2011, the Bank was not aggressive in retaining time deposits and out of market time deposits and these categories saw average declines of approximately $8,400,000 each, in the second quarter of 2011.  The rate paid on interest bearing liabilities was lower at 1.22% in 2011 vs. 1.62% in 2010, a reduction of 0.40%.

Provision for Loan Losses

The provision for loan losses totaled $300,000 for the second quarter of 2011 as compared to $600,000 for the same period in 2010.  For further discussion of this account see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income decreased $62,261 or 5.1% for the second quarter of 2011. Reduced investment securities gains of $34,785 and a decrease in mortgage origination revenue of $25,270 account for most of the reduction.  Changes in service charge revenue and other revenue counter each other.  Service charge revenue in the second quarter of 2011 is lower than the same quarter in 2010 by $40,850 or 4.9%.  Overdraft fees for the period were lower than the prior year period by $85,600 as the full effects of new regulations introduced in 2010 were in place.  Interchange fees rose from the prior year by $31,000 on increased volume.  All other income increased between the quarters by $38,644.

Noninterest Expense

Total noninterest expense decreased $190,538, or 4.5%, in the second quarter of 2011 compared to the same quarter of 2010.

Index

Occupancy expenses were lower by $72,980 (13.1%) due to lower depreciation expense ($55,539) as plant and equipment replacements continued to be done on an “as needed basis” or for items that had a possible negative impact on customer service.  Other categories of occupancy expenses were also generally lower.  Items that represent discretionary expenses were generally level with the same quarter in 2010.

In other noninterest expense, a decrease of $177,732 was experienced.  Expenses for other real estate, legal and FDIC insurance decreased by $62,457, $50,758, and $82,581 respectively from the elevated level of the year ago period.  These decreases were offset by increased expense for interchange ($15,065) and the expense component of the credit card operation ($28,360).  Smaller decreases were experienced in other activity based expense categories.

Income Tax Expense/Benefit

Earnings before taxes for the second quarter of 2011 were $504,440 as compared $86,588 in the second quarter of 2010.  Income tax expense in the 2011 period was $139,976 versus a benefit of $58,767 in 2010.   The change in nontaxable income and the general increase in profitability are the reasons for the increase.

Financial Condition and Liquidity

Total assets on June 30, 2011 were $441,628,212, a decrease of $25,592,482 or 5.5% from December 31, 2010.  Total deposits decreased by $26.3 million or 6.3% while loans increased by $2.0 million.  Total equity (common and preferred) increased by $859,251 to $37.1 million for the six month period.  The decrease in assets and deposits is the result of the factors discussed above.

The Corporation continues to take steps to maintain a strong liquidity position that is designed to provide sufficient availability of funds to meet planned and potential emergency needs.  This liquidity position has been held at a higher than historical level because of the continued economic uncertainty.  The ratio of total loans to deposits on June 30, 2011 was 67.5% as compared to 62.8% on December 31, 2010.  The increase is the result of the small increase in loans and the decrease in deposits discussed above.  The maintenance of the unusually high level of liquidity continues to be under review with the objective being that when economic conditions improve and the market for bank funding becomes more functional, it will no longer be necessary to keep the level as high.

Cash and Cash Equivalents

Cash and cash equivalents were $52,896,791 as of June 30, 2011, a decrease of $28,069,318 or 34.7%, from December 31, 2010. The change is primarily the result of the reduction of deposits from the single customer to pay debt discussed in Summary above and the increased level of loans.

Index

Investment Securities – Available for Sale

Investment securities available for sale decreased $2,597,619, or 3.8%, compared to December 31, 2010 as only a portion of maturing, sold or called securities were reinvested in this category.

Investment Securities – Held to Maturity

Investment securities held to maturity increased $4,128,322, or 23.9%.  Securities designated as held to maturity are not liquid or subject to sale.  The Corporation reviews the limits and target levels on this category regularly.  As a result of its review, during the second quarter of 2011 a portion of maturing, sold or called securities were reinvested in this category.

Loans

Gross loans increased by $1,984,568 or 0.8% at June 30, 2011, from December 31, 2010.  The increase is primarily the result of the funding of seasonal agricultural production loans ($6.3 million) and farmland loans ($5.7 million) which were offset by declines in commercial loans ($5 million) and real estate loans ($2 million).  The agricultural loan increase has been aided through the expansion and diversification of this type of lending into the central Baldwin County, Alabama market where the bank has had branches and a presence, but has recently been able to obtain new loan customers.  The Bank continues to seek loans to qualified borrowers.

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

The allowance for loan losses consists of two portions:  the impaired portion and the non-impaired portion.  The impaired portion is based on identified problem loans and is determined based on an assessment of credit risk related to those loans.  Specific loss estimate amounts are included in the allowance based on an evaluation of the individual credits.  Any loan categorized as loss is charged off or fully reserved in the period which the loan is so categorized.

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

Index

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

At June 30, 2011, the ratio of reserves to total loans was 2.05% compared to the ratio at December 31, 2010 of 1.96%.  The amount of reserve allocated to specific loans at June 30, 2011 was $2,530,805 versus the level at December 31, 2010 of $2,275,207.

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

Premises and Equipment

Premises and equipment decreased $354,754, or 2.2%, during the first half of 2011.  This reduction is primarily attributable to the assets being depreciated with little additional capital spending to counter the reduction.

Deposits

Total deposits decreased approximately $26,290,000, or 6.3%, at June 30, 2011 from December 31, 2010, including a decrease of approximately $20,000,000 in non-interest bearing deposits and a decrease of approximately $6,300,000 in interest bearing deposits.  The decline was anticipated and the withdrawal of deposits by the large customer and the lack of aggressive time deposit pricing described in the Summary section of the first half comparison are the primary reasons.

Index

Liquidity

One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds.  Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank.  In the current economy, these sources are not as reliable as in more normal times.  The Corporation has chosen to maintain on balance sheet sources of liquidity such as deposits at the Federal Reserve, federal funds sold and liquid, short term investments at higher than historical levels to assure an adequate source of liquid funding.  This strategy has depressed the net interest margin as these short-term, highly liquid assets have lower yields than loans or longer term, less liquid assets.  Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be further impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at June 30, 2011 is considered appropriate by management.

Capital Adequacy

Total stockholders' equity on June 30, 2011, was $36,561,248, an increase of $1,042,042 from December 31, 2010.  This increase is comprised of current period earnings of $591,826 and is supplemented by an increase in accumulated other comprehensive income net of tax of $544,003; offset by dividends and amortization of $135,153 related to the U.S. Treasury’s Community Development Capital Initiative as described more fully in Note 9 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010; and the recognition of $12,446 of compensation expense related to previous years’ grants of stock options and restricted stock.

The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At June 30, 2011, trust preferred securities included in Tier 1 capital totaled $10 million.

Federal and State of Alabama Regulators have established quantitative measures to ensure capital adequacy requiring the Corporation and its Bank to maintain minimum capital levels.  The primary target capital ratio is the maintenance of the Tier I Leverage Ratio by the Bank at or above 8.50% of average assets during any quarter.  In the second quarter of 2011, the Bank reported in its “Call Report” a Tier I Leverage Ratio of 9.21% of average assets.  Management believes as of June 30, 2011 that the Corporation and its Bank meet all capital adequacy requirements to which they are subject. The payment of dividends has a direct impact on capital adequacy and is subject to approval by the Federal and State of Alabama regulators.

Index

Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

	June 30, 2011	Well Capitalized Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	15.28%	N/A
Tier 1 risk-based capital	14.04	N/A
Leverage Ratio	9.17	N/A

United Bank
Total risk-based capital	15.27%	10.00%
Tier 1 risk-based capital	14.02	6.00
Leverage ratio	9.21	5.00

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

The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

June 30,
2011

Commitments to extend credit	$34,866,693
Standby letters of credit	1,406,922

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

Index

PART II -- OTHER INFORMATION

Item  1A.   Risk Factors

Loans Held for Sale

Loans held for sale are funded loan commitments of the Bank that are accompanied by third-party agreements to purchase at a date subsequent to the original commitment between the Bank and its borrower.  Should the subsequent sale of the loan, or loans, from the Bank to the third party not occur due to either the failure of the third-party to complete the transaction or changes in macro-market conditions, the Bank could be required to lower the fair value of the loan in order to sell the loan to another entity or maintain the loan as held for investment.  The difference between the values of the original loan contract and the later value would be recognized as a reduction of bank earnings.

Item 6.  Exhibits

(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: August 12, 2011

/s/ Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer

/s/ Allen O. Jones, Jr.
Allen O. Jones, Jr.
Senior Vice President and Chief Financial Officer

Index

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document