Form 10-Q
period 2011-09-30
UNITED BANCORPORATION OF ALABAMA INC
filed 2011-11-10
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 2011.

Class A Common Stock....	2,348,185 Shares
Class B Common Stock....	-0- Shares

United Bancorporation Of Alabama, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2011

Index

PART I—FINANCIAL INFORMATION
United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Balance Sheets
Item 1. Financial Statements

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$10,861,262	$18,179,566
Interest bearing deposits in banks	29,963,449	62,786,543
Cash and cash equivalents	40,824,711	80,966,109

Securities available for sale (amortized cost of $65,255,026 and $69,518,789 respectively)	65,799,046	68,808,624

Securities held to maturity (fair values of $22,143,182 and $17,302,864 respectively)	21,248,414	17,262,606

Loans held for sale	-	-

Loans held for investment	272,931,793	261,770,815
Less: Allowance for loan losses	5,677,419	5,139,998
Net loans held for investment	267,254,374	256,630,817

Premises and equipment, net	16,071,755	16,472,056
Interest receivable	2,248,180	2,192,768
Other assets	11,973,389	14,723,722
Other real estate owned	9,509,089	10,163,992

Total assets	434,928,958	467,220,694

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	116,728,171	142,681,749
Interest bearing	266,935,171	274,350,971
Total deposits	383,663,342	417,032,720

Advances from Federal Home Loan Bank of Atlanta	1,140,450	1,280,300
Treasury, tax, and loan account	903,130	944,078
Interest payable	301,943	402,953
Accrued expenses and other liabilities	1,636,524	1,731,437
Note payable to Trust	10,310,000	10,310,000
Total liabilities	397,955,389	431,701,488

Stockholders' equity

Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares; issued and outstanding, net of discount	10,131,675	10,080,227
Class A common stock, $0.01 par value.Authorized 5,000,000 shares; issued and outstanding, 2,389,127 shares	23,891	23,891
Class B common stock, $0.01 par value.Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	7,090,424	6,815,176
Accumulated other comprehensive income (loss) net of tax	326,406	(426,105)
Retained earnings	19,729,387	19,721,667
	37,301,783	36,214,856

Less: 40,942 and 86,757 treasury shares, at cost, respectively	328,214	695,650
Total stockholders' equity	36,973,569	35,519,206
Total liabilities and stockholders' equity	$434,928,958	$467,220,694

See Notes to Consolidated Financial Statements

Index

United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Statement of  Operations and Comprehensive Income (Loss)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	4,264,811	$4,182,618	$12,165,837	$12,554,464
Interest on investment securities available for sale:
Taxable	386,396	423,790	1,254,775	1,248,468
Nontaxable	76,167	156,898	242,915	652,548
Total investment income	462,563	580,688	1,497,690	1,901,016
Other interest income	19,738	44,347	95,301	116,352
Total interest income	4,747,112	4,807,653	13,758,828	14,571,832

Interest expense:
Interest on deposits	749,857	1,055,202	2,410,279	3,501,133
Interest on other borrowed funds	67,568	77,878	206,903	219,027
Total interest expense	817,425	1,133,080	2,617,182	3,720,160

Net interest income	3,929,687	3,674,573	11,141,646	10,851,672

Provision for loan losses	550,000	3,100,000	1,150,000	4,138,000

Net interest income after provision for loan losses	3,379,687	574,573	9,991,646	6,713,672

Noninterest income:
Service charge on deposits	808,835	831,931	2,399,139	2,492,420
Investment securities gains, net	1,015,462	827,221	1,040,566	1,046,575
Mortgage loan and related fees	105,625	112,780	226,661	250,481
Other	236,905	(25,613)	679,853	397,193
Total noninterest income	2,166,827	1,746,319	4,346,219	4,186,669

Noninterest expense:
Salaries and benefits	2,263,052	2,159,326	6,684,414	6,481,307
Net occupancy expense	499,747	568,779	1,468,249	1,665,045
Other	2,457,824	2,319,109	5,063,462	5,056,462
Total noninterest expense	5,220,623	5,047,214	13,216,125	13,202,814

Earnings (losses) before income tax expense (benefits)	325,891	(2,726,322)	1,121,740	(2,302,473)
Income tax expense (benefits)	73,608	(1,099,000)	277,631	(1,176,309)
Net earnings (losses)	252,283	(1,627,322)	844,109	(1,126,164)
Preferred stock dividends	51,500	154,500	154,500	412,000
Accretion on preferred stock discount	17,396	16,426	51,448	48,579
Net earnings (losses) available to common shareholders	$183,387	$(1,798,248)	$638,161	$(1,586,743)

Basic earnings (losses) per share	$0.08	$(0.78)	$0.27	$(0.69)
Diluted earnings (losses) per share	$0.08	$(0.78)	$0.27	$(0.69)
Basic weighted average shares outstanding	2,343,931	2,296,709	2,327,814	2,284,265
Diluted weighted average shares outstanding	2,343,931	2,297,385	2,327,814	2,284,941
Cash dividend per share	$-	$-	$-	$-

Statement of Comprehensive Income (Loss)

Net earnings (losses)	$252,283	$(1,627,322)	$844,109	$(1,126,164)

Other comprehensive income (loss), net of tax:
Unrealized holding gains arising during the period	817,785	328,083	1,376,851	844,510
Reclassification adjustment for gains included in net earnings (losses)	(609,277)	(496,333)	(624,340)	(627,945)
Comprehensive income (loss)	$460,791	$(1,795,572)	$1,596,620	$(909,599)

See Notes to Consolidated Financial Statements

Index

United Bancorporation of Alabama, Inc.
and Subsidiary
Consolidated Statements of Cash Flows
(Unudited)

	Nine Months Ended
	September 30
	2011	2010

Cash flows from operating activities
Net earnings (losses)	$844,109	$(1,126,164)
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities
Provision for loan losses	1,150,000	4,138,000
Depreciation of premises and equipment	712,009	876,948
Net amortization of premuim / discount on investment securities available for sale	311,233	216,555
Net amortization of premium / discount on investment securities held to maturity	123,779	41,552
Gain on sales of investment securities available for sale, net	(1,040,566)	(1,046,575)
(Gain) loss on sale of other real estate	(36,748)	1,277
Writedown on other real estate	1,352,964	200,722
Writeoff of intangible assets	-	934,763
Originations of loans held for sale	(2,890,976)	-
Proceeds from sales of loans held for sale	2,890,976	-
Stock-based compensation	18,669	21,501
(Increase) decrease in interest receivable	(55,412)	449,480
(Increase) decrease in other assets	2,248,661	(592,972)
Decrease in interest payable	(101,010)	(209,069)
Increase (decrease) in accrued expenses and other liabilities	(94,913)	289,868
Net cash provided by operating activities	5,432,775	4,195,886

Cash flows from investing activities

Proceeds from maturities, calls, and principal repayments of investment securities available for sale	8,267,409	18,916,216
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	2,489,410	5,235,926
Proceeds from sales of investment securities available for sale	37,975,613	36,069,589
Purchases of investment securities available for sale	(41,249,927)	(54,964,039)
Purchases of investment securities held to maturity	(6,598,997)	(6,931,110)
Net increase in loans	(13,356,063)	(4,959,168)
Purchases of premises and equipment, net	(311,708)	(62,996)
Proceeds from sale of other real estate	921,193	1,450,347
Net cash used in investing activities	(11,863,070)	(5,245,235)

Cash flows from financing activities
Net increase (decrease) in deposits	(33,369,378)	26,159,318
Cash dividends - preferred stock	(154,500)	(412,000)
Cash dividends - common stock	(6,427)	(5,969)
Repayments of advances from FHLB Atlanta	(139,850)	(139,850)
Increase (decrease) in other borrowed funds	(40,948)	285,083
Net cash provided by (used in) financing activities	(33,711,103)	25,886,582

Net increase (decrease) in cash and cash equivalents	(40,141,398)	24,837,233

Cash and cash equivalents, beginning of period	80,966,109	54,668,111

Cash and cash equivalents, end of period	$40,824,711	$79,505,344

Supplemental disclosures
Cash paid during the period for:
Interest	$2,718,192	$3,929,229
Income taxes	52,509	52,705

Noncash transactions

Transfer of loans to other real estate through foreclosure	$1,582,506	$3,216,600

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

Index

NOTE 2 – Net Earnings (Losses) per Share

Basic net earnings (losses) per share were computed by dividing net losses by the weighted average number of shares of common stock outstanding during the three and nine month periods ended September 30, 2011 and 2010.  Common stock outstanding consists of issued shares less treasury stock.  Diluted net earnings (losses) per share for the three and nine month periods ended September 30, 2011 and 2010 were computed by dividing net earnings (losses) by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.  There was no dilutive effect for the three and nine months ended September 30, 2011 because the exercise price of the stock awards, described in Note 7 below, was greater than the fair value of the stock as of September 30, 2011. Presented below is a summary of the components used to calculate diluted earnings (losses) per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Diluted earnings (losses) per share	$0.08	$(0.78)	$0.27	$(0.69)

Weighted average common shares outstanding	2,343,931	2,296,709	2,327,814	2,284,265

Effect of the assumed exercise of stock options based on the treasury stock method using average market price	-	676	-	676

Total weighted average common shares and potential common stock outstanding	2,343,931	2,297,385	2,327,814	2,284,941

Index

 NOTE 3 – Investment Securities

The amortized cost and fair value of investment securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
September 30, 2011
U.S. Treasury securities	$7,007,583	$21,636	$-	$7,029,219
U.S. government sponsored agencies	49,299,044	468,215	(120,054)	49,647,205
State and political subdivisions	8,938,246	247,247	(69,361)	9,116,132
Mortgage-backed securities	-	-	-	-
Equity securities	10,153	-	(3,663)	6,490
	$65,255,026	$737,098	$(193,078)	$65,799,046
December 31, 2010
U.S. Treasury securities	$19,207,231	$157,497	$(135,666)	19,229,062
U.S. government sponsored agencies	35,391,603	273,654	(497,372)	35,167,885
State and political subdivisions	9,744,841	69,416	(447,406)	9,366,851
Mortgage-backed securities	5,164,961	-	(126,710)	5,038,251
Equity securities	10,153	-	(3,578)	6,575
	$69,518,789	$500,567	$(1,210,732)	$68,808,624

Index

The amortized cost and fair value of investment securities held to maturity at September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
September 30, 2011
U.S. government sponsored agencies	$14,816,613	$625,816	$-	$15,442,429
Mortgage-backed securities	6,431,801	268,952	-	6,700,753
	$21,248,414	$894,768	$-	$22,143,182
December 31, 2010
U.S. government sponsored agencies	$17,262,606	$290,222	$(249,964)	$17,302,864
	$17,262,606	$290,222	$(249,964)	$17,302,864

Those investment securities classified as available for sale which have an unrealized loss position at September 30, 2011 and December 31, 2010 are detailed below:

September 30, 2011
	Less than 12 months		12 months or more		Total
		Unrealized losses		Unrealized losses		Unrealized losses
Description of Securities	Fair Value		Fair Value		Fair Value

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government sponsored agencies	20,567,905	(120,054)	-	-	20,567,905	(120,054)
State and political subdivisions	193,800	(4,586)	1,133,468	(64,775)	1,327,268	(69,361)
Mortgage-backed securities	-	-	-	-	-	-
Equity securities	-	-	6,490	(3,663)	6,490	(3,663)
Total temporarily impaired securities	$20,761,705	$(124,640)	$1,139,958	$(68,438)	$21,901,663	$(193,078)

December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized losses		Unrealized losses		Unrealized losses
Description of Securities	Fair Value		Fair Value		Fair Value

U.S. Treasury securities	$3,954,531	$(135,666)	$-	$-	$3,954,531	$(135,666)
U.S. government sponsored agencies	17,681,269	(497,372)	-	-	17,681,269	(497,372)
State and political subdivdisions	4,537,904	(289,375)	636,830	(158,031)	5,174,734	(447,406)
Mortgage-backed securities	5,038,251	(126,710)	-	-	5,038,251	(126,710)
Equity securities	-	-	6,575	(3,578)	6,575	(3,578)
Total temporarily impaired securities	$31,211,955	$(1,049,123)	$643,405	$(161,609)	$31,855,360	$(1,210,732)

Index

No investment securities classified as held to maturity had an unrealized loss position at September 30, 2011.   The investment securities classified as held to maturity which had an unrealized loss position as of  December 31, 2010 are detailed below.

December 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized losses		Unrealized losses		Unrealized losses
Description of Securities	Fair Value		Fair Value		Fair Value

U.S. Government sponsored agencies	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)

Total temporarily impaired securities	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)

U.S. Treasury securities.  There was no unrealized loss related to investments in U.S. Treasury obligations as of September 30, 2011.

U.S. Government sponsored agencies.  The unrealized losses on eleven investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

States and political subdivisions.  The unrealized losses associated with five securities issued by state and political subdivisions are primarily driven by wider credit spreads and changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Mortgage-backed securities.  There was no unrealized loss related to investments in mortgage-backed securities as of September 30, 2011.

Equity securities.  The Corporation’s investment in equity securities consists of a single investment in the common stock of a government-sponsored enterprise.  Because of the Corporation’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2011.

Index

The following table presents the amortized costs, fair value and weighted-average yield of securities available for sale by contractual maturity at September 30, 2011.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. Treasury securities	$7,007,583	$-	$-	$-	$7,007,583
U.S. governement sponsored agencies	1,024,849	42,177,846	6,096,349	-	49,299,044
State and political subdivisions	149,984	493,986	3,668,243	4,626,033	8,938,246
Equity securities	10,153	-	-	-	10,153
Total	$8,192,569	$42,671,832	$9,764,592	$4,626,033	$65,255,026

Fair Value
U.S. Treasury securities	$7,029,219	$-	$-	$-	$7,029,219
U.S. governement sponsored agencies	1,032,228	42,438,336	6,176,641	-	49,647,205
State and political subdivisions	150,215	519,922	3,813,281	4,632,714	9,116,132
Equity securities	6,490	-	-	-	6,490
Total	$8,218,152	$42,958,258	$9,989,922	$4,632,714	$65,799,046

Total Average Yield	1.05%	1.16%	2.84%	4.12%	1.60%

The following table presents the amortized costs, fair value and weighted-average yield of securities held to maturity by contractual maturity at September 30, 2011.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost

U.S. government sponsored agencies	$999,955	$7,033,240	$6,783,418	$-	$14,816,613
Mortgage-backed securities	-	-	-	6,431,801	6,431,801
Total	$999,955	$7,033,240	$6,783,418	$6,431,801	$21,248,414

Fair Value
U.S. government sponsored agencies	$1,005,004	$7,443,608	$6,993,817	$-	$15,442,429
Mortgage-backed securities	-	-	-	6,700,753	6,700,753
Total	$1,005,004	$7,443,608	$6,993,817	$6,700,753	$22,143,182

Total Average Yield	2.02%	2.76%	2.11%	3.16%	2.64%

Index

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross gains realized	$1,027,392	$889,500	$1,053,089	$1,133,280
Gross losses realized	(11,930)	(62,279)	(12,523)	(86,705)
Net gain (loss) realized	$1,015,462	$827,221	$1,040,566	$1,046,575

There were no sales of securities held to maturity for the three or nine months ended September 30, 2011 or 2010.

Investment securities available for sale with fair values of $23,580,793 and $28,143,732 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure federal funds lines, Federal Home Loan Bank advances, and public and trust deposits as required by law and for other purposes.

Investment securities held to maturity with amortized costs of $13,817,563 and $15,424,330 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure federal funds lines and public and trust deposits as required by law and for other purposes.

Restricted equity securities (included in Other assets in the Consolidated Balance Sheets) primarily consist of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Federal Home Loan Bank stock	$896,900	$1,046,700
First National Bankers' Bank stock	825,000	825,000
	$1,721,900	$1,871,700

Index

NOTE 4 – Loans and Allowance for Loan Losses

At September 30, 2011 and December 31, 2010, the composition of the loan portfolio was as follows:

	September 30,	December 31,
	2011	2010
Real estate:
Construction and land loans	$38,122,009	$36,825,855
Farmland	30,380,181	30,269,876
1-4 family residential mortgage	53,783,077	58,342,993
Multifamily	4,111,348	3,082,066
Commercial	77,971,042	73,800,481
Agriculture	27,688,016	12,633,816
Commercial	22,934,438	29,413,147
Consumer	13,681,707	13,597,817
States and political subdivisions	4,168,942	3,735,144
Other loans	91,033	69,620
Gross loans held for investment	272,931,793	261,770,815
Allowance for loan losses	(5,677,419)	(5,139,998)
Net loans held for investment	267,254,374	256,630,817
Loans held for sale	-	-
Total loans	$267,254,374	$256,630,817

Historically, the Bank has acted in an agent or broker capacity when originating mortgage loans for customers.  During the second quarter, the Bank began to originate mortgage loans in a principal capacity and hold them for resale.  There were no loans held for sale as of September 30, 2011.

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended (in thousands):

	September 30,
	2011	2010

Balance at beginning of year	5,140	7,436

Provision charged to expense	1,150	4,138

Loans charged off	(753)	(6,150)

Recoveries	140	91

Balance at end of period	5,677	5,515

Index

At September 30, 2011 and 2010, the totals of nonaccrual loans were $15,813,000 and $17,931,000, respectively.

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

The following tables summarize the credit risk profile of the loan portfolio by internally assigned grades as of September 30, 2011 (in thousands).

		Special	Substandard
	Pass	Mention	/ Doubtful	Total
Real estate:
Construction and land loans	$23,304	$3,460	$11,358	$38,122
Farmland	20,354	4,970	5,056	30,380
1-4 family residential mortgage	48,976	3,931	876	53,783
Multifamily	4,111	-	-	4,111
Commercial	55,057	14,125	8,789	77,971
Agriculture	22,116	3,618	1,954	27,688
Commercial	21,178	763	994	22,935
Consumer	13,587	71	24	13,682
States and political subdivisions	4,169	-	-	4,169
Other loans	91	-	-	91
Total	$212,943	$30,938	$29,051	$272,932

Approximately $543,000 of the $29,051,000 identified as Substandard / Doubtful above were considered Doubtful as of September 30, 2011.

Index

The following table summarizes the credit risk profile of our loan portfolio by internally assigned grades as of December 31, 2010 (in thousands).

		Special	Substandard
	Pass	Mention	/ Doubtful	Total
Real estate:
Construction and land loans	$19,306	$4,250	$13,270	$36,826
Farmland	18,438	6,352	5,480	30,270
1-4 family residential mortgage	52,544	3,538	2,261	58,343
Multifamily	3,082	-	-	3,082
Commercial	53,704	12,026	8,070	73,800
Agriculture	8,807	2,110	1,717	12,634
Commercial	21,853	3,223	4,337	29,413
Consumer	13,335	65	198	13,598
States and political subdivisions	3,735	-	-	3,735
Other loans	65	-	5	70
Total	$194,869	$31,564	$35,338	$261,771

Approximately $615,000 of the $35,338,000 identified as Substandard / Doubtful above were considered Doubtful as of December 31, 2010.

Index

The following table details the Bank’s non-accrual loans as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30,	December 31,
	2011	2010
Non-accrual loans:
Real estate:
Construction, land development, and other land loans	$7,880	$8,966
Farmland	937	1,210
1-4 family residential mortgage	668	801
Multifamily	-	-
Commercial	3,910	2,803
Agriculture	1,485	1,603
Commercial	908	2,162
Consumer	25	-
States and political subdivisions	-	-
Other loans	-	-
Total nonaccrual loans	$15,813	$17,545

The following table details the Bank’s allowance for loan loss as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30,	December 31,
	2011	2010
Allowance for loan losses:
Real estate:
Construction, land development, and other land loans	$2,571	$2,176
Farmland	147	119
1-4 family residential mortgage	505	576
Multifamily	9	7
Commercial	1,321	1,100
Agriculture	328	201
Commercial	627	772
Consumer	157	178
States and political subdivisions	9	9
Other loans	3	2
Total allowance for loan losses	$5,677	$5,140

Index

Changes in the allowance for loan losses for the periods ended September 30, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Average amount of loans outstanding, net	$264,178	$282,274

Reserve for loan losses:
Beginning balance	$5,140	$7,436
Loans charged off:
Real estate:
Construction and land loans	(41)	(2,788)
Farmland	-	(11)
1-4 family residential mortgage	(225)	(609)
Multifamily	-	-
Commercial	(109)	(529)
Agriculture	(17)	(104)
Commercial	(301)	(1,949)
Consumer	(59)	(160)
States and political subdivisions	-	-
Other loans	(1)	(1)

Total charged off	(753)	(6,151)
Recoveries:
Real estate:
Construction and land loans	8	10
Farmland	-	2
1-4 family residential mortgage	6	41
Multifamily	-	-
Commercial	9	-
Agriculture	9	13
Commercial	85	3
Consumer	23	21
States and political subdivisions	-	-
Other loans	-	2
Total recoveries	140	92
Loans charged off, net	(613)	(6,059)
Additions to the allowance charged to operations	1,150	4,138
Ending balance	$5,677	$5,515

Net annualized charge offs to average loans	0.31%	2.85%

Index

A loan is considered impaired when, based on current information and events; it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following tables detail the Bank’s impaired loans, by portfolio class, as of September 30, 2011 (in thousands).

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$-	$-	$-	$-
Farmland	662	662	-	-
1-4 family residential mortgage	423	423	-	3
Multifamily	-	-	-	-
Commercial	314	314	-	13
Agriculture	1,350	1,350	-	156
Commercial	149	2,118	-	2
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$2,898	$4,867	$-	$174

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$8,862	$10,465	$1,514	$52
Farmland	146	146	69	-
1-4 family residential mortgage	551	551	30	34
Multifamily	-	-	-	-
Commercial	3,803	3,803	934	29
Agriculture	116	116	65	-
Commercial	857	857	326	2
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$14,335	$15,938	$2,938	$117

Index

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$8,862	$10,465	$1,514	$52
Farmland	808	808	69	-
1-4 family residential mortgage	974	974	30	37
Multifamily	-	-	-	-
Commercial	4,117	4,117	934	42
Agriculture	1,466	1,466	65	156
Commercial	1,006	2,975	326	4
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$17,233	$20,805	$2,938	$291

The following tables detail the Bank’s impaired loans, by portfolio class, as of December 31, 2010 (in thousands).

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$2,748	$3,948	$-	$2
Farmland	3,485	3,485	-	55
1-4 family residential mortgage	1,320	1,320	-	42
Multifamily	-	-	-	-
Commercial	256	256	-	11
Agriculture	1,338	1,338	-	45
Commercial	1,157	3,168	-	12
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$10,304	$13,515	$-	$167

Index

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$6,813	$7,315	$1,029	$95
Farmland	150	150	33	5
1-4 family residential mortgage	223	223	129	9
Multifamily	-	-	-	-
Commercial	2,871	2,871	565	61
Agriculture	252	252	74	14
Commercial	987	987	445	8
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$11,296	$11,798	$2,275	$192

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$9,561	$11,263	$1,029	$97
Farmland	3,635	3,635	33	60
1-4 family residential mortgage	1,543	1,543	129	51
Multifamily	-	-	-	-
Commercial	3,127	3,127	565	72
Agriculture	1,590	1,590	74	59
Commercial	2,144	4,155	445	20
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$21,600	$25,313	$2,275	$359

The average amount of impaired loans for the nine months ended September 30, 2011 was $18,785,000. If impaired loans had been current throughout their terms, interest income would have been increased by $445,349 as of the nine months ended September 30, 2011.  There was $291,125 of interest income recognized from impaired loans for the nine months ended September 30, 2011.

Index

The following table summarizes the allowance related to impaired loans and the impaired loan balances by portfolio segment at September 30, 2011 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,514	$8,862	$-
Farmland	69	808	-
1-4 family residential mortgage	30	974	-
Multifamily	-	-	-
Commercial	934	4,117	-
Agriculture	65	1,466	-
Commercial	326	1,006	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,938	$17,233	$-

Index

The following table summarizes the allowance related to impaired loans and the impaired loan balances by portfolio segment at December 31, 2010 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,029	$9,561	$-
Farmland	33	3,635	-
1-4 family residential mortgage	129	1,543	-
Multifamily	-	-	-
Commercial	565	3,127	-
Agriculture	74	1,590	-
Commercial	445	2,144	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,275	$21,600	$-

Index

The table below provides an analysis of past due status as of September 30, 2011 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$625	$-	$-	$625	$7,880	$29,617	$38,122
Farmland	85	124	175	384	937	29,059	30,380
1-4 family residential mortgage	170	211	58	439	668	52,676	53,783
Multifamily	-	-	-	-	-	4,111	4,111
Commercial	1,401	956	512	2,869	3,910	71,192	77,971
Agriculture	-	-	-	-	1,485	26,203	27,688
Commercial	88	66	-	154	908	21,873	22,935
Consumer	71	13	4	88	25	13,569	13,682
States and political subdivisions	-	-	-	-	-	4,169	4,169
Other loans	-	-	-	-	-	91	91
Totals	$2,440	$1,370	$749	$4,559	$15,813	$252,560	$272,932

The table below provides an analysis of past due status as of December 31, 2010 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$860	$106	$-	$966	$8,966	$26,894	$36,826
Farmland	2,527	18	519	3,064	1,210	25,996	30,270
1-4 family residential mortgage	155	51	-	206	801	57,336	58,343
Multifamily	-	-	-	-	-	3,082	3,082
Commercial	880	610	-	1,490	2,803	69,507	73,800
Agriculture	-	-	-	-	1,603	11,031	12,634
Commercial	119	-	-	119	2,162	27,132	29,413
Consumer	100	15	19	134	-	13,464	13,598
States and political subdivisions	-	-	-	-	-	3,735	3,735
Other loans	1	-	-	1	-	69	70
Totals	$4,642	$800	$538	$5,980	$17,545	$238,246	$261,771

Index

Restructured loans are loans on which, because of a borrower’s financial difficulties, the Corporation has granted a concession that would not otherwise be considered.  Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest.

The following table summarizes, as of September 30, 2011, loans that have been restructured during 2011 (in thousands):

	Troubled-Debt Restructurings
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
	Loans	Modification	Modification
Real estate:
Construction and land loans	4	$5,821	5,358
Farmland	2	245	234
1-4 family residential mortgage	3	533	486
Multifamily	-	-	-
Commercial	4	2,178	2,055
Agriculture	3	1,353	1,349
Commercial	5	692	642
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total:	21	10,822	10,124

The Corporation has not forgiven any principal on the above loans. At September 30, 2011, $10,003,000 of the above loans restructured in 2011 are held as non-accrual.

Index

The following table summarizes, as of September 30, 2011, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

Troubled-Debt Restructurings That Have Subsequently Defaulted
	Number of	Recorded
	Loans	Investment
Real estate:
Construction, land development, and other land loans	-	$-
Farmland	-	-
1-4 family residential mortgage	-	-
Multifamily	-	-
Commercial	1	32
Agriculture	-	-
Commercial	-	-
Consumer	-	-
States and political subdivisions	-	-
Other loans	-	-
Total:	1	$32

Index

NOTE 5 – Other Real Estate (ORE)

The table below presents a summary of the activity related to ORE (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Beginning balance	$10,852	$8,660	$10,164	$7,611
Additions	69	1,913	1,582	3,216
Sales (inclusive of gains and losses)	(109)	(1,196)	(884)	(1,450)
Direct write-downs	(1,303)	(201)	(1,353)	(201)
Ending balance	$9,509	$9,176	$9,509	$9,176

NOTE 6 – Operating Segments

The Corporation operates in only one segment – commercial banking.

NOTE 7 – Stock Based Compensation

At September 30, 2011, the Corporation had two stock-based compensation plans.  The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 13 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Stock Options

1998 Stock Option Plan

The following table represents stock option activity for the nine months ended September 30, 2011:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	22,486	16.15
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	22,486	16.15	1.4
Exercisable, end of period	22,486	16.15	1.4

Index

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended September 30, 2011 and 2010, respectively.

The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.

2007 Equity Incentive Plan

The following table represents stock option activity for the nine months ended September 30, 2011:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	4,000	14.85
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	4,000	14.85	7.7
Exercisable, end of period	2,400	14.85	7.7

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended September 30, 2011 and 2010, respectively.

Restricted Stock

The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the nine months ended September 30, 2011:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares under grant at beginning of period	5,515	16.65
Granted	-	—
Surrendered	-	—
Vested	(1,225)	15.98
Shares under grant at end of period	4,290	16.84

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 293,843 at September 30, 2011.

As of September 30, 2011, there was $47,271 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans.  That cost is expected to be recognized over a period of approximately 4 years.

Index

NOTE 8 – Fair Value of Financial Instruments

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

Index

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

	Fair Value Measurements at September 30, 2011 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)
AFS Securities	$65,799,046	$9,035,709	$56,763,337	$-

	Fair Value Measurements at December 31, 2010 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$68,808,624	$21,203,537	$47,605,087	$-

Index

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

Index

The following tables present the assets carried on the balance sheet by asset type and by level within the FASB ASC 820 valuation hierarchy (as described above) as of September 30, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded.

	Carrying Value at September 30, 2011				Nine Months Ended
					September 30, 2011

					Total
	Total	Level 1	Level 2	Level3	losses

Impaired loans (1)	$14,916,650	$-	$-	$14,916,650	$(1,415,597)
Foreclosed assets	9,509,089	-	-	9,509,089	(1,316,216)

(1) Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan loss

	Carrying Value at December 31, 2010				Twelve Months Ended
					December 31, 2010

					Total
	Total	Level 1	Level 2	Level3	losses

Impaired loans (1)	$11,367,697	$-	$-	$11,367,697	$(4,023,954)
Foreclosed assets	10,163,992	-	-	10,163,992	(199,999)

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

The carrying value and estimated fair value of the Corporation’s financial instruments at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:	(Dollars in Thousands)

Cash and short–term investments	$40,825	$40,825	$80,966	$80,966
Investment securities	87,047	87,942	86,071	86,111
Loans held for sale	—	—	—	—
Loans held for investment,net of the allowance for loan losses	267,254	270,957	256,631	264,155
Bank owned life insurance	2,928	2,928	2,845	2,845
Correspondent bank stock	1,722	1,722	1,872	1,872
Accrued interest receivable	2,248	2,248	2,193	2,193

Financial liabilities:
Deposits	383,663	386,986	417,033	420,546
Other borrowed funds	903	903	944	944
FHLB advances	1,140	1,225	1,280	1,534
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	302	302	403	403

NOTE 9 – Recently Issued Accounting Pronouncements

FASB ASC 310 Receivables (“ASC 310”) was amended to enhance disclosures about credit quality of financing receivables and the allowance for credit losses. The amendments require an entity to disclose credit quality information, such as internal risk gradings, more detailed nonaccrual and past due information, and modifications of its financing receivables. The disclosures under ASC 310, as amended, were effective for interim and annual reporting periods ending on or after December 15, 2010. The amendment did not have a significant impact on the Corporation’s financial results, but it significantly expanded the disclosures that the Corporation is required to provide.

Index

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

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the nine and three months ended September 30, 2011 and 2010, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Nine Months Ended September 30, 2011 and 2010, Compared

Summary

The Corporation recorded net earnings of $844,109 for the nine month period ended September 30, 2011 as compared to the loss of $1,126,164 in the nine month period ended September 30, 2010. Net earnings available to common shareholders was $638,161 versus the loss of $1,586,743 in the year earlier period, both after recording the payment of the dividend on preferred shares and the associated amortization of warrants related to the Corporation’s participation in the Community Development Capital Initiative (“CDCI”) and Capital Purchase Program (“CPP”) offered by the United States Department of the Treasury.  The CDCI dividends in 2011 were $154,500 compared with the $412,000 for the CPP dividends in 2010.  This created improvement in the net earnings available to shareholders.  The specifics of the changes are discussed in detail below.

Index

As has been discussed in the reports for the quarters ended in March 2011 and June 2011, total assets and non interest bearing deposits have decreased as a large depositor had accumulated funds in its account at the banking subsidiary at December 31, 2010 and subsequently withdrew these funds to repay debt to other lenders.  The reduction from this particular account between December 31, 2010 and September 30, 2011 was $32,448,120.  Additionally, because loan demand has been weak, the bank has not been aggressive in the time deposit market and has reduced balances in this category in response to the lower loan demand.  Because of the decreased volatility of deposits from the account discussed above, total deposits and assets have declined to levels that the Corporation expects to be maintained.

Despite the lower level of earning assets, improvement was reported in net interest income, the difference between interest and fees earned on interest bearing assets and the interest paid on interest bearing liabilities.  Net interest income increased by $289,974 or 2.7% to $11,141,646 and the net interest margin (net interest income divided by average assets) has increased to 3.77% in the first nine months of 2011 from 3.49% for the 2010 period.

The largest component contributing to the improvement in earnings was in the provision for losses on loans, which decreased by $2,988,000 or 72.2% to $1,150,000 as loan losses were lower in the 2011 period.  Non-interest revenue was higher by 3.8% or $159,550 as losses from the sale of ORE were reduced in 2011.  Non-interest expenses were virtually flat showing an increase of $13,311 or 0.1% between the two periods.  There were two items present in the expense accounts (the write-down of ORE properties in 2011 and the write-off of intangible assets in 2010) that will be discussed in  Noninterest expense below.

Net Interest Income

Net interest income was $11,141,646 during the first nine months of 2011, an increase of $289,974 or 2.7% from the level experienced during the same period in 2010.

Total interest income decreased $813,004 (5.6%) in the first nine months of 2011.  The reduction in interest revenue is the result of lower levels of interest earning assets, particularly loans.  Loan balances averaged approximately $18,100,000 less in the 2011 period than in the 2010 period.  Loan yields averaged 5.92% compared to the 5.73% experienced in 2010.  The Corporation has targeted increases in its loan portfolio in loan types with historically lower loss experience. Demand has not been strong resulting in the decline in interest income.  The level of non-accrual loans noted in previous reports remains high and continues to have a negative impact on loan yields; however, the amount of these loans has declined since the beginning of 2011.  In total, earning assets declined by $27,600,000 with the yield on these earning assets declining by .01% to 4.64% from 4.65% (The reduction is the effect of the reductions in deposits discussed above.)

Index

The decline in interest income was offset by a larger reduction in interest expense of $1,102,978, or 29.6%, compared to the same period in 2010.  In the 2011 period, both the balances of interest bearing liabilities and the rate paid were lower than in 2010 as the Corporation managed the net interest margin.  Loans averaged some $18,000,000 less than in the 2010 period and steps were taken to reduce the level of higher cost time deposits.  As the result of this decision, interest bearing liabilities averaged $13,600,000 less in the first three quarters of 2011 than in the same period in 2010. The rate of interest paid on all interest bearing liabilities declined to 1.23% from 1.67% in 2010 or a reduction of 0.44%.  Including the effect of non interest bearing demand deposits, the total cost of funds for the Corporation declined to 0.85% from 1.13% or by 0.28%.

The net interest margin expressed as a percentage of average total earning assets increased to 3.77% in the first nine months of 2011 from 3.49% in the same period in 2010.

Provision for Loan Losses

The provision for loan losses totaled $1,150,000 for the first nine months of 2011 as compared to $4,138,000 for the same period in 2010.  For further discussion of this item see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income increased by $159,550 in the 2011 period to $4,346,219 from the $4,186,669 reported in the 2010 period.  A decrease in revenue from mortgage loan fees and service charges on deposits was offset by increased income from other sources.

Service charges on deposits decreased by $93,281 or 3.7% to $2,399,139 in 2011 from $2,492,420 in 2010.  A reduction in fees for overdrafts (NSF fees) of $256,840 was partially offset by income from other service charges on deposit accounts, such as analysis fees, of $61,910 and income from increased ATM usage of $88,337.  Income from the origination of mortgages was lower by 9.5% or $23,820.  The reduction was to $226,661 for the 2011 period from $250,481 in the 2010 period.

Revenue from other income items was higher by $282,660.  Several items combined to cause the increase with the largest being significantly lower losses on the disposal of ORE.  This loss was reduced to $4,346 in 2011 from the loss of $149,899 experienced in 2010.  Income from credit cards increased by $79,063 to $176,087 and several other income items combined to produce an increase of approximately $40,000.

Index

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2011 and 2010 was $13,216,125 and $13,202,814, respectively.  This represents an increase of $13,311 or 0.1%.  In general, expense items that represent discretionary expenses were at or lower than the same period in 2010.

Salaries and benefits increased $203,107 (3.1%).  Salaries to employees and officers increased by $73,745 or 1.4%.  Benefits costs also increased.  The cost of group insurance increased to $511,815 in 2011 from $454,671, an increase of 12.6%.  This increase was the result of an increase in price as the number of employees was approximately the same in the two years.  Matching contributions for the Corporations’ 401(k) plan increased by $51,087 and payroll taxes were elevated from 2010 by $30,980.

Occupancy expenses were lower by $196,796 (11.8%) primarily due to lower depreciation expense ($160,116) as the Corporation has limited facilities’ improvement and equipment purchases to situations where efficiency or customer experience may be compromised.  Other categories of occupancy expenses were also generally lower.

The Other expense category totaled $5,063,462 which is an increase of $7,000 or 0.1% from the 2010 level of $5,056,462.  Both the 2011 and 2010 periods contain large items.  In 2011, the value of other real estate taken in foreclosure or satisfaction of loans (ORE) was written down by $1,352,964 as opposed to the $200,722 recorded in 2010, an increase of $1,284,584.  In 2010, as a result of the Dodd Frank Act (which allowed interstate branching), the entire amount of intangible assets, approximately $935,000, was written off.  These two transactions resulted in increased amounts of other expense in the nine months ended 2011 and 2010, respectively; however, the total expenses remained virtually unchanged as compared year-to-year.

FDIC insurance expense decreased by $256,493 in 2011 to $515,788 as the FDIC made a change to the method for calculating the insurance premium as defined by the Dodd Frank Act.  Previously deposits were the base for calculation, but this was changed to be based on average total assets less average Tier I Equity and the assessment rates were lowered.  The effect for smaller banks with fewer assets supported by borrowed funds is a reduction in FDIC insurance expense.

Income Taxes

Earnings before taxes of $1,121,740 were achieved in the first nine months of 2011.  This is in contrast to the pre-tax loss of $2,302,473 recorded in the same period in 2010.  For the 2011 period, the Corporation recorded an expense for taxes of $277,631 as compared to the tax benefit recognized in the same period in 2010 of $1,176,309.  The increased expense was caused by the reduction in nontaxable interest income from investment in municipal securities and the general increase in profitability.

Index

Three Months Ended September 30, 2011 and 2010, Compared

Summary

Net earnings for the three months ended September 30, 2011 was $252,283 as compared to the net loss recorded in the same period in 2010 of $1,627,322.  Net earnings available to common shareholders was $183,387 versus the loss in the 2010 period of $1,798,248.  Both periods were after payments of the dividend on preferred shares of $51,500 in 2011 and $154,500 in 2010 and the associated amortization of warrants related to the Corporation’s participation in the CDCI (2011) and the CPP (2010).  The difference in the preferred dividends is the result of the reduction in the dividend rate to 2% from 5% as a result of the Treasury’s exchange of CPP preferred shares (5% dividend rate) for preferred shares associated with the CDCI (2% dividend rate) in September, 2010.  This exchange was discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Net Interest Income

Net interest income was $3,929,687 during the third quarter of 2011, an increase of $255,114 or 6.9% from the level experienced during the same period in 2010.

Total interest income decreased $60,541 (1.3%) in the third quarter of 2011.  The decrease was the result of lower balances of earning assets in most categories partially offset by higher yields realized in the loan portfolio.  Average earning asset balances declined by and average $54,500,000.  Loans were lower by $14,300,000 on average and funds on deposit with the Federal Reserve were lower by $37,900,000.  The reduction of funds held at the Federal Reserve is primarily the effect of the reductions in deposits discussed above and the loan decline was a function of lower loan demand.  The yield realized on loans increased in the quarter by 0.41% from the 2010 period to 6.10%.  The yield on total earning assets increased to 4.95% in the 2011 quarter from 4.43% in the 2010 quarter.

The decrease in interest income was more than offset by the decrease in interest cost.  Total interest expense for the quarter ended September 30, 2011 was $817,425, which is a decrease of $315,655 from the $1,133,080 recorded in the same quarter in 2010.  Interest bearing deposits and liabilities declined by $14,300,000 as the Corporation managed the interest margin as discussed previously.  The rate paid on interest bearing deposits and liabilities showed a decline of 0.37% to 1.16% from 1.53%.  When including non interest bearing deposits, the Corporation’s total cost of funds declined to 0.82% for the quarter.  This is a decrease of 0.18% from the cost of 1.00% in the 2010 quarter.

Net interest income increased for the third quarter of 2011 by $255,114 or 6.9% to $3,929,687.  Expressed as a percentage of average assets, the Corporation had a net interest margin of 4.11% for the quarter ended September 30, 2011, an increase of 0.71% from the 3.41% reported in the same quarter of 2010.

Index

Provision for Loan Losses

The provision for loan losses totaled $550,000 for the third quarter of 2011 as compared to $3,100,000 for the same period in 2010.  For further discussion of this account see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income increased $420,508 or 24.1% for the third quarter of 2011.  The total was $2,166,827.  During the quarter, gains from the sale of investment securities were $1,015,462 or $188,241 more than the $827,221 recognized in the third quarter of 2010.  Service charges on deposits were lower by $23,096 as lower NSF charges were partially offset by increased service charges on other depository accounts and increased ATM activity fees.  Revenue from the sale of investment products and insurance increased by $23,000 as well.  Losses from the sale of ORE properties were reduced by $182,000 from the level experienced in 2010.

Noninterest Expense

Total noninterest expense increased to $5,220,623 or by $173,409 in the third quarter of 2011 from the level experienced in the same quarter in 2010.  Salaries and benefits increased by $103,726 with increased salary expense accounting for $33,000 and increased payroll taxes and benefits being the remainder. Included in the quarter was a one-time, lump sum salary adjustment paid to staff of $40,000.  As there have been no general staff salary increases in the past three years, management and the board considered this a necessary expenditure.   Occupancy expense declined by $69,032 to $499,747 as depreciation and utilities were lower.

Other expenses were $2,457,824 which represented an increase of $138,715 from the expenses recorded in the third quarter of 2010.  The third quarter 2011 included a reduction in value of ORE of $1,352,964 reflecting the reduced estimate of market value.  In comparing the third quarter of 2011 to the same period in 2010, it is noted that the 2010 period included the complete write off of intangible assets ($935,000) as the result of the Dodd Frank Act (which allowed interstate branching).  These two transactions resulted in increased amounts of other expense in the nine months ended 2011 and 2010, respectively; however, the total expenses remained virtually unchanged as compared year-to-year.

FDIC expense was also lower as the result of the new deposit insurance assessment as included in the Dodd Frank Act as previously discussed in the nine months comparison.

Income Taxes

For the quarter ended September 30, 2011, pre-tax income was $325,891 vs. the pre-tax loss of $2,726,322 in the 2010 period.  Tax expense for the 2011 period was $73,608 as opposed to the tax benefit of $1,099,000 recorded in the 2010 period.  The increased expense was caused by the reduction in nontaxable interest income from investment in municipal securities and the general increase in profitability.

Index

Financial Condition and Liquidity

Total assets on September 30, 2011 were $434,928,958, which is a decrease of $32,291,736 or 6.9% from the December 31, 2010 level of $467,220,694.  Total deposits decreased by $33,369,378 or 8.0% for the reasons discussed above.  Total equity (common and preferred) increased by $1,454,363 or 4.1% from December 31, 2010.

Sufficient liquidity is a major priority for the Corporation.  The Corporation is taking steps to reduce the highly conservative liquidity position that has been held since 2008.  As mentioned in a previous report, the Corporation will be reducing the excess liquidity at a measured pace so as to redeploy these assets to higher return categories.  The liquidity position will be maintained at a level that will provide sufficient availability of funds to meet anticipated needs.  The ratio of total loans to deposits on September 30, 2011 was 71.1% as compared to 62.7% on December 31, 2010.  The increase is the result of the reduction in the deposit base to the current level along with an increase in outstanding loans.

Cash and Cash Equivalents

Cash and cash equivalents were $40,824,711 as of September 30, 2011, a decrease of $40,141,398, or 49.6%, from December 31, 2010. The decrease is primarily the result of the reduction in deposits discussed above and the increase in loans discussed in Loans below.

Investment Securities – Available for Sale

Investment securities available for sale decreased $3,009,578, or 4.4%, compared to December 31, 2010 as a significant portion of matured or called securities available for sale were reinvested from this category to the held to maturity category.

Investment Securities – Held to Maturity

Investment securities held to maturity increased $3,985,808, or 23.1%.  Securities designated as held to maturity are not liquid or subject to sale.  The Corporation reviews the limits and target levels on this category regularly based on liquidity needs.  A significant portion of the proceeds from matured or called securities were reinvested and designated as held-to-maturity.  This will help lessen any negative impact on capital when interest rates rise.

Loans

Gross loans increased by $11,160,978, or 4.3%, to $272,931,793 at September 30, 2011, from $261,770,815 at December 31, 2010.  The increase is primarily concentrated in agricultural production loans with limited reductions in revolving credit agreements for lines of credit secured by homes and commercial loans.

Index

 Agricultural production loans are generally short term in nature with advances beginning with planting during the spring; peaking in the fall; and, paying down during the harvest in late fall and winter.   As such, reductions would normally occur in the fourth quarter.   The Corporation’s banking subsidiary continues to seek quality lending opportunities in its business areas.

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

The allowance for loan losses consists of two portions:  the impaired portion and the un-impaired portion.  The impaired portion is based on identified problem loans and is determined based on an assessment of credit risk related to those loans.  Specific loss estimate amounts are included in the allowance based on an evaluation of the individual credits.  Any loan categorized as loss is charged off or fully reserved in the period which the loan is so categorized.

The un-impaired portion of the allowance is for probable inherent losses which exist as of the evaluation date even though they may not have been identified by the more objective processes for the impaired portion of the allowance.  This is due to the risk of error and inherent imprecision in the process.  This portion of the allowance is particularly subjective and requires judgments based upon qualitative factors, which do not lend themselves to exact mathematical calculations.  Some of the factors considered are changes in credit concentrations, loan mix, historical loss experience, experience of loan management, effects of lending policies and general economic environment in the Corporation's markets.

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

The ratio of reserves to loans at year end 2010 was 1.96%.  At the end of the third quarter of 2011, a reserve level of $5,677,419 was considered to be appropriate.  This is equivalent to 2.08% of gross loans and includes reserves specifically allocated to specific loans and reserves that are not allocated but based on the historical loss experience of specific loan categories.  Net charged-off loans for the first nine months of 2011 were $612,579 or 0.31% on an annualized basis, as compared to $6,058,308 or 2.86% on an annualized basis for the same period in 2010.

Index

The Corporation has in place procedures to identify and deal with problem loans and potential problem loans.  It is the goal of the Corporation to identify any problems, to develop and execute strategies to deal with those identified and establish reserves to deal with identified and historic shortfalls.  Although reserves may be considered appropriate at a point in time, future events may change the ability of a borrower to pay or the underlying value of collateral.  The Bank will continue to monitor closely the condition of the portfolio and continue with its program to maintain an appropriate allowance for losses on loans.

Premises and Equipment

Premises and equipment decreased $400,301, or 2.4%, during the first nine months of 2011.  Capital expenditures continue at a low level, with depreciation reducing the level.  Facilities improvements and equipment purchases have only been made when retaining the original equipment may adversely impact the customer experience or the effectiveness of operations.

Deposits

Total deposits decreased $33,369,378, or 8.0%, at September 30, 2011 from December 31, 2010, including decreases of $25,953,578 in non-interest bearing deposits and $7,415,800 in interest bearing deposits.  The single depositor reduced non interest bearing deposits by approximately $32,450,000 between these dates as they had consolidated funds that were used to pay down debt at other lenders.

Liquidity

One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds.  Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank.  In the current economy, these sources are not as reliable as in more normal times.  The Corporation has chosen to maintain on balance sheet sources of liquidity such as deposits at the Federal Reserve, federal funds sold and liquid, short term investments at a high level to assure an adequate source of liquid funding.  This strategy has depressed the net interest margin as these short term; highly liquid assets have lower yields than loans or longer term, less liquid assets.

Index

Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be further impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at September 30, 2011 is considered appropriate by management.

Capital Adequacy

Total stockholders' equity on September 30, 2011, was $36,973,569, an increase of $1,454,363 from December 31, 2010.  This increase is comprised of current period earnings of $844,109 and is supplemented by an increase in accumulated other comprehensive income net of tax of $752,511; and the recognition of $18,669 of capital related to previous years’ grants of stock options;  offset by dividends of $154,500 related to the U.S. Treasury’s Community Development Capital Initiative as described more fully in Note 9 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010; and $6,426 of cash paid on the fractional shares associated with the Corporation’s 1% stock dividends.

The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. At September 30, 2011, trust preferred securities included in Tier 1 capital totaled $10 million.

Federal and State of Alabama Regulators have established quantitative measures to ensure capital adequacy requiring the Corporation and its Bank to maintain minimum capital levels.  The primary target capital ratio is the maintenance of the Tier I Leverage Ratio by the Bank at or above 8.50% of average assets during any quarter.  In its “Call Report” filed as of September 30, 2011, the Bank reported a Tier I Leverage Ratio of 9.61% of average assets for the third quarter.  The payment of dividends has a direct impact on capital adequacy and is subject to approval by the Federal and State of Alabama Regulators.

As of September 30, 2011, the most recent notification from the Bank’s regulators categorized the Bank as “adequately capitalized.”  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index

Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

		Well
	September 30,	Capitalized
	2011	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	14.90%	N/A
Tier 1 risk-based capital	13.65	N/A
Leverage Ratio	9.53	N/A

United Bank
Total risk-based capital	14.97%	10.00%
Tier 1 risk-based capital	13.71	6.00
Leverage ratio	9.61	5.00

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

The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

September 30,
2011

Commitments to extend credit	$35,254,266
Standby letters of credit	1,404,922

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

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350,adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.

Date: November 10, 2011

/s/ Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer
(Principal Executive Officer)

Allen O. Jones, Jr.
Allen O. Jones, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index

INDEX TO EXHIBITS

EXHIBIT
NUMBER
  DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002