Form 10-K
period 2011-12-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2012-03-29
CIK 704561

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File No. 000-25917
December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting and nonvoting common equity held by non affiliates as of March 29, 2012 was $18,845,208 computed by reference to the price reported to the registrant at which the common equity was last sold on or prior to that date and using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and executive officers, some of whom might not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock	Par Value	Outstanding at March 29, 2012
Class A..........$.01		2,368,354	Shares*
Class B..........$.01		0	Shares

*Excludes 20,773 shares held as treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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

The Corporation and its subsidiary, United Bank (herein "United Bank" or the "Bank"), operate primarily in one business segment, commercial banking. United Bank contributes substantially all of the total operating revenues and consolidated assets of the Corporation. The Bank serves its customers from seventeen full service banking offices located in Atmore (2 offices), Frisco City, Monroeville, Flomaton, Foley, Lillian, Bay Minette (2 offices), Silverhill, Magnolia Springs, Spanish Fort, Summerdale, and Loxley, Alabama, and in Jay, Pace and Milton, Florida. Additionally, a loan production office is located in Loxley, Alabama. In support of its efforts as a Community Development Financial Institution (“CDFI”), United Bank has been approved to open, in 2012, a branch office in Greensboro, Alabama. The emphasis of this branch will be to offer selected banking services to clients of Hale Empowerment and Reinvestment Organization (“HERO”) as a way to gain access to deposit accounts and enhance the credit building process.

United Bank offers a broad range of banking services. Services to business customers include providing remote deposit capabilities, checking accounts, money market deposit accounts, time deposit accounts, repurchase agreements, and various types of lending services. Services provided to individual customers include checking accounts, NOW accounts, money market deposit accounts, statement savings accounts, and various other time deposit savings programs and loans, including business, personal, automobile, home and home improvement loans. United Bank offers securities brokerage services, Visa multi-purpose, and nationally recognized credit card service. In early 2012, United Bank began offering its Advantage Card product, a reloadable, prepaid debit card solution that is an alternative to traditional checking account products and allows customers access to a banking relationship that might not otherwise be possible. The Bank also offers internet banking, bill pay and access to online brokerage services at its web site, www.unitedbank.com. The Bank also owns an insurance agency, United Insurance Services, Inc., which opened and began business in 2001.

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

Employees - The Corporation and its subsidiary had approximately 177 full-time equivalent employees at December 31, 2011. All of the employees are engaged in the operations of United Bank, its subsidiary, or the Corporation. The Corporation considers its employee relations good, and has not experienced and does not anticipate any work stoppage attributable to labor disputes.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for insured depository institutions: "well capitalized", "adequately capitalized”, “undercapitalized", "significantly undercapitalized", and "critically undercapitalized", as defined by regulations adopted by the Federal Reserve, the FDIC and other federal depository institution regulatory agencies. At December 31, 2011, the Bank was "adequately capitalized" and was not subject to restrictions imposed for failure to satisfy applicable capital requirements. Bank Insurance Fund (“BIF”) premiums for each member financial institution depend upon the risk assessment classification assigned to the institution by the FDIC.

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

The enactment of the Gramm-Leach-Bliley Financial Services Modernization Act (“the GLB Act”) on November 12, 1999 represented an important development in the powers of banks and their competitors in the financial services industry by removing many of the barriers between commercial banking, investment banking, securities brokerages and insurance. Inter-affiliation of many of these formerly separated businesses is now common. The GLB Act includes significant provisions regarding the privacy of financial information. These financial privacy provisions generally require a financial institution to adopt a privacy policy regarding its practices for sharing nonpublic personal information and to disclose such policy to their customers, both at the time the customer relationship is established and at least annually during the relationship. These provisions also prohibit the Corporation from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to opt out of the disclosure.

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

In 2006, federal deposit insurance reform legislation was enacted that (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund (“DIF”); (ii) increased the amount of deposit insurance coverage for retirement accounts; (iii) allowed for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provided the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provided eligible institutions credits on future assessments.

Through the Troubled Asset Relief Program (the “TARP”), the Treasury had the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions. On October 14, 2008, the Treasury announced it would use up to $350 billion of these funds to purchase equity stakes in financial institutions under a Capital Purchase Program (the “CPP”). As such, the CPP provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program was voluntary and required an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. For publicly traded companies, the CPP also required the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Corporation applied for and received $10.3 million in the CPP.

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

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the "Incentive Compensation Proposal") intended to ensure that incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangement should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Banking organizations were instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed.

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation. These reviews are tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

In 2010 the Treasury initiated the CDCI Program for bank holding companies, savings and loan holding companies and stand alone thrifts and banks that have been certified by the Treasury as Community Development Financial Institutions. To be certified as a CDFI, a financial institution must demonstrate that it serves an eligible target market and that at least 60% of its activities are directed to that target market. A target market may consist of one or more of the following: i) an investment area, ii) a low income targeted population, or iii) another targeted population. An example of an investment area would be a state, county, census tract, etc. that has at least one of the following: i) a population poverty rate of at least 20%, ii) for a metropolitan area, an unemployment rate at least 1.5 times the national average, iii) a median family income at or below 80% of the metropolitan area’s or national metropolitan family income, iv) for counties outside of a metropolitan area, a county population loss during the period between the two most recent decennial censuses, or v) for counties outside of a metropolitan area, net migration loss during the 5-year period preceding the most recent decennial census of at least 5%. A qualifying financial institution may be eligible to apply for a CDCI capital investment of up to 5% of its total risk weighted assets (less any outstanding amount of CPP funding). If a financial institution has existing CPP funding, it may exchange that funding for CDCI funding. CDCI funding is in the form of preferred stock which will receive tier 1 capital treatment. The initial dividend rate is 2% and will increase to 9% after eight years. No additional warrants will be required. The financial institution will continue to be subject to the executive compensation restrictions of the TARP. In 2010 the Corporation applied for certification and was certified as a CDFI. As discussed above, the Treasury exchanged its CPP preferred shares for CDCI preferred shares in September of 2010. The Bank has submitted an application to be certified as a CDFI, as well.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. The Corporation cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Bank’s business may be affected by any new regulation or statute.

Selected Statistical Information - The following tables set forth certain selected statistical information concerning the business and operations of the Corporation and its wholly-owned subsidiary, United Bank, as of December 31, 2011, 2010 and 2009. Averages referred to in the following statistical information are generally average daily balances.

Analysis of Net Interest Earnings: The following table sets forth interest earned and the average yield on the major categories of the Corporation's interest-earning assets and interest-bearing liabilities (dollars in thousands).

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2011
Loans, net (1)	$264,983	$16,252	6.17%
Taxable securities	79,749	1,601	2.01%
Tax exempt securities (2)	7,639	313	6.03%
Federal funds sold and repurchase agreements	-	-	0.00%
Interest-bearing deposits with other financial institutions	48,085	120	0.25%
Total interest-earning assets	$400,456	$18,286	4.63%

Saving deposits and demand deposits interest-bearing	$103,293	$443	0.43%
Time deposits	168,466	2,664	1.58%
Other borrowed funds	12,016	273	2.25%
Total interest-bearing liabilities	$283,775	$3,380	1.19%
Net interest income/net yield on interest earning assets		$14,906	3.76%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2010
Loans, net (1)	$278,792	$16,581	5.98%
Taxable securities	67,354	1,692	2.51%
Tax exempt securities (2)	18,463	741	5.90%
Federal funds sold and repurchase agreements	74	1	0.19%
Interest-bearing deposits with other financial institutions	61,910	156	0.25%
Total interest-earning assets	$426,593	$19,171	4.60%

Saving deposits and demand deposits interest-bearing	$99,398	$534	0.54%
Time deposits	184,045	3,914	2.13%
Other borrowed funds	12,206	289	2.35%
Total interest-bearing liabilities	$295,649	$4,737	1.60%
Net interest income/net yield on interest earning assets		$14,434	3.47%

		Interest Income	Average Rates
	Average Balance	Expense	Earned Paid
2009
Loans, net (1)	$286,548	$17,014	5.96%
Taxable securities	65,760	2,284	3.47%
Tax exempt securities (2)	30,579	1,232	6.10%
Federal funds sold and repurchase agreements	14,141	39	0.28%
Interest-bearing deposits with other financial institutions	38,594	208	0.54%
Total interest-earning assets	$435,622	$20,777	4.93%

Saving deposits and demand deposits interest-bearing	$106,441	$703	0.66%
Time deposits	196,591	6,067	3.09%
Repurchase agreements	5	-	0.00%
Other borrowed funds	12,210	359	2.94%
Total interest-bearing liabilities	$315,247	$7,129	2.26%
Net interest income/net yield on interest earning assets		$13,648	3.28%

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2011, 2010, and 2009.

Analysis of Changes in Interest Income and Interest Expense: The following is an analysis of the dollar amounts of changes in interest income and interest expense due to changes in rates and volume for the periods indicated.

(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance as to
2011	2010		2011	2010	Variance	Rate	Volume
$264,983	$278,792	Loans (Net)	$16,252	$16,581	$(329)	$389	$(718)
79,749	67,354	Taxable Securities AFS (1)	1,601	1,692	(91)	(423)	332
7,639	18,463	Tax Exempt Securities AFS (2)	313	741	(428)	31	(459)
-	74	Fed Funds Sold	-	1	(1)	-	(1)
48,085	61,910	Interest Bearing Deposits	120	156	(36)	-	(36)
$400,456	$426,593	Total Earning Assets	$18,286	$19,171	$(885)	$(3)	$(882)

		Savings and Interest Bearing
$103,293	$99,398	Demand Deposits	$443	$534	$(91)	$(104)	$13
168,466	184,045	Time Deposits	2,664	3,914	(1,250)	(1,257)	7
-	-	Repurchase Agreements	-	-	-	-	-
12,016	12,206	Other Borrowed Funds	273	289	(16)	(7)	(9)
$283,775	$295,649	Total Interest Bearing Liabilities	$3,380	$4,737	$(1,357)	$(1,368)	$11

The variance of interest due to both rate and volume has been allocated proportionately to the rate and the volume components based on the relationship of the absolute dollar amounts of the change in each.

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2011 and 2010.

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

(Dollars in Thousands)

			Interest Income
Average Balances			Expense			Variance as to
2010	2009		2010	2009	Variance	Rate	Volume
$278,792	$286,548	Loans (Net)	$16,581	$17,014	$(433)	$133	$(566)
67,354	65,760	Taxable Securities AFS (1)	1,692	2,284	(592)	(361)	(231)
18,463	30,579	Tax Exempt Securities AFS (2)	741	1,232	(491)	(4)	(487)
74	14,141	Fed Funds Sold	1	39	(38)	(10)	(28)
61,910	38,594	Interest Bearing Deposits	156	208	(52)	(143)	91
$426,593	$435,622	Total Earning Assets	$19,171	$20,777	$(1,606)	$(385)	$(1,221)

		Savings and Interest Bearing
$99,398	$106,441	Demand Deposits	$534	$703	$(169)	$(115)	$(54)
184,045	196,591	Time Deposits	3,914	6,067	(2,153)	(1,866)	(287)
-	5	Repurchase Agreements	-	-	-	-	-
12,206	12,210	Other Borrowed Funds	289	359	(70)	(60)	(10)
$295,649	$315,247	Total Interest Bearing Liabilities	$4,737	$7,129	$(2,392)	$(2,041)	$(351)

(1)	Available for Sale (AFS)

(2)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2010 and 2009.

Investments - The investment policy of United Bank provides that funds not otherwise needed to meet the loan demand of United Bank's market area can best be invested to earn maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank's loan demand and deposit structure. The Bank has identified that it will maintain a core investment portfolio, not needed to meet liquidity requirements, which will be accounted for as Held-to Maturity and, under this accounting, will reduce the volatility of total capital. The Bank will establish limits as to the holdings in this portfolio. At the time of purchase, the Bank designates whether a particular security will be accounted for as Held-to-Maturity or Available-for-Sale. The ratio of total loans to deposits as of December 31, 2011 was 66.53%. Growth in the loan portfolio is impacted by among other things, general economic conditions, the ability to accurately determine the current and future value of collateral and the availability of loans meeting the Bank's credit quality standards. Management expects that funding for any growth in the loan portfolio would come from the reallocation of liquid funds held on deposit in other banks, maturing investments and/or deposit growth.

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

The following table sets forth the distribution of contractual maturities of investment securities available for sale and their associated yields:

Maturity Distribution of Investment Securities Available for Sale
December 31, 2011, 2010, and 2009
(Dollars in Thousands)

	2011		2010		2009

U.S. Treasury securities
Within one year	$4,013	1.02%	$4,036	0.98%	$-	0.00%
1-5 years	-	0.00%	11,238	1.24%	3,027	1.06%
5-10 years	-	0.00%	3,955	2.04%	-	0.00%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$4,013	1.02%	$19,229	1.35%	$3,027	1.06%

US Government sponsored agencies
Within one year	$1,022	1.18%	$-	0.00%	$-	0.00%
1-5 years	58,719	1.07%	18,377	2.24%	24,997	3.12%
5-10 years	-	0.00%	16,791	2.73%	11,472	3.93%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$59,741	1.07%	$35,168	2.47%	$36,469	3.37%

Mortgage Backed Securities
Within one year	$-	0.00%	$-	0.00%	$-	0.00%
1-5 years	-	0.00%	-	0.00%	-	0.00%
5-10 years	-	0.00%	-	0.00%	-	0.00%
After 10 years	-	0.00%	5,038	3.74%	-	0.00%
Total	$-	0.00%	$5,038	3.74%	$-	0.00%

State & Municipal (1)
Within one year	$158	3.63%	$152	3.38%	$1,499	3.98%
1-5 years	359	3.93%	768	4.11%	6,727	3.86%
5-10 years	4,158	3.85%	2,485	3.94%	11,275	4.03%
After 10 years	3,059	4.18%	5,962	4.04%	9,213	4.16%
Total	$7,734	3.98%	$9,367	4.01%	$28,714	4.03%

Equity Securities
Within one year	$6	1.00%	$7	1.00%	$3	1.00%
Total	$6	1.00%	$7	1.00%	$3	1.00%
Totals	$71,494	1.38%	$68,809	2.19%	$68,213	3.55%

(1)	Yields on tax-exempt obligations have been computed on a full federal tax-equivalent basis using an income tax rate of 34% for 2011, 2010 and 2009.

The following table sets forth the distribution of maturities of investment securities held to maturity as of December 31, 2011, 2010 and 2009, respectively, and their associated yields:

Maturity Distribution of Investment Securities Held to Maturity
December 31, 2011, 2010 and 2009
(Dollars in Thousands)

	2011		2010		2009
US Government sponsored agencies
Within one year	$1,000	2.01%	$-	0.00%	$-	0.00%
1-5 years	10,422	2.51%	7,469	2.28%	6,025	2.97%
5-10 years	3,356	2.29%	9,834	2.53%	9,399	3.52%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$14,778	2.43%	$17,303	2.42%	$15,424	3.31%

Mortgage Backed Securities
Within one year	$-	0.00%	$-	0.00%	$-	0.00%
1-5 years	-	0.00%	-	0.00%	-	0.00%
5-10 years	-	0.00%	-	0.00%	-	0.00%
After 10 years	6,271	3.10%	-	0.00%	-	0.00%
Total	$6,271	3.10%	$-	0.00%	$-	0.00%

Other domestic debt securities
Within one year	$-	0.00%	$-	0.00%	$235	5.25%
1-5 years	-	0.00%	-	0.00%	-	0.00%
5-10 years	-	0.00%	-	0.00%	-	0.00%
After 10 years	-	0.00%	-	0.00%	-	0.00%
Total	$-	0.00%	$-	0.00%	$235	5.25%

Totals	$21,049	2.63%	$17,303	2.42%	$15,659	3.33%

Relative Lending Risk - United Bank serves both rural and suburban markets. The rural market is composed primarily of lower to middle income families. The rural market economy is heavily influenced by timber and agricultural production. The suburban market is faster growing, more commercial and is composed of a higher income mix than the rural market. The Bank's loan portfolio mix is reflective of these markets. As of December 31, 2011, the Bank's ratio of loans to assets of 59.25% was lower than its peer banks serving similar markets (64.47%).

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

One component of the management of interest rate risk regards the maturity distribution of the loan portfolio and method of pricing. The Bank's loan maturity distribution reflects 41.4% of the portfolio maturing in one year or less. In addition, 27.7% of all loans float with an interest rate index. The maturity distribution and floating rate loans are a component of interest rate risk management that helps protect the Bank from unexpected interest rate fluctuations.

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

The average size loan in the loan portfolio at December 31, 2011 was $60,224, a decrease of $526 from the 2010 level of $60,750.

LOAN PORTFOLIO MATURITIES

Maturities and loan re-pricing indices in the Corporation's loan portfolio are as follows:

Remaining Maturity
December 31, 2011
(Dollars in Thousands)

	One year	One - five	After five
	or less	years	years	Total
Real estate:
Construction, land developmnt, and other land loans	$27,812	$8,245	$1,379	$37,436
Farmland	10,303	18,698	1,359	30,360
1-4 family residential mortgage	11,220	34,780	7,905	53,905
Multifamily	198	2,566	1,320	4,084
Commercial	27,264	45,738	3,209	76,211
Agriculture	9,853	6,651	-	16,504
Commercial	15,502	10,833	526	26,861
Consumer	5,685	7,799	50	13,534
States and political subdivisions	1,371	842	1,895	4,108
Other loans	89	1	-	90

Totals	$109,297	$136,153	$17,643	$263,093

Variable Rate Loans by Re-pricing Index
December 31, 2011
(Dollars in Thousands)

	Index

	Prime	LIBOR	Total

Real estate:
Construction, land development, and other land loans	$19,256	$-	$19,256
Farmland	9,456	-	9,456
1-4 family residential mortgage	13,358	-	13,358
Multifamily	-	-	-
Commercial	12,369	2,779	15,148
Agriculture	6,201	-	6,201
Commercial	7,295	2,136	9,431
Consumer	133	-	133
States and political subdivisions	-	-	-
Other loans	1	-	1

Totals	$68,069	$4,915	$72,984

For additional information regarding interest rate sensitivity see INTEREST RATE RISK included in Item 1A below.

Impaired Loans - Management considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the net present value of expected future cash flows discounted at the note's effective interest rate, or, if the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impaired loans are covered by the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are added to the allowance.. At December 31, 2011, the Bank identified 34 impaired loans (as defined by FASB ASC 310) aggregating $17,785,380, compared with 39 impaired loans aggregating $21,600,559 as of December 31, 2010. Of the loans identified as impaired, specific reserves in the amount of $2,428,435 and $2,275,207 were allocated to specific, impaired loans as of December 31, 2011 and 2010, respectively.

Non-performing Assets - Under the Corporation's nonaccrual policy, a loan is placed on nonaccrual status when the ability to collect the principal and interest is in doubt or when principal and interest is 90 days or more past due, unless, after analysis, it is determined that the interest is well secured and in the process of collection. Credit cards continue to accrue interest.

The following table sets forth the Corporation's non-performing assets at December 31, 2011, 2010, and 2009 (dollars in thousands).

	Descriptions	2011	2010	2009

A	Loans accounted for on a nonaccrual basis	$17,545	$18,993	$14,700

B	Loans which are contractually past due ninety days or more as to interest or principal payments (excluding balances included in (A) above)	538	210	28

C	Accruing loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.	383	1,657	1,106

D	Other non-performing assets	10,164	7,611	5,524

	Total	$28,630	$28,471	$21,358

If nonaccrual loans in (A) above had been current throughout their term, interest income would have been increased by $679,985, $857,222 and $968,048 for 2011, 2010, and 2009 respectively. All of the assets in (D) above at the end of 2011, 2010, and 2009 were other real estate owned (ORE).

There may be additional loans in the Bank's portfolio that may become classified or impaired as conditions continue to change. Regulatory examiners may require the Bank to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

Loan Concentrations - On December 31, 2011, the Bank had $46,864,339 of agriculture related loans as compared to $42,903,692 and $43,957,653 in 2010 and 2009, respectively. Real estate construction and 1-4 family residential mortgage loans were $37,436,067 and $53,905,156 respectively in 2011, $36,825,855 and $58,342,993 respectively in 2010 and $49,321,129 and $55,820,121 respectively in 2009.

Summary of Loan Loss Experience
(Dollars in Thousands)

	2011	2010	2009
Average amount of loans outstanding, net	$264,983	$278,792	$286,548

Reserve for loan losses:
Beginning balance	$5,140	$7,435	$3,591
Loans charged off:
Real estate:
Construction and land loans	(565)	(3,201)	(2,421)
Farmland	-	(11)	(26)
1-4 family residential mortgage	(417)	(778)	(512)
Multifamily	-	-	-
Commercial	(658)	(529)	(101)
Agriculture	(37)	(104)	(246)
Commercial	(436)	(2,055)	(1,047)
Consumer	(80)	(199)	(165)
States and political subdivisions	-	-	-
Other loans	(6)	(1)	(9)

Total Charged off	(2,199)	(6,878)	(4,527)
Recoveries:
Real estate:
Construction and land loans	13	11	3
Farmland	-	2	-
1-4 family residential mortgage	7	41	4
Multifamily	-	-	-
Commercial	9	-	-
Agriculture	9	18	46
Commercial	88	45	3
Consumer	32	26	46
States and political subdivisions	-	-	-
Other loans	3	2	1
Total Recoveries	161	145	103
Loans Charged off, net	(2,038)	(6,733)	(4,424)
Additions to the allowance charged to operations	1,800	4,438	8,268
Ending balance	$4,902	$5,140	$7,435

Net charge offs to average loans	0.77%	2.42%	1.54%

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

The allowance for loan losses consists of two portions: the classified portion and the nonclassified portion. The impaired portion is based on identified problem loans. Specific loss estimate amounts are included in the allowance based on an evaluation of the individual credits. Any loan categorized as a loss is charged off in the period which the loan is so categorized.

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

While the total allowance is described as consisting of a classified and a nonclassified portion, these terms are primarily used to describe a process. Both portions are available to support inherent losses in the loan portfolio. Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that future charges to the allowance for loan losses will not be significant in relation to the amount provided during a particular period, or that future evaluations of the loan portfolio based on conditions then prevailing will not require sizable charges to income. Management does, however, consider the allowance for loan losses to be appropriate for the reported periods. The Corporation has allocated, based on analysis of losses and risk, amounts to the nonclassified portion of the allowance to the individual loan categories for purposes of the loan loss allowance table below.

Management believes that the allowance for loan losses at December 31, 2011 is appropriate given past experience and the underlying strength of the loan portfolio.

The table below reflects an allocation of the allowance for the years ended December 31, 2011, 2010, and 2009. The allocation represents an estimate for each category of loans based upon historical experience and management's judgment.

	(Dollars In Thousands)
				Percentage of Loans to
	Allowance			Total Loans
	2011	2010	2009	2011	2010	2009
Real estate:
Construction and land loans	$1,933	$2,176	$1,893	14.2%	14.1%	17.4%
Farmland	243	119	-	11.5%	11.6%	10.7%
1-4 family residential mortgage	387	576	629	20.5%	22.3%	19.7%
Multifamily	9	7	-	1.6%	1.2%	1.5%
Commercial	1,412	1,100	3,329	29.0%	28.2%	21.6%
Agriculture	159	201	466	6.3%	4.8%	4.8%
Commercial	593	772	975	10.2%	11.2%	18.3%
Consumer	155	178	144	5.1%	5.2%	5.1%
States and political subdivisions	9	9	-	1.6%	1.5%	0.9%
Other loans	2	2	-	0.0%	0.0%	0.0%
Totals	$4,902	$5,140	$7,436	100.0%	100.0%	100.0%

At December 31, 2011 the majority of the allowance for loan loss was allocated to construction and land loans and commercial real estate loans. After detailed analysis, the loans identified as impaired at December 31, 2011 and the related reserves were classified as indicated on the above table.

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

Loans are reviewed for charge offs, as necessary, on a monthly basis. If necessary, loans can be charged off at any time with the approval of the Chief Executive Officer (CEO). The loan officer responsible for the particular loan initiates the charge off request which is reviewed by the appropriate Chief Credit Officer (Retail or Commercial), Special Assets Officer and the Special Assets Committee. A recommendation is then made for approval by the CEO. All charged off loans are reviewed by the Board of Directors of the Bank at the monthly board meeting.

DEPOSITS
(Dollars in Thousands)

The following table sets forth the average amount of deposits for the years 2011, 2010, and 2009 by category:

		Average			Average
		Deposits			Rate Paid
	2011	2010	2009	2011	2010	2009
Noninterest-bearing demand deposits	$127,557	$142,311	$140,782	0%	0%	0%

Interest - bearing
Demand	$80,579	$79,376	$87,294	0.49%	0.62%	0.76%
Savings	22,715	20,022	19,147	0.21%	0.21%	0.20%
Time	168,466	184,045	196,591	1.58%	2.13%	2.94%
	$271,760	$283,443	$303,032	1.19%	1.57%	2.23%

The following shows the amount of time deposits outstanding at December 31, 2011, classified by time remaining until maturity (in thousands).

	$100,000 or Greater Certificates of Deposit	Other Time Deposits
Maturity
Three months or less	$15,270	$21,028
Three to six months	9,972	18,384
Six to twelve months	21,194	28,240
Twelve months or more	19,837	27,154

Totals	$66,273	$94,806

The following table shows various amounts of other short term borrowings and their respective rates:

(Dollars in Thousands)

	Maximum Outstanding at any month end	Average balance	Average interest rate	Ending balance	Average interest rate at year end

2011

Other short term borrowings	$992	$515	0.00%	$992	0.00%

2010

Other short term borrowings	$944	$540	0.00%	$944	0.00%

2009

Other short term borrowings	$947	$379	0.00%	$624	0.00%

Return on Equity and Assets - The following table shows the percentage return on equity and assets, the dividend pay-out ratio, and the ratio of average equity to average assets of the Corporation for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Return on average assets	0.20%	-0.28%	-0.91%

Return on average equity	2.50%	-2.36%	-10.97%

Dividend pay-out ratio	0.00%	0.00%	0.00%

Ratio of average equity to average assets	8.08%	7.46%	8.31%

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

The Corporation is a participant in the Community Development Capital Initiative (CDCI) from the United States Treasury. The Corporation was initially a participant in the Capital Purchase Program (CPP) of the United States Treasury. Under the CPP program, the Corporation sold to the Treasury, preferred shares and a warrant that is convertible into common stock of the Corporation. Should the common stock warrants be converted, the impact of the conversion would be a dilutive effect on the current shareholders and would result in an additional 110,298 shares being issued representing 4.6% of the 2,389,127 outstanding at December 31, 2011. When the Corporation received a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program ("TARP") Capital Purchase Program on December 23, 2008 (see Note 9 to the Consolidated Financial Statements), the Corporation became subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends Related to the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury's investment. In 2010 the Corporation was certified as a Community Development Financial Institution and was then eligible to participate in the CDCI program. In September of 2010, the CPP preferred shares were exchanged for CDCI preferred shares. The only differences in the two programs are that the dividend rate on the CDCI preferred shares is 2% (a decrease from 5% for the CPP preferred shares) and the time period until the dividend rate increases to 9% was extended by five years. Additionally, the Corporation must remain certified as a CDFI. The other terms and restrictions of the TARP Program remain in place.

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

INTEREST RATE SENSITIVITY*

Interest Rate Sensitivity Analysis
Year Ended December 31, 2011
(Dollars in Thousands)

		Percent Change
		Interest Income/Expense
	Ending Balances as of 12/31/11	Down 200 Basis Points	Up 200 Basis Points
Earning Assets:
Cash & Short-term Investments	$41,322	-92.38%	755.45%
Investment securities, held to maturity	21,049	-4.23%	4.96%
Investment securities, available for sale	73,489	-2.00%	10.11%
Loans	258,373	-2.83%	14.72%
Total Assets	$394,233	-3.12%	16.61%

Interest Bearing Liabilities:
Interest Bearing Deposits	$108,373	-14.55%	105.43%
Certificates of Deposit less than $100,000	95,324	0.00%	67.83%
Certificates of Deposit greater than $100,000	66,651	0.00%	60.70%
Total Interest Bearing Deposits	270,348	-2.55%	71.91%

Federal funds sold & securities
purchased under agreement to resale	0	0.00%	0.00%
Federal Home Loan Bank borrowings	2,107	-3.01%	24.07%
Total Purchased Funds	2,107

Total Liabilities	$272,455	-2.57%	70.25%

Net Interest Income		-3.21%	8.30%

*Information pertains to the Bank only

As evidenced in the table, the Corporation is more interest rate sensitive in an increasing rate environment. A 200 basis point decline in prevailing market interest rates, such as the prime rate, would cause a 3.21% decline in net interest income; while a similar increase in interest rates would yield an 8.30% increase in net interest income. The comparable sensitivities at the end of 2010 were a decline in net interest income of 1.34% in a 200 basis point decline and an increase of 8.24% in a similar increase of rates. This effect is due to the Corporation’s mix of variable and fixed rate loans, investment portfolio, interest bearing deposits, and borrowed funds. The Corporation's sensitivity to changes in interest rates in conjunction with the structure of interest rate spreads determines the impact of change in interest rates on the Bank's performance.

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

Government Regulation and Supervision

The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. The Bank is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. The Bank is also subject to State of Alabama regulations regarding the payment of dividends and the ability to pay dividends may be limited relative to recent earnings. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Bank’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject the Bank to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers. As a participant in the Treasury’s Community Development Capital Initiative, the Corporation is subject to potential additional regulations regarding executive compensation and any additional items as may be required in the future. See “Supervision, Regulation and Government Policy” in Item 1.

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

Industry Conditions

The difficult market conditions that have adversely affected the banking industry since 2008 were less severe in 2011. Economic growth as shown by GDP was positive for the year. Housing and commercial real estate prices showed a slowing of the rate of decline. The pace of write-downs in value of assets held by financial institutions has slowed but remains at elevated levels. While conditions have improved, they have by no means returned to normalcy and a return to recession and a higher level of asset quality problems for financial institutions is possible. Should this occur, the Corporation and other participants in the financial services industry would be negatively impacted. Additionally, regulation has potentially reduced the income potential from some sources of revenue and compliance with new regulations has increased cost. In particular, the Corporation may face the following risks in connection with these events:

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's authorized common shares consist of the following:

(1)
5,000,000 shares of Class A common stock, $.01 par value per share, of which 2,389,127 shares are issued and 2,368,354 are outstanding and held by approximately 876 shareholders of record, as of March 29, 2012.

(2)	250,000 shares of Class B common stock, $.01 par value per share, none of which were issued, as of March 29, 2012.

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

The Corporation declared no common stock cash dividends during 2011 or 2010. The payment of dividends is subject to the earnings and financial condition of the Corporation and other relevant factors. Dividends on the Corporation’s common stock are declared and paid based on a variety of considerations by the Corporation’s Board of Directors and there can be no assurance that the Corporation will continue to pay regular dividends or as to the amount of dividends if any. The payment of dividends is also subject to limitations related to the CDCI preferred stock investment by the Treasury. Payment of future common stock cash dividends will depend upon business conditions, operating results, capital and reserve requirements and the Board’s consideration of other relevant factors. In addition, the ability of the Corporation to pay dividends is totally dependent on dividends received from its banking subsidiary (see Note 17 to the consolidated financial statements) and is subject to statutory restrictions on dividends applicable to Delaware corporations, including the restrictions that dividends generally may be paid only from a corporation’s surplus or from its net profits for the fiscal year in which the dividend is declared and the preceding year.

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

At December 31, 2011 the Corporation had $446,879,172 of total assets, compared to $467,220,694 at December 31, 2010. Total deposits decreased by $21,578,782 (5.17%) to $395,453,938, as compared to $417,032,720 at the end of 2010.

Loans at year end 2011 totaled $263,093,320, an increase of $1,322,505 from the $261,770,815 recorded at December 31, 2010. The allowance for loan losses decreased by $238,448, to $4,901,550 from $5,139,998. The allowance coverage was 1.86% of total loans versus 1.96% in 2010. The reduction in both reserves and the coverage was primarily the result of the resolution and/or charge off of loans which were specifically reserved.

Other Real Estate (ORE) decreased to $9,946,107 at year end, 2011 from $10,163,992 at the same time in 2010. The decrease of $217,885 was primarily the result of either sales or reserving activity, offset by, the acquisition of additional properties as foreclosures were accomplished in the process of resolving problem credits.

The investment by the Corporation in premises and equipment at the end of 2011 was lower by $618,423 to $15,853,633 from $16,472,056 at the end of 2010. The Corporation did not add to its branch network during the year and this reduced the need for new purchases of equipment.

Net interest income was $14,905,847 for the year ended December 31, 2011, as compared with $14,433,179 for the year ended December 31, 2010, an increase of 3.27%. Even though they were reduced consistently throughout the year, non-accrual loans continued to be a drag on interest revenue and the drag was offset by the significant reduction in the interest expense on deposits and borrowed funds. Net interest income is discussed in more detail below under Net Interest Income.

The severe economic recession that the country experienced beginning in 2008 began to slowly stabilize in 2011. Economic activity showed very slow, but positive, growth. The amounts of loans charged off during the year fell to $2,199,025 from $6,878,006 in 2010. The level of loans stabilized in 2011 and ended the year at $263,093,320, a 0.51% increase from the 2010 year end level of $261,770,815. After analysis of the loan portfolio, the losses, and level of loans, the needed level of the allowance was calculated resulting in a provision need for the year of $1,800,000 in 2011. This is a significant decrease from the prior year when the provision was $4,438,000.

Noninterest income totaled $5,808,905 for 2011 as compared to $5,367,619 in 2010, an increase of $441,286 or 8.22%. Service charges and fees on deposit accounts showed a decrease of $147,330, or 4.45% from the prior year. Regulatory overdraft restrictions were partially responsible, but lower usage of this product was a major contributor. Gains recorded from disposition of investment portfolio securities were higher by $137,030 as the portfolio was restructured to position it for possible changes in interest rates. Origination fees on mortgage loans decreased $34,000 from 2010 levels. Other non interest income was higher by $485,586. A major part of this increase was the result of the Bank’s receipt of a Bank Enterprise Award (“BEA”) grant for qualifying community development activities of $209,000. Credit card revenue, research fees and increased gain on sale of ORE comprised the remainder of the improvement.

Noninterest expense totaled $17,323,007 for the year ended December 31, 2011, as compared to $17,304,088 for the year ended December 31, 2010, an increase of $18,919 or 0.11%. Salaries and benefits were higher by $220,326 to $8,837,671 (2.56%) with increased cost of health insurance and increased participation in the 401(k) plan accounting for a majority of the increase. Occupancy expense was lower by $236,723 as the Corporation restricted the purchase of new equipment and facilities resulting in lower depreciation. Other noninterest expense showed an increase of $35,316. Expenses over which the Corporation could exercise some control, such as advertising, donations and supplies, were lower along with a significant reduction in FDIC insurance expenses. In 2011 expenses related to ORE properties, valuation adjustments, reserves and other expenses were increased by $1,424,056 from 2010 levels. This was somewhat offset as the intangible asset impairment write off of $935,000 recorded in 2010 was not repeated in 2011.

For the year 2011, the Corporation reported a net profit of $1,186,126 compared to the net loss of $839,858 that was reported for 2010. A tax expense of $405,619 was recorded in 2011 as opposed to the benefit reported in 2010 of $1,101,432. The results for 2011 and 2010 also include the payment of preferred dividends and associated accretion of discount related to the preferred stock in the amounts of $275,096 and $518,442, respectively. The reduction in the preferred stock dividend was attributable to the transition from the CPP to the CDCI Program which lowered the dividend rate from 5% to 2% as described above. Basic and diluted earnings per share was $0.51 for the period ended December 31, 2011 compared to the loss per share of ($0.37) for the period ended December 31, 2010.

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

NET INTEREST INCOME
(Dollars in Thousands)

	2011	2010
Interest income (1)	$18,447	$19,552
Interest expense	3,380	4,737
Net interest income	15,067	14,815
Provision for loan losses	1,800	4,438
Net interest income after provision for loan losses on a tax equivalent basis	13,267	10,377
Less: tax equivalent adjustment	161	382
Net interest income after provision for loan losses	$13,106	$9,995

(1) Income on tax-exempt obligations has been computed on a full federal tax-equivalent (FTE) basis using an income tax rate of 34% for 2011 and 2010.

Total interest income (on an FTE basis) decreased to $18,447,481 in 2011, from $19,552,415 in 2010, a decrease of $1,104,934, or 5.65%. This decrease was primarily caused by a decrease in average loans and the reinvestment of funds at the historically low Fed Funds overnight rate which was set at 0.25%. Average loans decreased $13,808,855 while the average rate earned increased 16 basis points to 5.90% causing an overall decrease in interest earned on loans of $328,208. The average interest rate (FTE) earned on all earning assets in 2011 increased to 4.63% from 4.60% in 2010. The interest margin increased to 3.78% in 2011 from 3.49% in 2010. Average taxable investment securities for 2011 were $79,748,746, as compared to $67,353,727 for 2010, an increase of $12,395,018, or 18.4%. Average tax-exempt investment securities decreased $10,823,647, or 58.6%, to $7,639,376 in 2011 from $18,463,023 in 2010. During 2011, the Corporation continued the restructuring of its investment portfolio. This was done to reduce the level of tax advantaged revenue and adjust the Corporation’s sensitivity to changes in interest rates. The result was the sale of a majority of the holdings of tax free municipal securities and the reinvestment of the proceeds in U. S. Government and U. S. Government Agency securities. The average volume of federal funds sold and interest bearing deposits in other banks decreased to $48,085,245 in 2011 from $61,984,654 in 2010, a decrease of $13,825,004 or 22.3%. The decrease in fed funds sold and interest bearing deposits in other banks was primarily the result of lower levels of non interest demand deposits, as the temporary increases experienced in prior years did not reoccur, and the reduction of higher costing time deposits that were not needed to support loans.

Total interest expense decreased $1,357,057 or 28.7%, to $3,380,366 in 2011, from $4,737,423 in 2010. This decrease was a function of both lower balances in higher costing time deposits and lower interest rates paid on deposit accounts as prevailing rates were low throughout the year. The average rate paid on interest-bearing liabilities in 2011 was 1.19% as compared to 1.60% in 2010. Average interest-bearing liabilities decreased to $283,775,007 in 2011, from $295,648,390 in 2010, a decrease of $11,873,383, or 4.0%. Average savings and interest-bearing demand deposits increased $3,895,562 or 3.9% to $103,293,224 in 2011. Average time deposits decreased to $168,465,923 in 2011, from $184,045,177 in 2010, a decrease of $15,579,254, or 8.5%. The average rate paid on time deposits decreased to 1.58% in 2011 from 2.13% in 2010. The Corporation issued $10,310,000 of subordinated debentures in September of 2006 at an interest rate of LIBOR plus 1.68%. The interest rate paid on the subordinated debentures was 1.99% in 2011, a reduction from the 2.05% paid in 2010.

PROVISION FOR LOAN LOSSES

The provision for loan losses is that amount necessary to maintain the allowance for loan losses at a level appropriate for the associated credit risk, as determined by management in accordance with generally accepted accounting principles (GAAP), in the current portfolio. The provision for loan losses decreased 59.4% for the year ended December 31, 2011 to $1,800,000 as compared to $4,438,000 for the year ended December 31, 2010. The change in the provision maintains the allowance at a level that is determined to be appropriate by management and the board of directors of the Bank.

The allowance for loan losses at December 31, 2011 represents 1.86% of gross loans, as compared to 1.96% at December 31, 2010.

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

NONINTEREST INCOME

	2011	2010
Service Charge Income	$1,572,988	$1,386,816
Overdraft Fees, net	1,590,939	1,924,441
Mortgage Origination Fees	323,756	357,756
Investment Securities Gains, (net)	1,183,605	1,046,575
Other	1,137,617	652,031
	$5,808,905	$5,367,619

Total noninterest income increased $441,286 or 8.2%, to $5,808,905 in 2011, as compared to $5,367,619 in 2010.

Service Charge Income in 2011 was $3,163,927 which is a decrease of $147,330 (4.4%) compared to the 2010 level of $3,311,257. The change in regulation of overdraft fees which required customers to opt-in to allow overdrafts on ATM transactions and one-time debit card transactions reduced revenue from these fees by $333,502 or 17.3%. Partially offsetting the decline in overdraft fees were increases in ATM network fee income of $93,664 and service charges on deposit accounts of $90,141 (primarily business accounts subject to analysis charges).

Mortgage origination fees were also lower in 2011 than in 2010. Income for 2011 was $34,000 lower than 2010 and totaled $323,756. Unsettled conditions in the housing market caused reduced volume in purchase transactions.

Other non-interest income in 2011 increased by $485,586 or 74.5% to $1,137,617 from the $652,031 reported in 2010. The BEA grant was responsible for $209,000 of the increase. Additionally, income recorded from the sale of ORE properties increased by $107,237. In 2011 net gains of $83,146 on ORE sales were realized as compared to the loss of $24,091 experienced in 2010. The remainder of the increase was the result of smaller increases in credit card income, research fees and miscellaneous income.

Net gains on the sale of investment securities increased by $137,030 as the investment portfolio was restructured in two transactions to be better positioned relative to the level and structure of interest rates.

NONINTEREST EXPENSE

	2011	2010
Salaries and benefits	$8,837,671	$8,617,345
Net occupancy	1,982,519	2,219,242
Other	6,502,817	6,467,501
Total	$17,323,007	$17,304,088

Total noninterest expense increased $18,919, or 0.1%, to $17,323,007 in 2011 from $17,304,088 in 2010. Salaries and other compensation expense increased $220,326, or 2.6%. Salaries increased by $85,092 (1.2%) and health insurance increased by $92,392 or 15.6%. Increased participation in the 401(k) plan increased cost by $42,468. Occupancy expenses declined by $236,723 (10.7%) to $1,982,519 in 2011 from the 2010 level of $2,219,242. Depreciation expense accounted for the majority of the decrease as the Corporation continued to manage the level of capital expenditures. Other categories of expense showed little change as compared to the 2010 levels with an increase of $35,316 (0.6%). Within this small variance there were some larger, offsetting changes. FDIC insurance expense declined by $378,573 as deposits were lower, as was previously discussed, and the FDIC introduced a new calculation methodology that resulted in lower insurance expenses for community banks. In 2010 there was a charge to earnings for the write off of the intangible asset associated with the Bank’s branching into Florida. The amount of the write off was $935,000. As this was not repeated in 2011, the result is a negative variance of $935,000. These two large reductions in expense offset an increase of $1,424,056 in expenses associated with the Corporation’s ORE properties. Provision to a reserve for ORE valuations was made in the amount of $1,558,870. After performing valuations and prior to the end of 2011, the reserve was used to write down the value of ORE properties.

Basic and diluted earnings per share in 2011 were $0.51, as compared to a loss of ($0.37) in 2010. Return on average assets was 0.20% in 2011, as compared to a negative (0.28%) in 2010. Return on average equity was 2.50% in 2011, as compared to a negative (2.36%) in 2010.

LOANS AT DECEMBER 31

	2011	2010
Real estate:
Construction, land development, and other land loans	$37,436,067	$36,825,855
Farmland	30,360,189	30,269,876
1-4 family residential mortgage	53,905,156	58,342,993
Multifamily	4,083,577	3,082,066
Commercial	76,210,622	73,800,481
Agriculture	16,504,150	12,633,816
Commercial	26,861,247	29,413,147
Consumer	13,533,716	13,597,817
States and political subdivisions	4,108,510	3,735,144
Other loans	90,086	69,620
	$263,093,320	$261,770,815

Total loans increased to $263,093,320 at December 31, 2011, from $261,770,815 at year end 2010, an increase of $1,322,505, or 0.5%. The ratio of loans to deposits was 66.5% at December 31, 2011 vs. 62.8% at the same date in 2010. The increase in the loan to deposit ratio was caused by the increase in loans and a corresponding decrease in deposits of $22 million.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities available for sale and, to a lesser extent, sales of investment securities available for sale. Other short-term investments such as federal funds sold and interest bearing deposits in other banks are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers’ interest bearing and noninterest bearing deposit accounts. Federal funds purchased and other short-term borrowings are additional sources of liquidity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs.

The Corporation's bank subsidiary has an Asset Liability Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals.

CAPITAL RESOURCES

The Corporation has historically relied primarily on internally generated capital growth to maintain capital adequacy. The average equity to average assets ratio during 2011 was 8.08% as compared to 7.5% in 2010. Total stockholders’ equity on December 31, 2011 was $37,269,023, an increase of $1,749,206, or 4.9%, from $35,519,206 at year end 2010. The Corporation's risk based capital of $45,487,256, or 15.47%, of risk adjusted assets at December 31, 2011, was well above the Corporation’s minimum risk based capital requirement of $23,525,134 or 8.0% of risk weighted assets.

In March of 2006, the Federal Reserve issued a final rule providing for the inclusion of Trust Preferred securities in Tier 1 risk weighted capital, up to a limit of 25% of total Tier 1 capital. These securities comprised 24.64% of the Corporation’s Tier 1 Capital as of December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Corporation's consolidated financial statements as of December 31, 2011 and 2010 and for the years thus ended are included in the following pages shown in the index below.

Index to Financial Statements	Page(s)

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2011 and 2010	F2

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	F3

Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F5

Notes to Consolidated Financial Statements - December 31, 2011 and 2010	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
United Bancorporation of Alabama, Inc.
Atmore, Alabama

We have audited the consolidated balance sheets of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorporation of Alabama, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama
March 29, 2012

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2011 and 2010

Assets	2011	2010
Cash and due from banks	$14,940,877	$18,179,566
Interest bearing deposits in banks	41,333,309	62,786,543
Cash and short-term investments	56,274,186	80,966,109

Securities available for sale, at fair value (amortized cost of $70,951,957 and $69,518,789 at December 31, 2011 and 2010,respectively)	71,493,832	68,808,624

Securities held to maturity (market values of $22,012,073 and $17,302,864 at December 31, 2011 and 2010 respectively)	21,048,977	17,262,606

Loans held for sale	169,400	-

Loans held for investment	263,093,320	261,770,815
Less: Allowance for loan losses	4,901,550	5,139,998
Net loans held for investment	258,191,770	256,630,817

Premises and equipment, net	15,853,633	16,472,056
Interest receivable	2,155,497	2,192,768
Other assets	11,745,770	14,723,722
Other real estate owned	9,946,107	10,163,992

Total assets	$446,879,172	$467,220,694

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$126,469,004	$142,681,749
Interest bearing	268,984,934	274,350,971
Total deposits	395,453,938	417,032,720

Advances from Federal Home Loan Bank of Atlanta	1,115,500	1,280,300
Treasury, tax, and loan account	991,750	944,078
Interest payable	287,686	402,953
Accrued expenses and other liabilities	1,451,275	1,731,437
Note payable to Trust	10,310,000	10,310,000
Total liabilities	409,610,149	431,701,488

Stockholders' equity:
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares issued in 2011 and 2010 respectively Class A common stock, $0.01 par value.	10,149,323	10,080,227
Authorized 5,000,000 shares; issued and outstanding, 2,389,127 and 2,389,127 shares in 2011 and 2010, respectively Class B common stock, $0.01 par value.	23,891	23,891
Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	7,114,042	6,815,176
Accumulated other comprehensive income (loss), net of tax	325,119	(426,105)
Retained earnings	19,984,862	19,721,667
	37,597,237	36,214,856

Less: 40,943 and 86,757 treasury shares, at cost, respectively	328,214	695,650
Total stockholders' equity	37,269,023	35,519,206
Total liabilities and stockholders' equity	$446,879,172	$467,220,694

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31, 2011 and 2010

	2011	2010

Interest income:
Interest and fees on loans	$16,252,312	$16,580,519
Interest on investment securities:
Taxable	1,600,690	1,692,469
Nontaxable	313,049	741,167
Total investment income	1,913,739	2,433,636
Other interest income	120,162	156,447
Total interest income	18,286,213	19,170,602

Interest expense:
Interest on deposits	3,107,551	4,447,947
Interest on other borrowed funds	272,815	289,476
Total interest expense	3,380,366	4,737,423

Net interest income	14,905,847	14,433,179

Provision for loan losses	1,800,000	4,438,000

Net interest income after provision for loan losses	13,105,847	9,995,179

Noninterest income:
Service charge on deposits	3,163,927	3,311,257
Investment securities gains, net	1,183,605	1,046,575
Mortgage loan and related fees	323,756	357,756
Other	1,137,617	652,031
Total noninterest income	5,808,905	5,367,619

Noninterest expense:
Salaries and benefits	8,837,671	8,617,345
Net occupancy expense	1,982,519	2,219,242
Other	6,502,817	6,467,501
Total noninterest expense	17,323,007	17,304,088

Net earnings (losses) before income tax expense (benefits)	1,591,745	(1,941,290)
Income tax expense (benefits)	405,619	(1,101,432)
Net earnings (losses)	1,186,126	(839,858)
Preferred stock dividends	206,000	453,200
Accretion on preferred stock discount	69,096	65,242
Net earnings (losses) available to common shareholders	$911,030	$(1,358,300)

Basic earnings (losses) per share	$0.51	$(0.37)

Basic weighted average shares outstanding	2,332,948	2,288,829

Diluted earnings (losses) per share	$0.51	$(0.37)

Diluted weighted average shares outstanding	2,332,948	2,288,829

See accompanying notes to consolidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years ended December 31, 2011 and 2010

	Preferred Stock	Common Shares	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity	Comprehensive Income (Loss)

Balance December 31, 2009	$10,014,985	2,388,992	$23,890	$6,544,079	$21,685,478	$351,289	$(1,055,917)	$37,563,804

Net losses					(839,858)			(839,858)	$(839,858)

Other comprehensive loss (Note 18)						(777,394)		(777,394)	(777,394)
Comprehensive loss									$(1,617,252)
Treasury shares issued as stock dividend				242,496	(602,763)		360,267	-
Cash portion of stock dividend (fractional shares)					(2,748)			(2,748)
Purchased Treasury Stock								-
Stock-based compensation		135	1	28,601				28,602
Accretion on preferred stock discount	65,242				(65,242)			-
Preferred stock dividends paid					(453,200)			(453,200)

Balance December 31, 2010	$10,080,227	2,389,127	$23,891	$6,815,176	$19,721,667	$(426,105)	$(695,650)	$35,519,206

Net earnings					1,186,126			1,186,126	$1,186,126

Other comprehensive income (Note 18)						751,224		751,224	751,224
Comprehensive income									$1,937,350
Treasury shares issued as stock dividend				273,974	(641,410)		367,436	-
Cash portion of stock dividend (fractional shares)					(6,425)			(6,425)
Stock-based compensation				24,892				24,892
Accretion on preferred stock discount	69,096				(69,096)			-
Preferred stock dividends paid					(206,000)			(206,000)

Balance December 31, 2011	$10,149,323	2,389,127	$23,891	$7,114,042	$19,984,862	$325,119	$(328,214)	$37,269,023

See accompanying notes to conslidated financial statements

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities
Net earnings (losses)	$1,186,126	$(839,858)
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities
Provision for loan losses	1,800,000	4,438,000
Depreciation of premises and equipment	963,577	1,172,648
Net amortization of premuim on investment securities available for sale	453,479	323,775
Net amortization of premium on investment securities held to maturity	165,448	90,699
Gain on sales of investment securities available for sale, net	(1,183,605)	(1,046,575)
(Gain) loss on sale of other real estate	(83,146)	24,091
Originations of loans held for sale	(5,383,681)	-
Proceeds from sales of loans held for sale	5,214,281	-
Stock-based compensation	24,892	28,602
(Increase) decrease in deferred income taxes	403,940	(1,194,038)
Provision for other real estate losses	247,000	-
Writedown of other real estate	1,352,964	175,908
Writeoff of intangible assets	-	934,763
Decrease in interest receivable	37,271	665,354
(Increase) decrease in other assets	1,438,755	(400,349)
Decrease in Federal Deposit Insurance Corporation prepaid deposit assessment	635,942	852,099
Decrease in interest payable	(115,267)	(217,914)
Increase (decrease) in accrued expenses and other liabilities	(280,162)	123,194
Net cash provided by operating activities	6,877,814	5,130,399

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	9,899,459	22,709,629
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	2,647,178	6,235,925
Proceeds from sales of investment securities available for sale	46,974,574	36,069,589
Purchases of investment securities available for sale	(57,577,076)	(59,948,033)
Purchases of investment securities held to maturity	(6,598,997)	(7,929,900)
Net (increase) decrease in loans	(5,821,143)	10,554,356
Purchases of premises and equipment, net	(345,154)	(55,468)
Proceeds from sale of other real estate	1,159,757	1,609,843
Net cash provided by (used in) investing activities	(9,661,402)	9,245,941

Cash flows from financing activities
Net increase (decrease) in deposits	(21,578,782)	12,222,471
Cash dividends - preferred stock	(206,000)	(453,200)
Cash dividends - common stock	(6,425)	(2,748)
Repayments of advances from FHLB Atlanta	(164,800)	(164,800)
Increase in other borrowed funds	47,672	319,935
Net cash provided by (used in) financing activities	(21,908,335)	11,921,658

Net increase (decrease) in cash and short-term investments	(24,691,923)	26,297,998

Cash and short-term investments, beginning of period	80,966,109	54,668,111

Cash and short-term investments, end of period	$56,274,186	$80,966,109

Supplemental disclosures
Cash paid during the period for:
Interest	$3,495,633	$4,955,337
Income taxes	56,977	52,705

Noncash transactions
Transfer of loans to other real estate through foreclosure	$2,460,190	$4,287,489

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Reclassification

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

Investment Securities

Investment securities are classified in one of three portfolios: (i) trading account securities, (ii) securities available for sale, or (iii) securities held to maturity. Trading account securities are stated at fair value. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders’ equity, net of tax effect, until realized. Once realized, gains and losses on investment securities available for sale are reflected in current period earnings. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. As of December 31, 2011, the Corporation had $71,494,000 of investment securities, or approximately 77%, classified as securities available for sale and $21,049,000, or approximately 23%, classified as securities held to maturity. As of December 31, 2010, the Corporation had $68,809,000 of investment securities, or approximately 80%, classified as securities available for sale and $17,263,000, or approximately 20%, classified as securities held to maturity.

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

As of December 31, 2011 and December 31, 2010, approximately 55% and 54%, respectively, of the Corporation’s loans were commercial loans. The Corporation’s commercial customers are primarily small to middle market enterprises. The Corporation also specializes in agricultural loans, which represented approximately 18% and 16% of the Corporation’s total loans at December 31, 2011 and December 31, 2010, respectively.

Allowance for Loan Losses

The allowance is an amount that management believes will be appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance may consist of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance is established when the collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the trends associated with the composition of the loan portfolio; (6) the trends related to classified assets and (7) effectiveness of the Company’s loan policies, procedures and internal controls

Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral–dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impaired loans are charged off against the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

Troubled Debt Restructings

The Corporation designates loan modifications as troubled debt restructurings (“TDRs”) when for economic and legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. In circumstances where the TDR involves charging off a portion of the loan balance, the Corporation typically classifies these restructurings as nonaccrual.

In connection with restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, a debt to income analysis, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables.

Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower’s sustained historical repayment for a reasonable period, generally a minimum of six months, prior to the date on which the loan is returned to accrual status.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight–line method over the estimated useful lives of the assets.

Other Real Estate

Other real estate represents property acquired through foreclosure or deeded to the Corporation in lieu of foreclosure on real estate mortgage loans on which borrowers have defaulted. Other real estate is carried in other assets at the lower of cost or fair value, adjusted for estimated selling costs. Reductions in the balance of other real estate at the date of foreclosure are charged to the allowance for loan losses. Subsequent valuation decreases in the carrying value of other real estate as well as costs to carry other real estate are recognized as charges to noninterest expense. As of December 31, 2011 and 2010, the Corporation had $9,946,107 and $10,163,992, respectively, in other real estate which are included in other assets in the consolidated balance sheets.

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

Stock Based Compensation

At December 31, 2011, the Corporation had options and other equity awards outstanding as defined by two stock-based employee compensation plans, which are described more fully in Note 13. The Corporation accounts for its stock based compensation plans under stock compensation accounting guidance (FASB ASC 718, Compensation – Stock compensation). This guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Earnings (Losses) per Share

FASB ASC 260, Earnings Per Share, provides for the computation of basic and diluted earnings per share. There was no dilutive effect for the years ended December 31, 2011 and 2010, because the exercise price of the stock awards, described in Note 13, was greater than the fair value of the stock on the respective dates. Therefore, the adjustment related to share-based awards would be anti-dilutive and are not computed or disclosed below.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20 to Receivables (ASC 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU adds new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL. The required disclosures will include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL. These disclosures are effective for annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for annual reporting periods beginning on or after December 15, 2010. This pronouncement had no effect on the Corporation’s financial position or results of operations. The required disclosures are included as of and for the year ended December 31, 2011.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the annual period beginning on or after June 15, 2011. The adoption of this guidance is not expected to have a material impact on the Corporation’s financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Corporation’s financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year that begins after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Corporation’s financial statements.

In September 2011, Financial Accounting Standards Board (“FASB”) issued an ASU to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The adoption of this guidance is not expected to have a material impact on the Corporation’s financial statements.

(2)	Cash and Due From Banks

The Bank is required by the Federal Reserve Bank to maintain daily cash balances. These required balances were $425,000 at both December 31, 2011 and 2010, respectively.

(3)	Investment Securities

The amortized cost and fair value of investment securities available for sale at December 31, 2011 and 2010 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2011:

U.S. Treasury securities	$4,003,429	$10,009	$-	$4,013,438
U.S. government sponsored agencies	59,403,763	413,643	(76,732)	59,740,674
State and political subdivisions	7,534,612	245,003	(45,940)	7,733,675
Mortgage–backed securities	-	-	-	-
Equity securities	10,153	-	(4,108)	6,045
	$70,951,957	$668,655	$(126,780)	$71,493,832
2010:

U.S. Treasury securities	$19,207,231	$157,497	$(135,666)	$19,229,062
U.S. government sponsored agencies	35,391,603	273,654	(497,372)	35,167,885
State and political subdivisions	9,744,841	69,416	(447,406)	9,366,851
Mortgage–backed securities	5,164,961	-	(126,710)	5,038,251
Equity securities	10,153	-	(3,578)	6,575
	$69,518,789	$500,567	$(1,210,732)	$68,808,624

The amortized cost and fair value of investment securities held to maturity at December 31, 2011 and 2010 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
2011
U.S. government sponsored agencies	$14,777,587	$679,208	$-	$15,456,795
Mortgage-backed securities	6,271,390	283,888	-	6,555,278
	$21,048,977	$963,096	$-	$22,012,073

2010
U.S. government sponsored agencies	$17,262,606	$290,222	$(249,964)	$17,302,864
	$17,262,606	$290,222	$(249,964)	$17,302,864

Those investment securities classified as available for sale which have an unrealized loss position at December 31, 2011 and 2010 are detailed below:

2011
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government sponsored agencies	31,544,265	(76,732)	-	-	31,544,265	(76,732)
State and political subdivdisions	-	-	1,150,186	(45,940)	1,150,186	(45,940)
Mortgage-backed securities	-	-	-	-	-	-
Equity securities	-	-	6,045	(4,108)	6,045	(4,108)
Total temporarily impaired securities	$31,544,265	$(76,732)	$1,156,231	$(50,048)	$32,700,496	$(126,780)

2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$3,954,531	$(135,666)	$-	$-	$3,954,531	$(135,666)
U.S. government sponsored agencies	17,681,269	(497,372)	-	-	17,681,269	(497,372)
State and political subdivdisions	4,537,904	(289,375)	636,830	(158,031)	5,174,734	(447,406)
Mortgage-backed securities	5,038,251	(126,710)	-	-	5,038,251	(126,710)
Equity securities	-	-	6,575	(3,578)	6,575	(3,578)
Total temporarily impaired securities	$31,211,955	$(1,049,123)	$643,405	$(161,609)	$31,855,360	$(1,210,732)

There were no investment securities classified as held to maturity which had an unrealized loss position at December 31, 2011.

Those investment securities classified as held to maturity, which had an unrealized loss position at December 31, 2010 are detailed below:

2010
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Government sponsored agencies	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)
Total temporarily impaired securities	$7,640,567	$(249,964)	$-	$-	$7,640,567	$(249,964)

The unrealized losses at both December 31, 2011 and 2010 were attributable to changes in market interest rates since the securities were purchased. The Corporation systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers, (3) structure of the security and (4) the Corporation’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in market value.

U.S. Treasury securities. There was no unrealized loss related to investments in U.S. Treasury obligations as of December 31, 2011.

U.S. Government sponsored agencies. The unrealized losses on the eighteen investments in direct obligations of U.S. government agencies were caused by interest rate fluctuations. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

States and political subdivisions. The unrealized losses associated with four securities issued by state and political subdivisions are primarily driven by wider credit spreads and changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Equity securities. The Corporation’s investment in equity securities consist of a single investment in the common stock of a government sponsored enterprise. Because of the Corporation’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

The amortized cost and fair value of investment securities available for sale at December 31, 2011, categorized by contractual maturity are shown below.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Investment securities due in or after:
Due in one year or less	$5,185,336	$5,199,503	$999,996	$1,000,326
Due after one year through five years	58,726,116	59,077,828	10,421,637	10,960,007
Due after five years through ten years	3,965,884	4,158,129	3,355,954	3,496,462
Due after ten years	3,074,621	3,058,372	6,271,390	6,555,278
Total	$70,951,957	$71,493,832	$21,048,977	$22,012,073

The gross gains and gross losses realized by the Corporation from sales of investment securities available for sale for the twelve months ended December 31, 2011 and 2010 were as follows:

	2011	2010

Gross gains realized	$1,196,128	$1,133,279
Gross losses realized	(12,523)	(86,704)
Net gain realized	$1,183,605	$1,046,575

Investment securities available for sale with fair values of $25,335,254 and $28,143,732 at December 31, 2011 and 2010, respectively, were pledged to secure fed funds lines, Federal Home Loan Bank advances, and public and trust deposits as required by law and for other purposes.

Investment securities held to maturity with amortized costs of $13,778,456 and $10,527,333 at December 31, 2011 and 2010, respectively, were pledged to secure fed funds lines and public and trust deposits as required by law and for other purposes.

Restricted equity securities (included in Other assets in the Consolidated Balance Sheets) consist of the following as of December 31, 2011 and 2010:

	2011	2010

Federal Home Loan Bank stock	$842,500	$1,046,700
First National Bankers' Bank stock	825,000	825,000
	$1,667,500	$1,871,700

(4)	Loans and Allowance for Loan Losses

At December 31, 2011 and 2010, the composition of the loan portfolio was as follows:

	2011	2010
Real estate:
Construction and land loans	$37,436,067	$36,825,855
Farmland	30,360,189	30,269,876
1-4 family residential mortgage	53,905,156	58,342,993
Multifamily	4,083,577	3,082,066
Commercial	76,210,622	73,800,481
Agriculture	16,504,150	12,633,816
Commercial	26,861,247	29,413,147
Consumer	13,533,716	13,597,817
States and political subdivisions	4,108,510	3,735,144
Other loans	90,086	69,620
Total	$263,093,320	$261,770,815

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

The following table summarizes the credit risk profile of our loan portfolio by internally assigned grades as of December 31, 2011 (in thousands).

		Special	Substandard
	Pass	Mention	/ Doubtful	Total
Real estate:
Construction and land loans	23,581	$3,030	$10,825	$37,436
Farmland	21,763	6,631	1,966	30,360
1-4 family residential mortgage	50,459	2,822	624	53,905
Multifamily	4,084	-	-	4,084
Commercial	57,259	9,451	9,501	76,211
Agriculture	13,124	1,804	1,576	16,504
Commercial	25,241	782	838	26,861
Consumer	13,463	58	13	13,534
States and political subdivisions	4,108	-	-	4,108
Other loans	90	-	-	90
Total	$213,172	$24,578	$25,343	$263,093

Approximately $645,000 of the $25,343,000 identified as Substandard / Doubtful above were considered Doubtful as of December 31, 2011.

The following table summarizes the credit risk profile of our loan portfolio by internally assigned grades as of December 31, 2010 (in thousands).

		Special	Substandard
	Pass	Mention	/ Doubtful	Total
Real estate:
Construction and land loans	$19,306	$4,250	$13,270	$36,826
Farmland	18,438	6,352	5,480	30,270
1-4 family residential mortgage	52,544	3,538	2,261	58,343
Multifamily	3,082	-	-	3,082
Commercial	53,704	12,026	8,070	73,800
Agriculture	8,807	2,110	1,717	12,634
Commercial	21,853	3,223	4,337	29,413
Consumer	13,335	65	198	13,598
States and political subdivisions	3,735	-	-	3,735
Other loans	65	-	5	70
Total	$194,869	$31,564	$35,338	$261,771

Approximately $615,000 of the $35,338,000 identified as Substandard / Doubtful above were considered Doubtful as of December 31, 2010.

Changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010	2008
Average amount of loans outstanding	$264,983	$278,792	$287,491

Reserve for loan losses:
Beginning balance	$5,140	$7,435	$3,981
Loans charged off:
Real estate:
Construction and land loans	(565)	(3,201)	(1,627)
Farmland	-	(11)	(1)
1-4 family residential mortgage	(417)	(778)	(68)
Multifamily	-	-	-
Commercial	(658)	(529)	(615)
Agriculture	(37)	(104)	(85)
Commercial	(436)	(2,055)	(179)
Consumer	(80)	(199)	(178)
States and political subdivisions	-	-	-
Other loans	(6)	(1)	(2)

Total Charged off	(2,199)	(6,878)	(2,755)
Recoveries:
Real estate:
Construction and land loans	13	11	18
Farmland	-	2	-
1-4 family residential mortgage	7	41	-
Multifamily	-	-	-
Commercial	9	-	1
Agriculture	9	18	-
Commercial	88	45	11
Consumer	32	26	31
States and political subdivisions	-	-	-
Other loans	3	2	4
Total Recoveries	161	145	65
Loans Charged off, net	(2,038)	(6,733)	(2,690)
Additions to the allowance charged to operations	1,800	4,438	2,300
Ending balance	$4,902	$5,140	$3,591

Net charge offs to average loans	0.77%	2.42%	0.94%

A loan is considered impaired when, based on current information and events; it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following tables detail the Bank’s impaired loans, by portfolio class, as of December 31, 2011 (in thousands).

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$746	$990	$-	$1,140	$9
Farmland	397	397	-	1,179	-
1-4 family residential mortgage	552	552	-	688	21
Multifamily	-	-	-	-	-
Commercial	845	845	-	429	45
Agriculture	1,420	1,420	-	1,362	163
Commercial	257	2,335	-	547	2
Consumer	-	-	-	41	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	4,217	6,539	-	5,386	240

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With specific allowance reserved
Real estate:
Construction and land loans	$8,079	$9,957	$1,142	$8,023	$63
Farmland	259	259	125	170	-
1-4 family residential mortgage	550	550	28	554	34
Multifamily	-	-	-	-	-
Commercial	4,095	4,425	868	3,346	86
Agriculture	-	-	-	122	-
Commercial	585	585	265	984	2
Consumer	-	-	-	-	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	13,568	15,776	2,428	13,199	185

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$8,825	$10,947	$1,142	$9,163	$72
Farmland	656	656	125	1,349	-
1-4 family residential mortgage	1,102	1,102	28	1,242	55
Multifamily	-	-	-	-	-
Commercial	4,940	5,270	868	3,775	131
Agriculture	1,420	1,420	-	1,484	163
Commercial	842	2,920	265	1,531	4
Consumer	-	-	-	41	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	17,785	22,315	2,428	18,585	425

The following tables detail the Bank’s impaired loans, by portfolio class, as of December 31, 2010 (in thousands).

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$2,748	$3,948	$-	$2
Farmland	3,485	3,485	-	55
1-4 family residential mortgage	1,320	1,320	-	42
Multifamily	-	-	-	-
Commercial	256	256	-	11
Agriculture	1,338	1,338	-	45
Commercial	1,157	3,168	-	12
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$10,304	$13,515	$-	$167

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$6,813	$7,315	$1,029	$95
Farmland	150	150	33	5
1-4 family residential mortgage	223	223	129	9
Multifamily	-	-	-	-
Commercial	2,871	2,871	565	61
Agriculture	252	252	74	14
Commercial	987	987	445	8
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$11,296	$11,798	$2,275	$192

		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment	Balance	Allowance	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$9,561	$11,263	$1,029	$97
Farmland	3,635	3,635	33	60
1-4 family residential mortgage	1,543	1,543	129	51
Multifamily	-	-	-	-
Commercial	3,127	3,127	565	72
Agriculture	1,590	1,590	74	59
Commercial	2,144	4,155	445	20
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total	$21,600	$25,313	$2,275	$359

The average amount of impaired loans for the year ended December 31, 2010 totaled approximately $39,011,880. If impaired loans had been current throughout their terms, interest income would have been increased by $619,143 and $1,406,725, for 2011 and 2010, respectively. There was $425,463 and $359,821 of interest income recognized from impaired loans for the years ended December 31, 2011 and 2010, respectively.

The following table summarizes the allowance for loan losses related to impaired loans and the impaired loan balances by portfolio segment at December 31, 2011 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,142	$8,825	$-
Farmland	125	656	-
1-4 family residential mortgage	28	1,102	-
Multifamily	-	-	-
Commercial	868	4,940	-
Agriculture	-	1,420	-
Commercial	265	842	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,428	$17,785	$-

The following table summarizes the allowance related to impaired loans and the impaired loan balances by portfolio segment at December 31, 2010 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,029	$9,561	$-
Farmland	33	3,635	-
1-4 family residential mortgage	129	1,543	-
Multifamily	-	-	-
Commercial	565	3,127	-
Agriculture	74	1,590	-
Commercial	445	2,144	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,275	$21,600	$-

The table below provides an age analysis of past due loans that are still accruing as of December 31, 2011 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$689	$-	$-	$689	$7,671	$29,076	$37,436
Farmland	-	26	-	26	696	29,638	30,360
1-4 family residential mortgage	589	77	80	746	331	52,828	53,905
Multifamily	-	-	-	-	-	4,084	4,084
Commercial	1,406	633	-	2,039	2,696	71,476	76,211
Agriculture	21	-	-	21	1,420	15,063	16,504
Commercial	189	47	30	266	765	25,830	26,861
Consumer	83	27	1	111	11	13,412	13,534
States and political subdivisions	-	-	-	-	-	4,108	4,108
Other loans	-	-	-	-	-	90	90
Totals	$2,977	$810	$111	$3,898	$13,590	$245,605	$263,093

The table below provides an analysis of past due status as of December 31, 2010 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$860	$106	$-	$966	$8,966	$26,894	$36,826
Farmland	2,527	18	519	3,064	1,210	25,996	30,270
1-4 family residential mortgage	155	51	-	206	801	57,336	58,343
Multifamily	-	-	-	-	-	3,082	3,082
Commercial	880	610	-	1,490	2,803	69,507	73,800
Agriculture	-	-	-	-	1,603	11,031	12,634
Commercial	119	-	-	119	2,162	27,132	29,413
Consumer	100	15	19	134	-	13,464	13,598
States and political subdivisions	-	-	-	-	-	3,735	3,735
Other loans	1	-	-	1	-	69	70
Totals	$4,642	$800	$538	$5,980	$17,545	$238,246	$261,771

During 2011, certain executive officers and directors of the Corporation, including their immediate families and companies with which they are associated, were loan customers of the Bank. Total loans outstanding and available lines of credit to these related parties at December 31, 2011 and 2010, totaled $4,239,272 and $4,317,922, respectively. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal credit risk.

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

The following table summarizes, as of December 31, 2011, loans that have been restructured during 2011 (in thousands):

	Troubled-Debt Restructurings
	Number of Loans	Recorded Investment Prior to Modification	Recorded Investment After Modification	Effect on the Allowance for Loan Losses
Real estate:
Constructionand land loans	6	$6,030	$5,083	$(186)
Farmland	1	154	144	35
1-4 family residential mortgage	3	533	482	-
Multifamily	-	-	-	-
Commercial	7	4,441	3,967	912
Agriculture	3	1,353	1,338	-
Commercial	5	759	700	160
Consumer	-	-	-	-
States and political subdivisions	-	-	-	-
Other loans	-	-	-	-
Total:	25	13,270	11,714	921

The Corporation has not forgiven any principal on the above loans. At December 31, 2011, $10,369,000 of the above loans restructured in 2011 were held as non-accrual.

The following table summarizes, as of December 31, 2011, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

	Troubled-Debt Restructurings That Have Subsequently Defaulted
	Number of Loans	Recorded Investment	Effect on the Allowance for loan losses
Real estate mortgages:
Construction and land development	2	4,045	(144)
Farmland	1	144	35
1-4 family	-	-	-
Multifamily	-	-	-
Commercial	2	1,463	470
Agriculture	-	-	-
Commercial, financial, and agricultural	-	-	-
Consumer and other	-	-	-
Political Subsivisions	-	-	-
Total:	5	5,652	361

(5)	Other Real Estate Owned

The table below presents a summary of the activity related to other real estate owned for the years ending December 31, 2011 and 2010, respectively (in thousands):

	2011	2010

Balance, beginning of year	$10,164	$7,611
Additions	2,460	4,287
Disposals	(1,078)	(1,558)
Direct write-downs	(1,353)	(176)
Provision for losses	(247)	-
Balance, end of year	$9,946	$10,164

Expenses applicable to other real estate owned for the year ended December 31, 2011 and 2010 are as follows:

	2011	2010
Net (gain) loss on sales of other real estate	$(83,146)	$24,091
Provision for other real estate losses	247,000	-
Writedown of other real estate	1,352,964	175,908
Operating expenses, net of lease income	230,627	321,165
	$1,747,445	$521,164

(6)	Premises and Equipment

At December 31, 2011 and 2010, premises and equipment were as follows:

	2011	2010
Land	$5,278,831	$5,278,831
Buildings and leasehold improvements (depreciated over 5 to 50 years)	15,810,791	15,694,277
Furniture, fixtures, and equipment (depreciated over 3 to 10 years)	8,354,352	8,125,712
Automobiles (depreciated over 3 years)	104,883	104,883
	29,548,857	29,203,703
Less accumulated depreciation	13,695,224	12,731,647
	$15,853,633	$16,472,056

Depreciation expense for the years ended December 31, 2011 and 2010 was $963,577 and $1,172,648, respectively.

(7)	Intangible Assets

The Corporation did not have a recorded balance of Intangible Assets as of December 31, 2011 and December 31, 2010, respectively

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

(8)	Deposits

At December 31, 2011 and 2010, deposits were as follows:

	2011	2010
Noninterest bearing accounts	$126,469,004	$142,681,749
NOW accounts	67,242,878	63,829,840
Money market investment accounts	15,656,289	15,684,673
Savings account	25,007,218	20,332,065
Time deposits:
Time deposits less than $100,000	94,805,600	102,710,739
Time deposits greater than $100,000	66,272,949	71,793,654
Total deposits	$395,453,938	$417,032,720

At December 31, 2011 and 2010 interest expense on deposits was as follows:

	2011	2010
NOW accounts	$342,937	$424,604
Money market investment accounts	53,026	67,902
Savings accounts	46,940	41,074
Time deposits:
Time deposit less than $100,000	1,573,609	2,303,692
Time deposit greater than $100,000	1,091,039	1,610,675
Total interest expense on deposits	$3,107,551	$4,447,947

At December 31, 2011, the contractual maturities of time deposits are as follows:

Due in 2012	$114,087,610
Due in 2013	26,162,536
Due in 2014	9,576,614
Due in 2015	4,521,795
Due in 2016	6,729,994
$161,078,549

At December 31, 2011 and 2010, overdraft demand and savings deposits reclassified to loans totaled $160,400 and $147,167, respectively.

(9)	Participation in U.S. Treasury Programs

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

During the year ended December 31, 2011, the number of shares represented by the Warrants increased 2,155 shares due to the impact of two stock dividends issued during the year ended December 31, 2011.

(10)	Borrowed Funds

The Corporation owed the Federal Home Loan Bank of Atlanta the following advances at December 31, 2011 and 2010.

2011
Maturity date	Interest rate

May 2012	7.41%	$5,867
July 2017	6.93%	390,000
August 2017	6.84%	62,675
June 2020	4.62%	549,667
July 2020	7.54%	107,291

Total (weighted average rate of 5.85%)		$1,115,500

2010
Maturity date	Interest rate

May 2012	7.41%	$17,600
July 2017	6.93%	455,000
August 2017	6.84%	73,575
June 2020	4.62%	614,334
July 2020	7.54%	119,791

Total (weighted average rate of 5.88%)		$1,280,300

At December 31, 2011 and 2010, Federal Home Loan Bank advances were collateralized by investment securities with carrying values of $2,071,186 and $2,096,983, respectively.

(11)	Note Payable to Trust

United Bancorp Capital Trust II. In 2007, the Corporation formed a wholly-owned grantor trust to issue cumulative trust preferred securities. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Corporation. The junior subordinated debentures can be redeemed prior to maturity at the option of the Corporation on or after September 30, 2011. The sole assets of the guarantor trust are the Junior Subordinated Deferrable Interest Debentures of the Corporation (the Debentures) held by the grantor trust. The debentures have the same interest rate (three month LIBOR plus 1.68%, floating) as the trust preferred securities. The interest rate in effect as of December 31, 2011 was 2.26%. The Corporation has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

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

The trust preferred securities and the related debentures were issued on September 27, 2007. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of Debentures outstanding at December 31, 2011 was $10,310,000.

(12)	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current:
Federal	$-	$-
State	1,679	1,378

Total	1,679	1,378

Deferred:
Federal	314,233	(944,228)
State	89,707	(158,582)

Total	403,940	(1,102,810)

Total income tax expense (benefit)	$405,619	$(1,101,432)

Total income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax income (losses) as follows:

	2011	2010
Income tax (benefit) at statutory rate	$541,194	$(660,039)
Increase (decrease) resulting from:
Tax exempt interest	(175,319)	(320,022)
Interest disallowance	5,686	14,242
State income tax net of federal expense (benefit)	60,675	(103,755)
Premium amortization on tax exempt investment securities	2,431	9,684
Cash surrender value of life insurance	(37,303)	(39,359)
Other, net	8,255	(2,183)
	$405,619	$(1,101,432)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Loans, principally due to the allowance for loan losses	$1,087,893	$1,264,575
Net operating loss carry forward	1,906,176	2,947,985
Other real estate, principally due to differences in carrying value	1,574,158	1,005,639
Intangible assets	172,466	195,410
Deferred compensation	374,539	342,781
Investment securities available for sale	-	284,060
Alternative minimum tax credit	53,147	-
Other	139,279	40,140
Total deferred tax assets	5,307,658	6,080,590
Deferred tax liabilities:
Premises and equipment, principally due to difference in depreciation	56,651	99,303
Investment securities available for sale	216,755	-
Discount accretion	3,150	3,162
Other	511	48,071
Total deferred tax liabilities	277,067	150,536
Net deferred tax asset	$5,030,591	$5,930,054

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

Stock Options

1998 Stock Option Plan. The United Bancorporation of Alabama, Inc. 1998 Stock Option Plan (the 1998 Plan) provides for the grant of options to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2011, the 1998 Plan had terminated pursuant to its terms effective December 22, 1998

The changes in outstanding options are as follows:

	Shares under option	Weighted average exercise price per share
Balance at December 31, 2009	30,646	$16.02
Granted	-
Expired	(8,160)	15.65
Surrendered	-
Exercised	-
Balance at December 31, 2010	22,486	$16.15
Granted	-
Expired	(8,160)	16.25
Surrendered	-
Exercised	-
Balance at December 31, 2011	14,326	$16.09

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended December 31, 2011 and 2010, respectively

At December 31, 2011, all shares were exercisable at prices between $15.65 and $18.00 per share. When options are exercised, par value of the shares issued is recorded as an addition to common stock, and the remainder of the proceeds (including any tax benefit, if applicable) is credited to capital surplus.

As of December 31, 2011 all stock options issued under the 1998 Plan were outstanding and exercisable. The details associated with these options were as follows:

	2011
		Weighted average
		remaining contractual	Weighted average
Exercise price per share	Shares under option	life in years	exercise price

$15.65	800	0.3	$15.65
15.75	9,526	1.0	$15.75
16.00	2,000	4.0	$16.00
18.00	2,000	4.6	$18.00
	14,326	1.9	$16.09

2007 Equity Incentive Plan. The United Bancorporation of Alabama, Inc. 2007 Equity Incentive Plan (the 2007 Plan) provides for the grant of stock options, stock appreciation rights, restricted stock awards (discussed below), performance units, or any combination thereof to officers, directors, and employees of the Corporation to purchase up to an aggregate of 308,000 shares of Class A Stock. As of December 31, 2011, 293,843 shares of stock could be granted in the future. The changes in outstanding options are as follows:

	Shares under option	Weighted average exercise price per share
Balance at December 31, 2009	4,000	$14.85
Granted	—
Surrendered	—
Exercised	—
Balance at December 31, 2010	4,000	$14.85
Granted	—
Surrendered	—
Exercised	—
Balance at December 31, 2011	4,000	$14.85
Exercisable, December 31, 2011	2,400	$14.85

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

As of December 31, 2011, there was $4,850 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans. That cost is expected to be recognized over a period of approximately three years.

Restricted Stock

No restricted stock grants were made by the Corporation during 2011. As of December 31, 2011 the Corporation has awarded restricted stock grants in two formats to two distinct classes of employees. Employees with more than 20 years of service have been awarded grants with a six month balloon vesting. The expense of these awards is recorded on a straight-line basis over the six month term. The second type of grant has been awarded to senior officers of the Corporation. These grants have five year terms (60 months) with 1/3 vesting on the grant anniversary date in years 3, 4, and 5. The expense of these awards is recorded on a straight-line basis over the 60 month term. As of December 31, 2011 there was $26,863 of unrecognized stock-based compensation related to these restricted stock grants which is expected to be recognized over a period of four years.

The following tables present restricted stock activity:

	Restricted stock activity	Weighted average fair value
Balance at December 31, 2009	6,214	$16.91
Granted	135	13.00
Surrendered	-	-
Vested	(834)	18.00
Balance at December 31, 2010	5,515	$16.65
Granted	-	-
Surrendered	-	-
Vested	(2,059)	16.80
Balance at December 31, 2011	3,456	$16.56

The following table summarizes stock-based compensation expense for the years ended December 31, 2011 and 2010:

	2011	2010

Stock Option Expense	$6,223	$5,832
Restricted Stock Expense	21,013	22,770
Total Stock Based Compensation Expense	$27,236	$28,602

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

For the years ended December 31, 2011 and 2010 no shares were purchased under the Plan as there were no cash dividends declared. In place of cash dividends in 2011 and 2010, the Corporation declared 1% stock dividends to shareholders of record as of June 30, 2010, January 31, 2011, and June 30, 2011.

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

 Contributions to the Plan charged to expense during 2011 and 2010 were $289,948 and $303,698, respectively.

Profit-Sharing Plan

The Corporation also maintains a profit–sharing plan for eligible employees. Eligibility requirements for this plan are the same as the 401(k) Employee Incentive Savings Plan. Benefits paid under the Plan are subject to approval by the Board of Directors each year. Contributions to the Plan charged to expense during 2011 were $56,218. There were no contributions during 2010.

Salary Continuation Plan

The Corporation provides a salary continuation plan providing for death and retirement benefits for certain executive officers. The present value of the estimated amounts to be paid under the plan is being accrued over the remaining service period of the executives. The expense recognized for the salary continuation plan amounted to $103,561 and $97,699 for the years ended December 31, 2011 and 2010, respectively. The balance of the liability for the salary continuation plan included in other liabilities at December 31, 2011 and 2010 totaled $897,718 and $794,157, respectively.

The cost of the salary continuation plan described above is being offset by earnings from bank owned life insurance policies on the executives. The balance of the policy surrender values included in other assets totaled $2,954,433 and $2,844,717 at December 31, 2011 and 2010, respectively. Income recognized from the increase in cash surrender value on these policies totaled $109,716 and $115,763 for the years ended December 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Corporation sponsors an employee stock purchase plan which is available to all employees subject to certain minimum service requirements. The Plan is administered by a Board appointed committee which designates the offering period in which employees may purchase shares and the offering price. All administrative costs are borne by the Corporation. No shares were purchased under the Plan for the years ended December 31, 2011 and 2010, respectively.

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

The following tables present financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively:

		Fair Value Measurements at December 31, 2011 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$71,493,832	$4,019,483	$67,474,349	$-

		Fair Value Measurements at December 31, 2010 Using
	Assets/Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs (Level 3)

AFS Securities	$68,808,624	$21,203,537	$47,605,087	$-

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

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer from the loan portfolio. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate as nonrecurring Level 3.

The following tables present the assets carried on the balance sheet by caption and by level within the (FASB ASC 820) valuation hierarchy (as described above) as of December 31, 2011 and 2010, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2011 and 2010, respectively.

	Carrying Value at December 31, 2011				Year Ended
					December 31, 2011

					Total
	Total	Level 1	Level 2	Level3	losses

Impaired loans	$14,275,269	$-	$-	$14,028,269	$(2,495,123)
Other real estate	9,946,107	-	-	9,946,107	(1,516,000)

	Carrying Value at December 31, 2010				Year Ended
					December 31, 2010

					Total
	Total	Level 1	Level 2	Level3	losses

Impaired loans	$11,367,697	$-	$-	$11,367,697	$(4,023,954)
Other real estate	10,163,992	-	-	10,163,992	(199,999)

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

The carrying value and estimated fair value of the Corporation’s financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:	(Dollars in Thousands)
Cash and short–term investments	$56,274	$56,274	$80,966	$80,966
Investment securities	92,543	93,506	86,071	86,111
Loans held for sale	169	169	—	—
Loans held for investment, net of the allowance for loan losses	258,192	257,403	256,631	264,155
Bank owned life insurance	2,954	2,954	2,845	2,845
Correspondent bank stock	1,668	1,668	1,872	1,872
Accrued interest receivable	2,155	2,155	2,193	2,193

Financial liabilities:
Deposits	395,454	398,598	417,033	420,546
Other borrowed funds	992	992	944	944
FHLB advances	1,116	1,274	1,280	1,534
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	288	288	403	403

(17)	Dividends From Bank

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

(18)	Comprehensive Income (Loss)

The following is a summary of the components of other comprehensive income (loss):

	Years ended December 31
	2011	2010
Other comprehensive income (loss) before tax:
Unrealized holding gains (losses) arising during the period for securities, net	$1,252,040	(249,082)
Reclassification adjustment for gains on sales of securities included in net earnings (losses)	(1,183,605)	(1,046,575)
Other comprehensive income (loss), before income taxes	68,435	(1,295,657)
Income tax related to other comprehensive income (loss):
Unrealized holding (gains) losses arising during the period for securities, net	(500,816)	99,633
Reclassification adjustment for gains on sales of securities included in net earnings (losses)	473,442	418,630
Total income tax related to other comprehensive income (loss)	(27,374)	518,263
Other comprehensive income (loss) after taxes	$41,061	$(777,394)

(19)	Litigation

The Corporation is involved in various legal proceedings arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings is not expected to have a material adverse effect upon the financial statements of the Corporation.

(20)	Commitments

The Corporation leases certain property and equipment for use in its business. These leases have lease terms generally not in excess of five years. The Corporation is not committed to any operating leases, which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011.

Rental expense for all operating leases charged to earnings aggregated $30,468 and $35,920 for the years ended December 31, 2011 and 2010, respectively.

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

The financial instruments whose contractual amounts represent credit risk as of December 31, 2011 and 2010 are approximately as follows:

	2011	2010

Commitments to extend credit	$30,500,000	$36,515,000
Standby letters of credit	1,405,000	1,360,000

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

Components of other noninterest expense exceeding 1% of the total of net interest income and noninterest income for either of the years ended December 31, 2011 or 2010, respectively, include the following:

	2011	2010
Accounting & audit	$177,275	$283,133
Advertising	313,418	276,039
Armored car service	166,712	230,669
ATM network	456,834	407,483
Communications	403,908	402,293
Data processing	664,245	654,911
FDIC deposit insurance	663,206	1,041,779
Intangible writedown	-	934,763
Legal	253,111	312,366
Other real estate expenses	230,627	321,165

(22)	Concentrations of Credit Risk

On December 31, 2011, the Bank had $46,864,339 of agriculture related loans as compared to $42,903,692 in 2010. Agriculture loans comprised approximately 18% of the Bank’s loan portfolio. Additionally, real estate constructions accounted for approximately 14% of the total portfolio, while 1-4 family residential mortgage loans made up approximately 20% of the portfolio Real estate construction and 1-4 family residential mortgage loans were $37,436,067 and $53,905,156 respectively in 2011, $36,825,855 and $58,342,993, respectively, in 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its subsidiary bank to maintain minimum core capital (Tier I Capital) of at least 4% of risk–weighted assets, minimum total capital (Total Qualifying Capital) of at least 8% of risk–weighted assets and a minimum leverage ratio of at least 4% of quarterly average assets. Management believes, as of December 31, 2011 and 2010, that the Corporation and its subsidiary bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the appropriate regulatory agencies categorized the subsidiary bank as “adequately capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the subsidiary bank’s category.

The following table presents the actual capital amounts and ratios of the Corporation and its subsidiary bank at December 31, 2011 and 2010:

	Total Qualifying Capital		Tier I Capital		Leverage
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
United Bancorporation	$45,487	15.47%	$41,805	14.22%	$41,805	9.53%
United Bank	45,326	15.44%	41,631	14.18%	41,631	9.49%
As of December 31, 2010:
United Bancorporation	$43,956	15.14%	$40,312	13.88%	$40,312	8.74%
United Bank	43,896	15.13%	40,252	13.88%	40,252	8.69%

(24)	Parent Corporation Financial Information

The condensed financial information for United Bancorporation of Alabama, Inc. (Parent Corporation Only) follows:

(Parent Company Only)
Condensed Balance Sheet
December 31, 2011 and 2010

Assets	2011	2010
Cash	$54,821	$38,213
Investment in subsidiary	47,404,102	45,770,245
Other assets	154,729	47,828
Total assets	$47,613,652	$45,856,286
Liabilities and Stockholders’ Equity
Other liabilities	$34,629	$27,080

Note payable to Trust	10,310,000	10,310,000
Total liabilities	10,344,629	10,337,080
Stockholders’ equity:
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares issued in 2010 and 2009, respectively	10,149,323	10,080,227
Class A common stock of $0.01 par value. Authorized 5,000,000 shares; issued 2,389,127 and 2,388,992 shares in 2010 and 2009, respectively	23,891	23,891
Class B common stock of $0.01 par value. Authorized 250,000 shares; no shares issued	-	-
Additional paid–in capital	7,140,905	6,863,052
Retained earnings	19,957,999	19,673,791
Accumulated other comprehensive income (loss), net of tax	325,119	(426,105)
Less: 86,757 and 131,678 treasury shares at cost in 2010 and 2009, respectively	328,214	695,650
Total stockholders’ equity	37,269,023	35,519,206
Total liabilities and stockholders’ equity	$47,613,652	$45,856,286

(Parent Company Only)
Condensed Statements of Operations
Years ended December 31, 2011 and 2010

	2011	2010
Income:
Dividend income from subsidiary	$515,000	$-
Other income	6,242	6,353
Total income	521,242	6,353
Expense:
Interest on subordinated debentures	207,588	211,278
Other operating expense	100,525	167,397
Total expense	308,113	378,675
Income (Loss) before equity in undistributed earnings (losses) of subsidiaries and taxes	213,129	(372,322)
Income tax benefit	(111,376)	(137,370)
Income (loss) before equity in undistributed earnings (losses) of subsidiaries	324,505	(234,952)
Equity in undistributed earnings (losses) of subsidiary	861,621	(604,905)
Net earnings (losses)	$1,186,126	$(839,857)

(Parent Company Only)
Condensed Statements of Cash Flows
Years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net earnings (losses)	$1,186,126	$(839,857)
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiary	(861,621)	604,905

Stock based compensation	3,880	5,833
Increase (decrease) in other liabilities	7,548	6,010
(Increase) decrease in other assets	(106,900)	160,925
Net cash provided by (used in) operating activities	229,033	(62,184)
Cash flows from financing activities:
Cash dividends - preferred stock	(206,000)	(453,200)
Cash dividends - common stock	(6,425)	(2,748)
Net cash used in financial activities	(212,425)	(455,948)
Net increase (decrease) in cash	16,608	(518,132)
Cash, beginning of year	38,213	556,345
Cash, end of year	$54,821	$38,213

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors of the Corporation has determined that Dale M. Ash and Michael R. Andreoli are the Audit Committee Financial Experts. Mrs. Ash and Mr. Andreoli are independent as defined in the listing standards of the National Association of Security Dealers. Additional information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement relating to the Corporation's 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the year ended December 31, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

14.1	United Bank Directors’ Code of Conduct (Incorporated by reference herein from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

14.2	United Bank Employee Code of Conduct (Incorporated by reference herein from Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

14.3	United Bank Conflict of Interest Policy (Incorporated by reference herein from Exhibit 14.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

21	Subsidiaries of the Registrant.**

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC).**

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d- 15(e).**

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d- 15(e).**

32.1	Certificate pursuant to 18 U.S.C Section 1350.**

32.2	Certificate pursuant to 18 U.S.C Section 1350.**

99.1	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance.**

99.2	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance.**

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORPORATION OF ALABAMA, INC.
(Registrant)

BY:	/s/Robert R. Jones, III
Robert R. Jones, III
President and Chief Executive Officer
March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITY IN WHICH SIGNED	DATE

/s/ Robert R. Jones, III	President, Chief	March 29, 2012
Robert R. Jones, III	Executive Officer, and Director
(Principal Executive Officer)

/s/ Allen O. Jones, Jr.	Senior Vice President and	March 29, 2012
Allen O. Jones, Jr.	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ William J. Justice	Director	March 29, 2012
William J. Justice

/s/ David D. Swift	Director	March 29, 2012
David D. Swift

/s/ Dale M. Ash	Director	March 29, 2012
Dale M. Ash

/s/ Michael Andreoli	Director	March 29, 2012
Michael Andreoli

/s/ L. Walter Crim	Director	March 29, 2012
L. Walter Crim

/s/ Richard K. Maxwell	Director	March 29, 2012
Richard K. Maxwell

INDEX TO EXHIBITS

Exhibit

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm (Mauldin & Jenkins, LLC)

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certificate pursuant to 18 U.S.C Section 1350

32.2	Certificate pursuant to 18 U.S.C Section 1350

99.1	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

99.2	Certificate pursuant to 31 C.F.R. Section 30.15 as adopted under TARP Standards for Compensation and Corporate Governance

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document