Form 10-Q
period 2012-03-31
UNITED BANCORPORATION OF ALABAMA INC
filed 2012-05-15
CIK 704561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2012

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

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2012.

Class A Common Stock.... 2,367,903 Shares
Class B Common Stock....   -0-    Shares

UNITED BANCORPORATION OF ALABAMA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

Index

PART I - FINANCIAL INFORMATION
UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Balance Sheets

ITEM 1.	Financial Statements

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$11,784,158	$14,940,877
Interest bearing deposits in banks	54,176,907	41,333,309
Cash and cash equivalents	65,961,065	56,274,186

Securities available for sale (amortized cost of $72,670,242 and $70,951,957 respectively)	73,340,403	71,493,832

Securities held to maturity (fair values of $20,809,424 and $22,012,073 respectively)	19,804,308	21,048,977

Loans held for sale	137,755	169,400

Loans held for investment	269,811,732	263,093,320
Less: Allowance for loan losses	5,111,534	4,901,550
Net loans	264,700,198	258,191,770

Premises and equipment, net	15,785,171	15,853,633
Interest receivable	1,891,623	2,155,497
Other real estate owned	9,400,591	9,946,107
Other assets	13,408,848	11,745,770

Total assets	464,429,962	446,879,172

Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	136,075,305	126,469,004
Interest bearing	277,673,880	268,984,934
Total deposits	413,749,185	395,453,938

Advances from Federal Home Loan Bank of Atlanta	1,058,050	1,115,500
Treasury, tax, and loan account	0	991,750
Interest payable	255,970	287,686
Note payable to Trust	10,310,000	10,310,000
Accrued expenses and other liabilities	1,451,473	1,451,275
Total liabilities	426,824,678	409,610,149

Stockholders' equity
Preferred stock of $.01 par value. Authorized 250,000 shares; 10,300 shares, net of discount	10,167,226	10,149,323
Class A common stock, $0.01 par value. Authorized 5,000,000 shares; issued and outstanding, 2,388,676 shares in 2012 and 2011, respectively	23,887	23,891
Class B common stock, $0.01 par value. Authorized 250,000 shares; no shares issued or outstanding	-	-
Additional paid in capital	7,139,894	7,114,042
Accumulated other comprehensive loss net of tax	402,091	325,119
Retained earnings	20,038,645	19,984,862
	37,771,743	37,597,237

Less: 20,773 and 40,943 treasury shares, at cost, respectively	166,459	328,214
Total stockholders' equity	37,605,284	37,269,023
Total liabilities and stockholders' equity	$464,429,962	$446,879,172

See Notes to Consolidated Financial Statements

Index

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	March 31
	2012	2011

Interest income:
Interest and fees on loans	$3,970,899	$3,896,988
Interest on investment securities:
Taxable	317,190	438,129
Nontaxable	57,712	84,646
Total investment income	374,902	522,775
Other interest income	32,615	45,692
Total interest income	4,378,416	4,465,455

Interest expense:
Interest on deposits	634,181	866,407
Interest on other borrowed funds	74,642	69,054
Total interest expense	708,823	935,461

Net interest income	3,669,593	3,529,994

Provision for loan losses	200,000	300,000

Net interest income after provision for loan losses	3,469,593	3,229,994

Noninterest income:
Service charge on deposits	743,274	796,682
Mortgage loan and related fees	95,390	63,570
Other	258,468	171,088
Total noninterest income	1,097,132	1,031,340

Noninterest expense:
Salaries and benefits	2,177,428	2,207,870
Net occupancy expense	455,932	483,691
Other	1,516,138	1,278,364
Total noninterest expense	4,149,498	3,969,925

Earnings before income tax expense	417,227	291,409
Income tax expense	110,184	64,047
Net earnings	307,043	227,362
Preferred stock dividends	51,500	51,500
Accretion on preferred stock discount	17,903	16,904
Net earnings available to common shareholders	$237,640	$158,958

Basic earnings per share available to common shareholders	$0.10	$0.07
Diluted earnings per share available to common shareholders	$0.10	$0.07
Basic weighted average shares outstanding	2,363,027	2,314,019
Diluted weighted average shares outstanding	2,363,027	2,314,019
Cash dividend per share	$-	$-

See Notes to Consolidated Financial Statements

Index

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
	2012	2011

Net income	$307,043	$227,362

Other comprehensive income (loss)
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefits) of $51,315 and $(78,203), respectively.	76,972	(117,305)

Comprehensive income	$384,015	$110,057

See Notes to Consolidated Financial Statements

Index

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2012	2011

Cash flows from operating activities
Net earnings	$307,043	$227,362
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Provision for loan losses	200,000	300,000
Depreciation of premises and equipment	207,136	235,719
Net amortization of premium on investment securities available for sale	151,367	110,801
Net amortization of premium on investment securities held to maturity	41,213	42,941
Gain on sale of other real estate	(46,095)	(31,594)
Originations of loans held for sale	(3,026,363)	-
Proceeds from sales of loans held for sale	3,058,008	-
Stock-based compensation	6,080	6,223
Decrease in deferred income taxes	144,451	87,018
Provision for other real estate losses	230,000	41,095
Decrease in interest receivable	263,874	188,291
(Increase) decrease in other assets	(1,858,845)	1,216,563
Decrease in interest payable	(31,716)	(27,935)
Increase in accrued expenses and other liabilities	198	3,055
Net cash provided by (used in) by operating activities	(353,649)	2,399,539

Cash flows from investing activities
Proceeds from maturities, calls, and principal repayments of investment securities available for sale	4,555,000	2,108,335
Proceeds from maturities, calls, and principal repayments of investment securities held to maturity	1,203,456	2,325,000
Purchases of investment securities available for sale	(6,424,650)	(7,145,308)
Net increase in loans	(6,742,887)	(2,183,599)
Purchases of premises and equipment, net	(138,674)	(30,022)
Proceeds from sale of other real estate	396,070	380,122
Net cash used in investing activities	(7,151,685)	(4,545,472)

Cash flows from financing activities
Net increase (decrease) in deposits	18,295,247	(18,788,763)
Cash dividends - preferred stock	(51,500)	(51,500)
Cash dividends - common stock	(2,334)	(3,233)
Repayments of advances from FHLB Atlanta	(57,450)	(57,450)
Decrease in other borrowed funds	(991,750)	(81,004)
Net cash provided by (used in) financing activities	17,192,213	(18,981,950)

Net increase (decrease) in cash and cash equivalents	9,686,879	(21,127,883)

Cash and cash equivalents, beginning of period	56,274,186	80,966,109

Cash and cash equivalents, end of period	$65,961,065	$59,838,226

Supplemental disclosures
Cash paid during the period for:
Interest	$740,539	$963,396
Income taxes	41,144	46,642

Noncash transactions
Transfer of loans to other real estate through foreclosure	$34,459	$106,128

See Notes to Consolidated Financial Statements

Index

UNITED BANCORPORATION OF ALABAMA, INC.
AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

NOTE 1 – General

This report includes interim consolidated financial statements of United Bancorporation of Alabama, Inc. (the “Corporation”) and its wholly-owned subsidiary, United Bank (the “Bank”). The interim consolidated financial statements in this report have not been audited.  In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.  For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011.

Index

NOTE 2 – Net Earnings per Share

Basic net earnings per share were computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the three month periods ended March 31, 2012 and 2011.  Common stock outstanding consists of issued shares less treasury stock.  Diluted net earnings per share for the three month periods ended March 31, 2012 and 2011 were computed by dividing net earnings by the weighted average number of shares of common stock and the dilutive effects of the shares subject to options and restricted stock grants awarded under the Corporation’s equity incentive plans, based on the treasury stock method using an average fair market value of the stock during the respective periods.  There was no dilutive effect for the three months ended March 31, 2012 and 2011 because the exercise price of the stock awards, described in Note 7 below, was greater than the fair value of the stock as of March 31, 2012.

Index

 NOTE 3 – Investment Securities

The amortized cost and fair value of investment securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
March 31, 2012
U.S. Treasury securities	$2,053,139	$1,710	$(4,224)	$2,050,625
U.S. Government sponsored agencies	63,629,652	495,474	(70,652)	64,054,474
State and political subdivisions	6,977,298	276,792	(27,951)	7,226,139
Equity securities	10,153	-	(988)	9,165
	$72,670,242	$773,976	$(103,815)	$73,340,403
December 31, 2011
U.S. Treasury securities	$4,003,429	$10,009	$-	$4,013,438
U.S. Government sponsored agencies	59,403,763	413,643	(76,732)	59,740,674
State and political subdivisions	7,534,612	245,003	(45,940)	7,733,675
Equity securities	10,153	-	(4,108)	6,045
	$70,951,957	$668,655	$(126,780)	$71,493,832

Index

The amortized cost and fair value of investment securities held to maturity at March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
March 31, 2012
U.S. Government sponsored agencies	$13,738,523	$672,996	$-	$14,411,519
Mortgage-backed securities	6,065,785	332,120	-	6,397,905
	$19,804,308	$1,005,116	$-	$20,809,424
December 31, 2011
U.S. Government sponsored agencies	$14,777,587	$679,208	$-	$15,456,795
Mortgage-backed securities	6,271,390	283,888	-	6,555,278
	$21,048,977	$963,096	$-	$22,012,073

Index

Those investment securities classified as available for sale which have an unrealized loss position at March 31, 2012 and December 31, 2011 are detailed below:

March 31, 2012
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Treasury securities	$1,047,188	$(4,224)	$-	$-	$1,047,188	$(4,224)
U.S. government sponsored agencies	15,130,846	(70,652)	-	-	15,130,846	(70,652)
State and political subdivisions	-	-	302,049	(27,951)	302,049	(27,951)
Equity securities	-	-	9,165	(988)	9,165	(988)
Total temporarily impaired securities	$16,178,034	$(74,876)	$311,214	$(28,939)	$16,489,248	$(103,815)

December 31, 2011
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
U.S. government sponsored agencies	31,544,265	(76,732)	-	-	31,544,265	(76,732)
State and political subdivdisions	-	-	1,150,186	(45,940)	1,150,186	(45,940)
Equity securities	-	-	6,045	(4,108)	6,045	(4,108)
Total temporarily impaired securities	$31,544,265	$(76,732)	$1,156,231	$(50,048)	$32,700,496	$(126,780)

Index

No investment securities classified as held to maturity had an unrealized loss position as of March 31, 2012 or December 31, 2011.

U.S. Treasury securities.  The unrealized loss on a single U.S. Treasury Note was caused by normal interest rate fluctuations.  The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment.  Because the Corporation does not currently intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

U.S. Government sponsored agencies.  The unrealized losses on ten investments in direct obligations of U.S. government sponsored agencies were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not currently intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

States and political subdivisions.  The unrealized loss associated with one security issued by a state or political subdivision is primarily driven by wider credit spreads and changes in interest rates.  The contractual terms of this investment do not permit the issuer to settle the security at a price less than the amortized cost basis of the investment.  Because the Corporation does not currently intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of their amortized cost bases, which may be at maturity, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed securities.  There were no unrealized losses related to investments in mortgage-backed securities as of March 31, 2012.

Equity securities.  The Corporation’s investment in equity securities consists of a single investment in the common stock of a government-sponsored enterprise.  Because of the Corporation’s ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

Index

The following table presents the amortized cost, fair value and weighted-average yield of securities available for sale by contractual maturity at March 31, 2012.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal Income Tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. Treasury securities	$1,001,727	$1,051,412	$-	$-	$2,053,139
U.S. government sponsored agencies	1,008,987	59,281,217	3,339,448	-	63,629,652
State and political subdivisions	154,885	892,154	3,630,713	2,299,546	6,977,298
Equity securities	10,153	-	-	-	10,153
Total	$2,175,752	$61,224,783	$6,970,161	$2,299,546	$72,670,242

Fair Value
U.S. Treasury securities	$1,003,437	$1,047,188	$-	$-	$2,050,625
U.S. government sponsored agencies	1,011,880	59,736,530	3,306,064	-	64,054,474
State and political subdivisions	157,359	928,462	3,827,729	2,312,589	7,226,139
Equity securities	9,165	-	-	-	9,165
Total	$2,181,841	$61,712,180	$7,133,793	$2,312,589	$73,340,403

Total Average Yield	1.28%	1.08%	2.62%	4.13%	1.33%

The following table presents the amortized cost, fair value and weighted-average yield of securities held to maturity by contractual maturity at March 31, 2012.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.  Rates are calculated on a fully tax-equivalent basis using a 35% Federal income tax rate.

	Within 1	1 to 5	5 to 10	Over 10
	Year	Years	Years	Years	Total
Amortized Cost
U.S. government sponsored agencies	$2,002,596	$10,626,813	$1,109,114	$-	$13,738,523
Mortgage-backed securities	-	-	-	6,065,785	6,065,785
Total	$2,002,596	$10,626,813	$1,109,114	$6,065,785	$19,804,308

Fair Value
U.S. government
sponsored agencies	$2,036,503	$11,205,339	$1,169,677	$-	$14,411,519
Mortgage-backed securities	-	-	-	6,397,905	6,397,905
Total	$2,036,503	$11,205,339	$1,169,677	$6,397,905	$20,809,424

Total Average Yield	2.36%	2.47%	2.56%	3.12%	2.66%

Index

There were no gains or losses realized by the Corporation from sales of investment securities available for sale for the three months ended March 31, 2012 and 2011.

There were no sales of securities held to maturity for the three months ended March 31, 2012 or 2011.

Investment securities available for sale with fair values of $25,019,867 and $25,335,254 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure federal funds lines, Federal Home Loan Bank advances, and public and trust deposits as required by law and for other purposes.

Investment securities held to maturity with amortized costs of $13,738,523 and $13,778,456 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure federal funds lines and public and trust deposits as required by law and for other purposes.

Subsequent to March 31, 2012, the Corporation transferred all of the securities designated as held to maturity to the available for sale designation.  Had the transfer occurred as of March 31, 2012, the unrealized gain on securities available for sale would have increased $1,005,116, to $1,675,277.

Restricted equity securities (included in Other assets in the Consolidated Balance Sheets) primarily consist of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Federal Home Loan Bank stock	$842,500	$842,500
First National Bankers' Bank stock	825,000	825,000
	$1,667,500	$1,667,500

Index

NOTE 4 – Loans and Allowance for Loan Losses

At March 31, 2012 and December 31, 2011, the composition of the loan portfolio was as follows:

	March 31	December 31,
	2012	2011
Real estate:
Construction and land loans	$34,060,769	$37,436,067
Farmland	32,704,234	30,360,189
1-4 family residential mortgage	54,696,230	53,905,156
Multifamily	4,227,996	4,083,577
Commercial	80,312,419	76,210,622
Agriculture	21,128,904	16,504,150
Commercial	25,072,682	26,861,247
Consumer	13,037,410	13,533,716
States and political subdivisions	4,530,180	4,108,510
Other loans	40,908	90,086
Gross loans held for investment	269,811,732	263,093,320
Allowance for loan losses	(5,111,534)	(4,901,550)
Net loans held for investment	264,700,198	258,191,770
Loans held for sale	137,755	169,400
Total loans	$264,837,953	$258,361,170

Historically, the Bank has acted in an agent or broker capacity when originating mortgage loans for customers.  During 2011, the Bank began to originate mortgage loans in a principal capacity and hold them for resale.

The following table summarizes the activity in the allowance for loan losses for the three month periods ended (in thousands):

	March 31,
	2012	2011

Balance at beginning of year	4,902	5,140

Provision charged to expense	200	300

Loans charged off	(32)	(121)

Recoveries	42	85

Balance at end of period	5,112	5,404

Index

At March 31, 2012 and 2011, nonaccrual loans totaled $13,815,000 and $17,280,000, respectively.

The Corporation assigns a risk rating to each loan when approved.  The rating categories are based on information about the ability of borrowers to service the debt.  Such information includes, among other things, current financial information, payment history, credit documentation and current economic conditions.  Loan Officers are expected and required to initiate recommendations for changes in assigned risk ratings according to changes in the overall levels of risk in each loan in their portfolio no less than monthly. The current risk rating will be reviewed from time to time by the Chief Credit Officers and the Special Assets Officer for concurrence.  The Corporation uses the following guidelines in determining the appropriate risk rating:

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

The following tables summarize the credit risk profile of the loan portfolio by internally assigned grades as of March 31, 2012 (in thousands).

		Special	Substandard
	Pass	Mention	/ Doubtful	Total
Real estate:
Construction and land loans	$20,289	$3,013	$10,759	$34,061
Farmland	24,448	6,474	1,782	32,704
1-4 family residential mortgage	51,267	2,838	591	54,696
Multifamily	4,228	-	-	4,228
Commercial	61,264	9,604	9,445	80,313
Agriculture	17,573	1,958	1,598	21,129
Commercial	23,326	924	823	25,073
Consumer	12,963	45	29	13,037
States and political subdivisions	4,530	-	-	4,530
Other loans	41	-	-	41
Total	$219,929	$24,856	$25,027	$269,812

Approximately $551,000 of the $25,027,000 identified as Substandard / Doubtful above were considered Doubtful as of March 31, 2012.

Index

The following table summarizes the credit risk profile of the loan portfolio by internally assigned grades as of December 31, 2011 (in thousands):

		Special	Substandard
	Pass	Mention	/ Doubtful	Total
Real estate:
Construction and land loans	23,581	$3,030	$10,825	$37,436
Farmland	21,763	6,631	1,966	30,360
1-4 family residential mortgage	50,459	2,822	624	53,905
Multifamily	4,084	-	-	4,084
Commercial	57,259	9,451	9,501	76,211
Agriculture	13,124	1,804	1,576	16,504
Commercial	25,241	782	838	26,861
Consumer	13,463	58	13	13,534
States and political subdivisions	4,108	-	-	4,108
Other loans	90	-	-	90
Total	$213,172	$24,578	$25,343	$263,093

Approximately $645,000 of the $25,343,000 identified as Substandard / Doubtful above were considered Doubtful as of December 31, 2011.

The following table details the Bank’s allowance for loan loss as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Allowance for loan losses:
Real estate:
Construction, land development, and other land loans	$2,021	$1,933
Farmland	331	243
1-4 family residential mortgage	462	387
Multifamily	10	9
Commercial	1,245	1,412
Agriculture	161	159
Commercial	742	593
Consumer	128	155
States and political subdivisions	10	9
Other loans	2	2
Total allowance for loan losses	$5,112	$4,902

Index

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	March 31,	March 31,
	2012	2011
Average amount of loans outstanding	$262,344	$259,411

Allowance for loan losses:
Beginning balance	$4,902	$5,140
Loans charged off:
Real estate:
Construction and land loans	-	(37)
Farmland	-	-
1-4 family residential mortgage	-	(41)
Multifamily	-	-
Commercial	-	(9)
Agriculture	-	(17)
Commercial	(28)	(1)
Consumer	(4)	(16)
States and political subdivisions	-	-
Other loans	-	-

Total charged off	(32)	(121)
Recoveries:
Real estate:
Construction and land loans	1	2
Farmland	-	-
1-4 family residential mortgage	6	3
Multifamily	-	-
Commercial	25	9
Agriculture	1	4
Commercial	2	60
Consumer	7	7
States and political subdivisions	-	-
Other loans	-	-
Total recoveries	42	85
Loans recovered (charged off), net	10	(36)
Additions to the allowance charged to operations	200	300
Ending balance	$5,112	$5,404

Net charge offs to average loans	0.00%	0.01%

Index

A loan is considered impaired when, based on current information and events; it is probable that the Bank will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following tables detail the Bank’s impaired loans, by portfolio class, as of March 31, 2012 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$1,696	$1,940	$-	$1,221	$7
Farmland	-	-	-	199	-
1-4 family residential mortgage	815	815	-	684	7
Multifamily	-	-	-	-	-
Commercial	1,891	1,891	-	1,368	9
Agriculture	1,420	1,420	-	1,420	28
Commercial	166	2,135	-	212	3
Consumer	-	-	-	-	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	$5,988	$8,201	$-	$5,104	$54

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With specific allowance reserved
Real estate:
Construction and land loans	$8,064	$9,941	$1,143	$8,072	$74
Farmland	654	654	244	457	-
1-4 family residential mortgage	132	132	4	341	4
Multifamily	-	-	-	-	-
Commercial	5,248	5,578	689	4,672	87
Agriculture	-	-	-	-	-
Commercial	1,065	1,175	408	825	2
Consumer	-	-	-	-	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	$15,163	$17,480	$2,488	$14,367	$167

Index

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$9,760	$11,881	$1,143	$9,293	$81
Farmland	654	654	244	656	-
1-4 family residential mortgage	947	947	4	1,025	11
Multifamily	-	-	-	-	-
Commercial	7,139	7,469	689	6,040	96
Agriculture	1,420	1,420	-	1,420	28
Commercial	1,231	3,310	408	1,037	5
Consumer	-	-	-	-	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	$21,151	$25,681	$2,488	$19,471	$221

The following tables detail the Bank’s impaired loans, by portfolio class, as of December 31, 2011 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no specific allowance reserved
Real estate:
Construction and land loans	$746	$990	$-	$1,140	$9
Farmland	397	397	-	1,179	-
1-4 family residential mortgage	552	552	-	688	21
Multifamily	-	-	-	-	-
Commercial	845	845	-	429	45
Agriculture	1,420	1,420	-	1,362	163
Commercial	257	2,335	-	547	2
Consumer	-	-	-	41	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	$4,217	$6,539	$-	$5,386	$240

Index

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With specific allowance reserved
Real estate:
Construction and land loans	$8,079	$9,957	$1,142	$8,023	$63
Farmland	259	259	125	170	-
1-4 family residential mortgage	550	550	28	554	34
Multifamily	-	-	-	-	-
Commercial	4,095	4,425	868	3,346	86
Agriculture	-	-	-	122	-
Commercial	585	585	265	984	2
Consumer	-	-	-	-	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	$13,568	$15,776	$2,428	$13,199	$185

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Total Impaired Loans
Real estate:
Construction and land loans	$8,825	$10,947	$1,142	$9,163	$72
Farmland	656	656	125	1,349	-
1-4 family residential mortgage	1,102	1,102	28	1,242	55
Multifamily	-	-	-	-	-
Commercial	4,940	5,270	868	3,775	131
Agriculture	1,420	1,420	-	1,484	163
Commercial	842	2,920	265	1,531	4
Consumer	-	-	-	41	-
States and political subdivisions	-	-	-	-	-
Other loans	-	-	-	-	-
Total	$17,785	$22,315	$2,428	$18,585	$425

Index

The following table summarizes the allowance related to impaired loans and the impaired loan balances by portfolio class at March 31, 2012 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,143	$9,760	$-
Farmland	244	654	-
1-4 family residential mortgage	4	947	-
Multifamily	-	-	-
Commercial	689	7,139	-
Agriculture	-	1,420	-
Commercial	408	1,231	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,488	$21,151	$-

Index

The following table summarizes the allowance related to impaired loans and the impaired loan balances by portfolio class at December 31, 2011 (in thousands):

	ALL
	Ending	Individually	Collectively
	Balance	Evaluated	Evaluated

Real estate:
Construction and land loans	$1,142	$8,825	$-
Farmland	125	656	-
1-4 family residential mortgage	28	1,102	-
Multifamily	-	-	-
Commercial	868	4,940	-
Agriculture	-	1,420	-
Commercial	265	842	-
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total	$2,428	$17,785	$-

Index

The table below provides an analysis of past due status as of March 31, 2012 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$423	$80	$-	$503	$7,655	$25,903	$34,061
Farmland	-	-	-	-	654	32,050	32,704
1-4 family residential mortgage	210	-	-	210	97	54,389	54,696
Multifamily	-	-	-	-	-	4,228	4,228
Commercial	251	-		251	3,218	76,844	80,313
Agriculture	90	509	-	599	1,408	19,122	21,129
Commercial	277	40	20	337	773	23,963	25,073
Consumer	36	24	13	73	10	12,954	13,037
States and political subdivisions	-	-	-	-	-	4,530	4,530
Other loans	-	-	-	-	-	41	41
Totals	$1,287	$653	$33	$1,973	$13,815	$254,024	$269,812

The table below provides an analysis of past due status as of December 31, 2011 (in thousands):

	Past Due Loans (Accruing Interest)						Total
	30-59 days	60-89 days	90+ days	Total	Nonaccrual	Current	Loans

Real estate:
Construction and land loans	$689	$-	$-	$689	$7,671	$29,076	$37,436
Farmland	-	26	-	26	696	29,638	30,360
1-4 family residential mortgage	589	77	80	746	331	52,828	53,905
Multifamily	-	-	-	-	-	4,084	4,084
Commercial	1,406	633	-	2,039	2,696	71,476	76,211
Agriculture	21	-	-	21	1,420	15,063	16,504
Commercial	189	47	30	266	765	25,830	26,861
Consumer	83	27	1	111	11	13,412	13,534
States and political subdivisions	-	-	-	-	-	4,108	4,108
Other loans	-	-	-	-	-	90	90
Totals	$2,977	$810	$111	$3,898	$13,590	$245,605	$263,093

Index

Restructured loans are loans on which, because of a borrower’s financial difficulties, the Bank has granted a concession that would not otherwise be considered.  Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current market rate for new debt with similar risk, or a reduction of the face amount of debt, or either forgiveness of either principal or accrued interest.

The following table summarizes, as of March 31, 2012, loans that have been restructured during  2012 (in thousands):

Troubled-Debt Restructurings
		Recorded	Recorded
		Investment	Investment
	Number of	Prior to	After
	Loans	Modification	Modification
Real estate:
Constructionand land loans	2	$1,049	$1,049
Farmland	1	509	509
1-4 family residential mortgage	-	-	-
Multifamily	-	-	-
Commercial	-	-	-
Agriculture	-	-	-
Commercial	1	43	43
Consumer	-	-	-
States and political subdivisions	-	-	-
Other loans	-	-	-
Total:	4	1,601	1,601

At March 31, 2012, $607,440 of the above loans restructured in the past three months were held as non-accrual.  The restructuring of the loans did not have a significant impact on the allowance for loan losses at March 31, 2012.

Index

The following table summarizes, as of March 31, 2012, loans that were restructured within the last 12 months that have subsequently defaulted (in thousands):

Troubled-Debt Restructurings That Have Subsequently Defaulted

	Number of	Recorded
	Loans	Investment
Real estate mortgages:
Construction and land development	2	$252
Farmland	-	-
1-4 family	-	-
Multifamily	-	-
Commercial	-	-
Agriculture	-	-
Commercial, financial, and agricultural	-	-
Consumer and other	-	-
Political Subsivisions	-	-
Total:	2	$252

 The default of the restructured loans did not have a significant impact on the allowance for loan losses at March 31, 2012.

Index

NOTE 5 – Other Real Estate Owned (OREO)

The table below presents a summary of the activity related to OREO (in thousands):

	Three Months Ended
	March	March
	2012	2011

Beginning balance	$9,946	$10,164
Additions	34	106
Sales inclusive of gains and losses	(349)	(451)
Direct write-downs	-	-
Provision for losses	(230)	(41)
Ending balance	$9,401	$9,778

Expenses related to other real estate owned for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Net (gain) loss on sales of OREO	$(46,095)	$(31,594)
Provision for OREO losses	230,000	41,095
Writedown of OREO	-	-
Operating expenses, net of lease income	26,977	40,819
	$210,882	$50,320

NOTE 6 – Operating Segments

The Corporation operates in only one segment – commercial banking.

NOTE 7 – Stock Based Compensation

At March 31, 2012, the Corporation had two stock-based compensation plans.  The 1998 Stock Option Plan and the 2007 Equity Incentive Plan are described more fully in Note 13 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Corporation recognizes compensation expense for all stock based payments based upon the grant date fair value.

Index

Stock Options

1998 Stock Option Plan

The following table represents stock option activity for the three months ended March 31, 2012:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	14,326	16.09
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	14,326	16.09	1.6
Exercisable, end of period	14,326	16.09	1.6

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended March 31, 2012 and 2011, respectively.

The 1998 Stock Option Plan terminated pursuant to its terms effective December 22, 1998 and no additional awards will be made under such plan.

2007 Equity Incentive Plan

The following table represents stock option activity for the three months ended March 31, 2012:

Weighted
		Weighted	average
		average	remaining
	Shares under	exercise price	contractual
	option	per share	life
Options outstanding, beginning of period	4,000	14.85
Granted	—	—
Surrendered	—	—
Exercised	—	—
Options outstanding, end of period	4,000	14.85	7.2
Exercisable, end of period	2,400	14.85	7.2

There was no intrinsic value related to option shares outstanding and exercisable for the periods ended March 31, 2012 and 2011, respectively.

Index

Restricted Stock

The following table represents restricted stock activity under the 2007 Equity Incentive Plan for the three months ended March 31, 2012:

	Restricted	Weighted
	stock	average
	activity	fair value
Shares under grant at beginning of period	3,456	16.56
Granted	-	—
Surrendered	(451)	16.90
Vested	(204)	16.35
Shares under grant at end of period	2,801	16.52

Shares available for future stock grants to employees and directors under the 2007 Equity Incentive Plan of United Bancorporation of Alabama, Inc. were 294,294 at March 31, 2012.

As of March 31, 2012, there was $24,864 of total unrecognized compensation costs related to the nonvested share based compensation arrangements granted under the 1998 and 2007 Plans.  That cost is expected to be recognized over a period of approximately 3 years.

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

Assets Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Fair Value Measurements at March 31, 2012 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)

AFS Securities	$73,340,403	$2,059,790	$71,280,613	$-

Fair Value Measurements at December 31, 2011 Using
		Quoted Prices	Significant Other	Significant
	Assets/Liabilities	in Active Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	Level (2)	(Level 3)

AFS Securities	$71,493,832	$4,019,483	$67,474,349	$-

No transfers were made between Level 1 or 2 assets measured at fair value on a recurring basis during the three months ended March 31, 2012 or 2011.

Index

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Other Real Estate Owned

Other real estate owned is adjusted to fair value upon transfer from the loan portfolio. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate as nonrecurring Level 3.

Index

The following tables present the assets carried on the balance sheet by asset type and by level within the FASB ASC 820 valuation hierarchy (as described above) as of March 31, 2012 and December 31, 2011, for which a nonrecurring change in fair value has been recorded.

	Carrying Value at March 31, 2012
					Three months ended
					March 31, 2012
	Total	Level 1	Level 2	Level3	Total Losses

Impaired loans (1)	$13,238,582	$-	$-	$13,238,582	$(117,119)
Other real estate	9,400,591	-	-	9,400,591	(183,905)

(1) Losses related to loans were recognized as either charge-offs or specific allocations of the allowance for  loan loss

	Carrying Value at December 31, 2011
					Twelve months ended
					December 31, 2011
	Total	Level 1	Level 2	Level3	Total Losses

Impaired loans (1)	$14,275,269	$-	$-	$14,028,269	$(2,495,123)
Other real estate	9,946,107	-	-	9,946,107	(1,516,000)

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
Fair value approximates the carrying value of such assets.  This is characterized as a Level 1 asset in the fair value hierarchy.

(b)	Investment Securities and Other Securities
The fair value of investment securities is based on quoted market prices; which is characterized as either a Level 1 or Level 2 asset in the fair value hierarchy.  The fair value of other securities, which includes Federal Home Loan Bank stock and other correspondent stocks, approximates their carrying value.  This is characterized as a Level 2 asset in the fair value hierarchy.

(c)	Loans Held for Sale
Loans are committed to be delivered to investors within 30 days of origination. Due to this short turn-around time, the carrying amounts of the Company’s agreements approximate their fair values.

(d)	Loans Held for Investment
The fair value of loans is calculated using discounted cash flows and excludes lease–financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Corporation’s historical experience with repayments adjusted to estimate the effect of current market conditions.  This is characterized as a Level 3 asset per the fair value hierarchy.

(e)	Bank Owned Life Insurance
The fair value of bank owned life insurance approximates its carrying value.  This is characterized as a Level 1 asset in the fair value hierarchy.

(f)	Deposits
The fair value of deposits with no stated maturity, such as non–interest bearing demand deposits, NOW accounts, savings and money market deposit accounts, approximates the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities which is characterized as a Level 3 liability in the fair value hierarchy.

The fair value estimates in the table below do not include the benefit that results from the low–cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Index

(g)	FHLB, Other Borrowed Funds and Subordinated Debt
The fair value of the Corporation’s other borrowed funds and subordinated debt approximates the carrying value of such liabilities. The fair value of FHLB advances have been valued using discounted cash flows.  The discount rates used are based on estimated market rates for borrowings of similar remaining maturities, which is characterized as a Level 3 liability in the fair value hierarchy.

(h)	Accrued Interest
The fair value of accrued interest receivable and payable approximates their carrying value, which are characterized as Level 1 assets and liabilities in the fair value hierarchy.

(i)	Commitments to Extend Credit and Standby Letters of Credit
There is no market for the commitment to extend credit and standby letters of credit and they were issued without explicit cost. Therefore, it is not practical to establish their fair value.

The carrying value and estimated fair value of the Corporation’s financial instruments at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:	(Dollars in Thousands)
Cash and short–term investments	$65,961	$65,961	$56,274	$56,274
Investment securities	93,145	94,150	92,543	93,506
Loans held for sale	138	138	169	169
Loans held for investment,net of the allowance for loan losses	264,700	265,991	258,192	257,403
Bank owned life insurance	2,980	2,980	2,954	2,954
Correspondent bank stock	1,668	1,668	1,668	1,668
Accrued interest receivable	1,892	1,892	2,155	2,155

Financial liabilities:
Deposits	413,749	416,916	395,454	398,598
Other borrowed funds	-	-	992	992
FHLB advances	1,058	1,207	1,116	1,274
Subordinated Debt	10,310	10,310	10,310	10,310
Accrued interest payable	256	256	288	288

NOTE 9 – Recently Issued Accounting Pronouncements

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Corporation’s financial statements.

Index

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (“ASU 2011-05”) amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-05 did not have a significant impact on the Corporation’s financial statements.

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

Critical Accounting Estimates

The Corporation’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Corporation’s significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2011 as filed in the Corporation’s annual report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Jumpstart Our Business Startup Act of 2012

On April 5, 2012, President Obama signed the Jumpstart Our Business Startup Act (the “JOBS Act”), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets. The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002. In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200. The SEC has been directed to issue rules implementing these amendments by April 5, 2013. The Corporation is currently evaluating the effects that these amendments, as well as the full JOBS Act, will have on the Corporation.

Index

Results of Operations

The following financial review is presented to provide an analysis of the results of operations of the Corporation and the Bank for the three months ended March 31, 2012 and 2011, compared.  This review should be used in conjunction with the condensed consolidated financial statements included in the Form 10-Q.

Three Months Ended March 31 2012 and 2011, Compared

Summary

The Corporation recorded net earnings of $307,043 for the three month period ended March 31, 2012 as compared to earnings of $227,362 in the three month period ended March 31, 2011.  Net earnings available to common shareholders was $237,640 versus $158,958 in the year earlier period, both after recording the payment of the dividend on preferred shares and the associated amortization of warrants related to the Corporation’s participation in the United States Treasury’s Community Development Capital Initiative (“CDCI”).  The CDCI dividends were $51,500 in both the 2012 and 2011 periods.  The specifics of the changes are discussed in detail below.

In the three month period, the Bank experienced an increase in total assets of $17,551,000.  The primary contributors to this growth were 1) elevated transactional deposits related to a single customer’s placement of approximately $10.1 million on deposit in anticipation of a significant construction project in the next six months and 2) increased deposits by agricultural producers as their production cycle transitioned from harvest into a lower-cost, maintenance period.  Loans increased $6,718,000 during the three month period.  The remaining amounts of the increased deposits were invested in lower interest bearing deposits with banks.

The growth of loans and a continued emphasis on deposit pricing discipline combined to increase net interest income, the difference between interest and fees earned on interest bearing assets and the interest paid on interest bearing liabilities.  Net interest income increased by $139,599 or 4.0% to $3,669,593 and the net interest margin (tax equivalent net interest income divided by average assets) increased to 3.68% in the first three months of 2012 from 3.46% for the same period in 2011.

The provision for loan losses as of March 31, 2012 was $200,000, a 33% improvement compared to the $300,000 provision as of March 31, 2011.  Lower current period charge offs reduced the overall reserve need.  Non-interest revenue was higher by 6.4% or $65,792 as increases in mortgage revenue, trust and brokerage fees, and gains on sales of OREO, more than offset the 6.7% reduction in service charges on deposits.  Non-interest expenses were $4,149,498 as of March 31, 2012. The increase of $179,573 was 4.5% higher than the same period in 2011.  The primary contributor to the increase was $230,000 set aside as a provision to add to the reserve for OREO.  This increase was offset by reductions in salaries and benefits and occupancy expenses during the 2012 period as compared to 2011.

Index

Net Interest Income

Net interest income was $3,669,593 during the first three months of 2012, an increase of $139,599 or 4.0% from the level experienced during the same period in 2011.

Total interest income decreased $87,039 (1.9%) in the first three months of 2012 as compared to the 2011 period.  The reduction in interest revenue is the result of lower levels of interest earned on investment securities due to the restructured investment portfolio as discussed in the Corporation’s December 31, 2011 Form 10-K.  Loan balances averaged approximately $3,000,000 higher in the 2012 period than in the 2011 period.  Loan yields averaged 5.82% in the first three months of both 2012 and 2011.  The Corporation has targeted increases in its loan portfolio in loan types with historically lower loss experience. Increasing loan balances have provided favorable earnings as interest and fees on loans are $73,911, or 1.9%, higher in the three months ended March 31, 2012 compared to the same period in 2011.  The level of non-accrual loans noted in previous reports remains high and continues to have a negative impact on loan yields.

Interest expense declined $226,638, or 24.2%, to $708,823 in the three months ended March 31, 2012 as compared to the 2011 period.  While total interest bearing liabilities were approximately $1.9 million lower in 2012, the transition of approximately $12.2 million of deposits from higher cost time deposits to lower cost transactional accounts served as the primary source of the savings.  The rate of interest paid on all interest bearing liabilities declined to 0.99% in 2012 from 1.31% in 2011 or a reduction of 0.32%.  Including the effect of non interest bearing demand deposits, the total cost of funds for the Corporation declined to 0.69% from 0.87%, or by 0.18 percentage points.

The net interest margin expressed as a percentage of average total earning assets increased to 3.68% in the first three months of 2012 from 3.46% in the same period in 2011.

Provision for Loan Losses

The provision for loan losses totaled $200,000 for the first three months of 2012 as compared to $300,000 for the same period in 2011.  For further discussion of this item see Allowance for Loan Losses below.

Noninterest Income

Total noninterest income increased by $65,792 in the 2012 period to $1,097,132 from the $1,031,340 reported in the 2011 period.  A decrease in revenue from service charges and fees on accounts was offset by higher mortgage loan fees and increased income from other sources.

Service charges on deposits decreased by $53,408 or 6.7% to $743,274 in 2012 from $796,682 in 2011.  A reduction in fees for overdrafts (NSF fees) of $58,766 was partially offset by income from increased ATM usage of $11,768.  Income from the origination of mortgage loans was higher by 50.1% or $31,820.

Index

Revenue from other income items was higher by $87,380 or 51.1%.  Several items combined to cause the increase with the largest being gross revenue from sales and operation of OREO properties, which was $66,000 higher than in the 2011 period.  Revenue from the Bank’s financial services area (trust, brokerage and insurance) grew in the 2012 period by $17,038 or 48.8%.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2012 and 2011 was $4,149,498 and $3,969,925, respectively.  This represents an increase of $179,573 or 4.5%.  The provision for possible losses on the disposal of OREO properties of $230,000 was principally responsible for the increase.

Salaries and benefits decreased $30,442 (1.4%).  Salaries paid to employees and officers decreased by $45,447 or 2.6% and benefit costs increased by $15,000.

Occupancy expenses were lower by $27,759 (5.7%) primarily due to lower depreciation expense ($26,690) as the Corporation has limited facilities’ improvement and equipment purchases to situations where efficiency or customer experience may be compromised.  Other categories of occupancy expenses were also generally lower or only marginally increased.

The Other expense category totaled $1,516,138 which is an increase of $237,774 or 18.6% from the 2011 level of $1,278,364.  Expenses incurred relative to OREO were responsible for the increase.  In the quarter, additions to the reserve for OREO property disposition were made totaling $230,000, bringing the total of the reserve to $477,000 at the end of the quarter.  This reserve provision accounts for the increase in OREO expenses of $227,736.

There were several other changes in expense levels which should be noted.  FDIC insurance expense decreased by $96,037 in 2012 to $152,454 as the FDIC made a change to the method for calculating the insurance premium as defined by the Dodd Frank Act.  Previously deposits were the base for calculation, but this was changed to a base of average total assets less average tier I equity and the assessment rates were lowered.  The effect for smaller banks with fewer assets supported by borrowed funds is an ongoing reduction in FDIC insurance expense.

Offsetting the savings from the reduction in FDIC expenses were increases in several items.  Communications expenses were increased by $35,000 in the period.  The Corporation is making changes in its communications carriers and the increase in the first quarter is the result of duplicate services during the change-over.

Index

Income Taxes

Earnings before taxes of $417,227 were achieved in the first three months of 2012.  This is an increase from the pre-tax income of $291,409 recorded in the same period in 2011.  For the 2012 period, the Corporation recorded an expense for taxes of $110,184 as compared to the expense recognized in the same period in 2011 of $64,047.  The increased expense was caused by the reduction in nontaxable interest income from investment in municipal securities and the general increase in profitability.

Financial Condition and Liquidity

Total assets at March 31, 2012 were $464,429,962, which is an increase of $17,550,790 or 3.9% from the December 31, 2011 level of $446,879,172.  Total deposits increased by $18,295,247 or 4.6% for the reasons discussed above.  Total equity (common and preferred) increased by $336,261 or 0.9% from December 31, 2011.

Sufficient liquidity is a major priority for the Corporation.  The Corporation is taking steps to reduce the highly conservative liquidity position that has been held since 2008.  As mentioned in previous reports, the Corporation will be reducing the excess liquidity at a measured pace so as to redeploy these assets to higher return categories.  The liquidity position will be maintained at a level that will provide sufficient availability of funds to meet anticipated needs.  The ratio of total loans to deposits at March 31, 2012 was 65.2% as compared to 66.5% at December 31, 2011.  The decrease is the result of the increase in the deposit base to the current level combined with the increase in outstanding loans of $6,718,412.

Cash and Cash Equivalents

Cash and cash equivalents were $65,961,065 as of March 31, 2012, an increase of $9,686,879, or 17.2%, from December 31, 2011. The increase is primarily the result of the increase in deposits discussed above and the increase in loans discussed in Loans below.

Investment Securities – Available for Sale

Investment securities available for sale increased $1,846,571, or 2.6%, compared to December 31, 2011.

Investment Securities – Held to Maturity

Investment securities held to maturity decreased $1,244,669, or 5.9%.  Securities designated as held to maturity are not liquid or subject to sale.  The Corporation reviews the limits and target levels on this category regularly based on liquidity needs.

Index

In making its review in April, the Corporation considered the changing current economic conditions (because of Europe) ; the Corporation’s plans for longer term growth and the possible longer term effects of the Federal Reserve Policy of temporarily holding interest rates at artificially low levels and concluded that the held to maturity portion of the portfolio was larger and longer in duration than desired given the changes in the economy.  The securities in this portion of the portfolio were transferred to the available for sale portion of the portfolio.  The effect of the transfer is discussed in Note 3-Investment securities to the Financial Statements.

Loans

Gross loans increased by $6,718,412, or 2.6%, to $269,811,732 at March 31, 2012, from $263,093,320 at December 31, 2011.  The increase is primarily concentrated in agricultural production loans and loans secured by farmland.  Agricultural production loans are generally short term in nature with advances beginning with planting during the spring; peaking in the fall; and, paying down during the harvest in late fall and winter.   As such, reductions would normally occur in the fourth quarter of each year.   The Corporation’s banking subsidiary continues to seek quality lending opportunities in its business areas.

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

Index

The Corporation continues to segment the loan portfolio by type of loan for analysis and to compute the needed reserve on non-impaired loans based on historical charge off performance for each segment.  This methodology allows the Corporation to target loan growth by concentrating on those segments with lower loss histories and aid in identification of areas or segments requiring more attention.  The effect on the calculated level of the reserve will be in direct proportion to the loss rate and volume of those sectors with loss rate histories either higher or lower than the average loss rate for the portfolio as a whole.

The ratio of reserves to loans at year end 2011 was 1.86%.  At the end of the first quarter of 2012, a reserve level of $5,111,534 was considered to be appropriate.  This is equivalent to 1.89% of gross loans and includes reserves specifically allocated to specific loans and reserves that are not allocated but based on the historical loss experience of specific loan categories.  During the first three months of 2012 the Corporation experienced net recoveries of $9,984, as compared to net charge offs of $35,524 for the same period in 2011.

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

Premises and Equipment

Premises and equipment decreased $68,462, or 0.4%, during the first three months of 2012.  Capital expenditures continue at a low level, with depreciation reducing the level.  Facilities improvements and equipment purchases have only been made when retaining the original equipment may adversely impact the customer experience or the effectiveness of operations.

Deposits

Total deposits increased $18,295,247, or 4.6%, at March 31, 2012 from December 31, 2011, including increases of $9,606,301 in non-interest bearing deposits and $8,688,946 in interest bearing deposits.  The single depositor discussed above increased non interest bearing deposits by approximately $10,050,000 between these dates as they consolidated funds to be used in a specific construction project.  This project is expected to utilize the accumulated funds during the second and third quarters of 2012.

Index

Liquidity

One of the Corporation’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term assets.  These sources, coupled with a stable deposit base, allow the Corporation to fund earning assets and maintain the availability of funds.  Management believes that the Corporation’s traditional sources of maturing loans and investment securities, cash  from operating activities and a strong base of core deposits are adequate to meet the Corporation’s liquidity needs for normal operations. To provide additional liquidity, the Corporation has historically utilized market based sources such as short-term financing through the purchase of federal funds, and a borrowing relationship with the Federal Home Loan Bank.  In the current economy, these sources are not as reliable as in more normal times.  The Corporation has chosen to maintain on balance sheet sources of liquidity such as deposits at the Federal Reserve, federal funds sold and liquid, short term investments at a high level to assure an adequate source of liquid funding.  This strategy has depressed the net interest margin as these short term; highly liquid assets have lower yields than loans or longer term, less liquid assets.  Should the Corporation’s traditional sources of liquidity be constrained, forcing the Corporation to pursue avenues of funding not typically used, the Corporation’s net interest margin could be further impacted negatively. The Corporation's bank subsidiary has an Asset Liability Management Committee, which has as its primary objective the maintenance of specific funding and investment strategies to achieve short-term and long-term financial goals. The Corporation’s liquidity at March 31, 2012 is considered appropriate by management.

Capital Adequacy

Total stockholders' equity on March 31, 2012, was $37,605,284, an increase of $336,261 from December 31, 2011.  This increase is comprised of current period earnings of $307,043 and is supplemented by an increase in accumulated other comprehensive income net of tax of $76,972; and the recognition of $13,697 of capital related to previous years’ grants of stock options;  offset by dividends of $51,500 related to the U.S. Treasury’s Community Development Capital Initiative as described more fully in Note 9 to the Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011; and $2,334 of cash paid on the fractional shares associated with the Corporation’s stock dividend.

The table below sets forth various capital ratios for the Corporation and the Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for Tier 1 capital treatment. March 31, 2012, trust preferred securities included in Tier 1 capital totaled $10 million.

Federal and State of Alabama Regulators have established quantitative measures to ensure capital adequacy requiring the Corporation and its Bank to maintain minimum capital levels.  The primary target capital ratio established by the Bank is the maintenance of the Tier I Leverage Ratio by the Bank at or above 9.00% of average assets during any quarter.  In its “Call Report” filed as of March 31, 2012, the Bank reported a Tier I Leverage Ratio of 9.34% of average assets for the first quarter.  The payment of dividends has a direct impact on capital adequacy and is subject to approval by the State of Alabama Regulators.

Index

As of March 31, 2012, the most recent notification from the Bank’s regulators categorized the Bank as “adequately capitalized.”  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Information regarding risk-based capital and leverage ratios of the Corporation and the Bank are set forth in the table below:

		Well
	March 31,	Capitalized
	2012	Treatment
United Bancorporation of Alabama, Inc.
Total risk-based capital	15.31%	N/A
Tier 1 risk-based capital	14.06%	N/A
Leverage Ratio	9.41%	N/A

United Bank
Total risk-based capital	15.27%	10.00%
Tier 1 risk-based capital	14.02%	6.00%
Leverage ratio	9.34%	5.00%

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

The following table sets forth the off-balance sheet risk of the Bank as of the end of the period.

March 31,
2012

Commitments to extend credit	$38,732,708
Standby letters of credit	766,501

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

Date: May 15, 2012

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

EXHIBIT 101

XBRL Date File Submission

The following exhibits to the Form 10-Q are submitted electronically and are not included herewith:

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

These exhibits are interactive data files filed pursuant to Rule 405 of Regulation S-T and include the following:

(i)	The Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011,
(ii)	The Consolidated Statements of Earnings for the three months ended March 31, 2012 and 2011,
(iii)	The Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011,
(iv)	The Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and
(v)	The notes to the Consolidated Financial Statements.